Form 10-Q
period 2006-09-30
NNN Apartment REIT, Inc.
filed 2006-11-09
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-130945

NNN Apartment REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(714) 667-8252 (Registrant’s telephone number, including area code)

N/A
(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 8, 2006, there were 825,718 shares of common stock of NNN Apartment REIT, Inc. outstanding.

NNN APARTMENT REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and January 10, 2006 (Date of Inception) (Unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended September 30, 2006 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity for the Period from January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	4
	Consolidated Statement of Cash Flows for the Period from January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
Signatures		47
EXHIBIT 1.1
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NNN APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and January 10, 2006 (Date of Inception) (Unaudited)

	September 30,	January 10,
	2006	2006

ASSETS
Cash	$201,007	$201,007
Prepaid insurance	157,791	—

Total assets	$358,798	$201,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued liabilities	$23,167	$—
Due to affiliates	195,878	—

Total liabilities	219,045	—

Commitments and contingencies (Note 3)

Minority interest of limited partnership in Operating Partnership	1,000	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 26,223 and 22,223 shares issued and outstanding as of September 30, 2006 and January 10, 2006, respectively	262	222
Additional paid-in capital	209,305	199,785
Accumulated deficit	(70,814)	—

Total stockholders’ equity	138,753	200,007

Total liabilities and stockholders’ equity	$358,798	$201,007

The accompanying notes are an integral part of these consolidated financial statements.

NNN APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 (Unaudited) and for the Period from
January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)

		Period from
		January 10, 2006
	Three Months	(Date of Inception)
	Ended	through
	September 30, 2006	September 30, 2006

Expenses:
General and administrative	$(70,814)	$(70,814)

Net loss	$(70,814)	$(70,814)

Net loss per share — basic and diluted	$(3.10)	$(3.16)

Weighted average number of common shares outstanding — basic and diluted	22,866	22,437

The accompanying notes are an integral part of these consolidated financial statements.

NNN APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from January 10, 2006 (Date of Inception) through September 30, 2006
(Unaudited)

	Common Stock		Additional			Total
	Number of		Paid-In	Preferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

BALANCE — January 10, 2006	—	$—	$—	$—	$—	$—
Issuance of common stock	22,223	222	199,785	—	—	200,007
Issuance of vested and nonvested common stock	4,000	40	7,960	—	—	8,000
Amortization of nonvested common stock compensation	—	—	1,560	—	—	1,560
Net loss	—	—	—	—	(70,814)	(70,814)

BALANCE — September 30, 2006	26,223	$262	$209,305	$—	$(70,814)	$138,753

The accompanying notes are an integral part of these consolidated financial statements.

NNN APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	9,560
Changes in operating assets and liabilities:
Prepaid insurance	(157,791)
Accrued liabilities	23,167
Due to affiliates	195,878

Net cash provided by operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,007
Minority interest contributions to Operating Partnership	1,000

Net cash provided by financing activities	201,007

NET CHANGE IN CASH	201,007
CASH — Beginning of period	—

CASH — End of period	$201,007

The accompanying notes are an integral part of these consolidated financial statements.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005 and intends to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiary, NNN Apartment REIT Holdings, L.P., except where the context otherwise requires. We may also invest in real estate related securities. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock, aggregating up to $1,000,000,000, or the maximum offering, for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates will not count toward the minimum offering. On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us. See Note 9, Subsequent Events — Status of Offering for a further discussion.

We anticipate that we will conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties, LLC, or Triple Net Properties, our Sponsor, is the parent and managing member of our Advisor. The Advisory Agreement has a one year term that expires in July 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us and our future properties.

As of September 30, 2006, we neither purchased nor contracted to purchase any investments. On October 31, 2006, we purchased the Walker Ranch Apartment Homes, or the Walker Ranch property, located in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000. See Note 9, Subsequent Events — Property Acquisition for a further discussion of the acquisition.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our unaudited consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying unaudited consolidated financial statements.

Basis of Presentation

Our unaudited consolidated financial statements include our accounts and those of our Operating Partnership. We intend to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

September 30, 2006 and January 10, 2006, we owned a 99.99% general partnership interest therein. Our Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our Operating Partnership. As of September 30, 2006 and January 10, 2006, our Advisor owned a 0.01% limited partnership interest therein, and is a special limited partner in our Operating Partnership. As of September 30, 2006, our Operating Partnership has no real estate operations and no assets other than the partners’ initial capital contributions. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Interim Financial Data

Our accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited consolidated financial statements should be read in conjunction with our Registration Statement on Form S-11 (File No. 333-130945, effective July 19, 2006) filed with the SEC, or our Prospectus.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2006 and January 10, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

Restricted Cash Held in Escrow

Restricted funds held in escrow of $1,379,000 as of September 30, 2006, are not included in current assets and consist of funds received in connection with subscription agreements to purchase shares of our common stock in connection with our Offering. We were required to raise the minimum offering on or before July 19, 2007 (one year following the commencement of our Offering), or, the funds raised, including interest, would have been returned to the subscribers. Therefore, the funds were held in an escrow account and were not released to or available to us until the minimum offering was raised.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of September 30, 2006 and January 10, 2006, our Advisor or Triple Net Properties have incurred $1,603,000 and $226,000, respectively. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements since we had not raised the minimum offering as of September 30, 2006. On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us. See Note 4, Related Party Transactions — Offering Stage for a further discussion of expenses during our offering stage.

Stock Compensation

We follow Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Award Plan. See Note 6, Stockholders’ Equity — 2006 Incentive Award Plan for a further discussion of grants under the 2006 Incentive Award Plan.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2006. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock and all potentially dilutive securities, if any. Restricted shares of common stock give rise to potentially dilutive shares of common stock.

For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we recorded a net loss. As such, as of September 30, 2006, the incremental shares of 3,200 from restricted shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment Disclosure

We internally evaluate operations as one segment and therefore do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

3.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

4.	Related Party Transactions

Some of our executive officers and non-independent directors are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, Realty, our Dealer Manager, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regard to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees up to 7.0% to participating broker-dealers. Our Dealer Manager did not receive selling commissions for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006. Selling commissions are not recorded in our accompanying unaudited consolidated financial statements because such commissions were not our liability since we had not raised the minimum offering as of September 30, 2006. When recorded by us, such commissions will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursement

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow up to 1.0% of these fees to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds from the sale of shares of our common stock in our Offering, reimbursements for bona fide due diligence expenses. Our Dealer Manager or its affiliates may re-allow up to 0.5% of these fees to participating broker-dealers. Our Dealer Manager or its affiliates did not receive marketing support fees or due diligence expense reimbursements for the three months ended September 30, 2006 or the period from January 10, 2006 (Date of Inception) through September 30, 2006. Marketing support fees and due diligence expense reimbursements are not recorded in our accompanying consolidated financial statements because such fees and reimbursements were not our liability since we had not raised the minimum offering as of September 30, 2006. When recorded by us, such fees and reimbursements will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. No reimbursements were made to our Advisor or Triple Net Properties for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 for other organizational and offering expenses. Other organizational and offering expenses are not recorded in our accompanying consolidated financial statements because such expenses were not our liability since we had not raised the minimum offering as of September 30, 2006. When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition and Development Stage

Acquisition Fees

Our Advisor or Realty will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee (previously referred to as real estate commissions payable to our Advisor and Realty during our acquisition and development stage in our Prospectus) up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor will be paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such a fee.

Property Management Fees

Our Advisor or Realty will be paid a property management fee equal to 4.0% of the monthly gross income from any properties either manages. This fee will be paid monthly. Our Advisor and Realty anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due such third party contractors. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Operating Expenses

Our Advisor or Triple Net Properties will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or Triple Net Properties cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, our Advisor and Triple Net Properties incurred $196,000 on our behalf. As of September 30, 2006, we had not reimbursed our Advisor or Triple Net Properties for such expenses.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Compensation for Additional Services

Our Advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our Advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or Realty will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale and will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation our Advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of property after subtracting (a) the amount of capital we invested in our Operating Partnership; (b) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (c) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our Operating Partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of our shares of common stock on a national securities exchange, our Advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor will be paid a fee determined by negotiation between our Advisor and our independent directors. Upon our Advisor’s receipt of such compensation, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Due to Affiliates

As of September 30, 2006, approximately $196,000 was payable to Triple Net Properties primarily for reimbursement of insurance premiums.

5.	Minority Interest

On January 10, 2006, our Advisor contributed $1,000 to our Operating Partnership for a 0.01% limited partnership interest. As of September 30, 2006 and January 10, 2006, we owned a 99.99% general partnership interest in our Operating Partnership and our Advisor owned a 0.01% limited partnership interest.

6.	Stockholders’ Equity

Common Stock

On January 10, 2006, our Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,007 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock to our independent directors. As such, as of September 30, 2006 and January 10, 2006, we had 26,223 and 22,223 shares, respectively, of common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Common Stock Held in Escrow

In connection with our Offering, we received subscriptions of $1,379,000 for 138,384 shares of our common stock as of September 30, 2006. On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of September 30, 2006 and January 10, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of common stock for sale pursuant to the DRIP in our Offering. No reinvestment of distributions were made for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases were made for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006.

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006, we granted 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share and is amortized on a straight-line basis. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of approximately $10,000 related to the shares of restricted common stock grants for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, which is included in general and administrative on our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2006, there was approximately $30,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted shares of common stock. The expense is expected to be realized over a weighted average period of four years.

A summary of the status of our restricted shares of common stock as of September 30, 2006, and changes for the period from January 10, 2006 (Date of Inception) through September 30, 2006, is presented below:

		Weighted
	Restricted	Average
	Common	Grant Date
	Stock	Fair Value

Balance — January 10, 2006	—
Granted	4,000	$10.00
Vested	(800)	$10.00
Forfeited	—

Balance — September 30, 2006	3,200	$10.00

7.	Special Limited Partner Interest

Upon termination of the Advisory Agreement in connection with any event other than the listing of our shares on a national securities exchange or a national market system or the internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor’s special limited partnership interest may be redeemed by us (as the general partner of our Operating Partnership) for a redemption price equal to the amount of the incentive distribution that our Advisor would have received upon property sales if our Operating Partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our Operating Partnership, if agreed to by us and our Advisor, except that our Advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT.

8.	General and Administrative Expenses

For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, general and administrative expenses of approximately $71,000,

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

consisted of insurance premiums for directors’ and officers’ liability insurance of $38,000, directors’ fees of $23,000 and restricted common stock compensation of $10,000.

Such expenses are subject to the operating expense reimbursement obligation of our Advisor as discussed in Note 4, Related Party Transactions — Operating Expenses.

9.	Subsequent Events

Status of Offering

As of October 5, 2006, we received and accepted subscriptions for 204,107 shares of common stock, or $2,037,000, thereby exceeding the minimum offering. Having raised the minimum offering, the Offering proceeds were released by the escrow agent to us and are available for acquisition of properties and other purposes disclosed in our Prospectus. As of November 8, 2006, we received and accepted subscriptions in our Offering for 799,495 shares of common stock, or $7,980,000.

Line of Credit

On October 31, 2006, we entered into a credit agreement, or the Credit Agreement, with Wachovia Bank, National Association, or Wachovia, to obtain a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. Advances under the line of credit: (1) are made for the purchase of properties and collateralized by the related property; (2) bear initial interest at our choice of (a) a base rate loan, at the greater of Prime Rate plus 0.50% per annum or the Federal Funds Rate plus 1.00% per annum, or (b) a LIBOR loan at LIBOR plus 1.50% per annum; and (3) require interest only payments on a monthly basis. To the extent that a portion of the line of credit commitment is not used, the Credit Agreement provides for a nonuse fee equal to 0.25% of the unused portion if less than 50.0% of the line of credit commitment is used or 0.125% of the unused portion if 50.0% or greater of the line of credit commitment is used. The line of credit has an initial term of three years with the option to extend for one year in exchange for the payment of an extension fee equal to 0.20% of the total commitment amount under the line of credit. Properties financed by borrowings under this line of credit are required to meet certain minimum loan to value, fixed charge coverage, debt service coverage and other customary requirements on a combined basis. On and after May 31, 2007, the line of credit must be secured by no less than three properties with an aggregate value of $75,000,000.

On October 31, 2006, we entered into a credit agreement, or the Mezzanine Credit Agreement, with Wachovia to obtain a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. Advances under the mezzanine line of credit: (1) are made for the purchase of properties and collateralized by the related property; (2) bear interest at our choice of (a) a base rate loan, at the greater of Prime Rate plus 5.00% per annum for the first 120 days, increasing to 9.00% per annum thereafter or the Federal Funds Rate plus 5.50% per annum for the first 120 days, increasing to 9.50% per annum thereafter, or (b) a LIBOR loan at the LIBOR plus 6.00% per annum for the first 120 days, increasing to 10.00% per annum thereafter; and (3) require interest only payments on a monthly basis. To the extent that a portion of the mezzanine line of credit commitment is not used, the Mezzanine Credit Agreement provides for a nonuse fee equal to 0.75% of the unused portion if less than 50.0% of the mezzanine line of credit commitment is used or 0.50% of the unused portion if 50.0% or greater of the mezzanine line of credit commitment is used. The mezzanine line of credit has a term of three years. Properties financed by borrowings under this mezzanine line of credit are required to meet certain minimum loan to value, fixed charge coverage, debt service coverage and other customary requirements on a combined basis. At maturity or upon prepayment of each mezzanine note, we must pay an exit fee of 1.75% of each mezzanine note outstanding. Each mezzanine note is prepayable for the first 120 days after the closing of the mezzanine note, and is not prepayable after the first 120 days until the maturity date of the mezzanine

NNN APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

note. To the extent a mezzanine note is prepayable, the proceeds of our initial public offering must be used to pay down outstanding amounts under the mezzanine note.

On October 31, 2006, we obtained a waiver of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations as of October 31, 2006. Wachovia waived compliance with the financial covenants through the period ending December 31, 2006.

Property Acquisition

On October 31, 2006, through our wholly-owned subsidiary, Apartment REIT Walker Ranch L.P., LLC, we purchased the Walker Ranch property in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000. The Walker Ranch property is a 325-unit class A apartment property which consists of seventeen-buildings. As of October 31, 2006, the property is approximately 98.2% leased. We financed the purchase price with approximately $22,120,000 in borrowings under the line of credit and approximately $4,740,000 in borrowings under the mezzanine line of credit with Wachovia. The balance of the purchase price was provided for with funds raised through our Offering. We incurred an acquisition fee to Realty of $923,000, or 3.0% of the purchase price.

Distribution

On November 1, 2006, our board of directors declared a 6.0% per annum distribution to stockholders of record as of November 1, 2006, one business day following the close of the acquisition of the Walker Ranch property. We anticipate paying the distribution during the first week of December 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiary, NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2006, together with our results of operations for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 and cash flows for the period from January 10, 2006 (Date of Inception) through September 30, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; the absence of material litigation; our ongoing relationship with Triple Net Properties, LLC, or our Sponsor; litigation and including without limitation, the investigation of our Sponsor by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on December 21, 2005 under the laws of the State of Maryland and intend to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. If we meet the qualification requirements, we intend to elect to be treated as a REIT for federal income tax purposes for our taxable year ending December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock, aggregating up to $1,000,000,000, or the maximum offering, for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates will not count toward the minimum offering. On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us. See Subsequent Events — Status of Offering for a further discussion.

We anticipate that we will conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties, LLC, or Triple Net Properties, our Sponsor, is the parent and managing member of our Advisor. The Advisory Agreement has a one year term that expires in July 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us and our future properties.

As of September 30, 2006, we had neither purchased nor contracted to purchase any investments. On October 31, 2006, we purchased the Walker Ranch Apartment Homes, or the Walker Ranch property, located in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000. See Subsequent Events — Property Acquisition for a further discussion of the acquisition.

Results of Operations

As of September 30, 2006, we had not raised the minimum offering. As of September 30, 2006, we had funds held in escrow of $1,379,000 in subscriptions for 138,384 shares of common stock. On October 5, 2006, we received and accepted subscriptions for 204,107 shares of common stock, or $2,037,000, thereby exceeding the minimum offering and the funds held in escrow were released to us. As of November 8, 2006, we received and accepted subscriptions in our Offering for 799,495 shares of common stock, or $7,980,000.

As of September 30, 2006, we had not acquired any real estate properties or real estate related investments. On October 31, 2006, we purchased the Walker Ranch property. We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in our Prospectus and listed in Part II, Item 1A, Risk Factors.

If we fail to raise significant proceeds above our minimum offering, we may not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we had a net loss of approximately $71,000, or $3.10 per share, and approximately $71,000, or $3.16 per share, respectively, due to general and administrative expenses related to directors’ and officers’ liability insurance of $38,000, directors’ fees of $23,000, and restricted stock compensation of $10,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of September 30, 2006 and January 10, 2006, our Advisor or Triple Net Properties have incurred $1,603,000 and $226,000, respectively. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements since we had not raised the minimum offering as of September 30, 2006. On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us. See Note 4, Related Party Transactions — Offering Stage, to our accompanying consolidated financial statements for a further discussion of expenses during our offering stage.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Uncollectible Accounts

We will lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income will consist primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

Receivables will be carried net of the allowances for uncollectible receivables. An allowance will be maintained for estimated losses resulting from the inability of certain residents to meet their contractual obligations under their lease agreements. We will determine the adequacy of this allowance by continually evaluating individual residents’ receivables considering the tenant’s financial condition and security deposits and current economic conditions.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. Furniture, fixtures and equipment will be depreciated over five years. All replacements inside the units will be depreciated over five years. When depreciable property will be retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss reflected in operations.

Impairment

Our properties will be carried at the lower of historical cost less accumulated depreciation or fair value. We will assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows will be inherently uncertain and will rely on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

Properties Held for Sale

We will account for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with SFAS No. 144, at such time as a property is held for sale, such property will be carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, will allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) will be based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Allocations will be made at the fair market value for furniture, fixtures and equipment on premises. Factors considered by us will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases will be included in the intangible assets and below market lease values will be included in intangible liabilities in our consolidated financial statements and will be amortized to rental income over the weighted average remaining term of the acquired leases with each property.

The total amount of other intangible assets acquired will be further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

These allocations will be subject to change based on continuing valuation analysis, or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

REIT Requirements

For our taxable year ending December 31, 2006, we intend to elect to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and will operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We are dependent upon the net proceeds to be received from our Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related securities will be obtained from our Offering and from any indebtedness that we may incur. We have been initially capitalized with $200,007 from the sale of 22,223 shares of our common stock to our Advisor and our Advisor has invested $1,000 in our Operating Partnership for a total of $201,007 in cash as of September 30, 2006.

As such, cash flows from financing activities for the period January 10, 2006 (Date of Inception) through September 30, 2006, were $201,007. We had no cash flows from operating or investing activities for the period January 10, 2006 (Date of Inception) through September 30, 2006.

As of September 30, 2006, we had accrued liabilities in the amount of approximately $23,000 for directors’ fees and approximately $196,000 due to Triple Net Properties for insurance. Our sources of funds will primarily be the net proceeds of our Offering, operating cash flows and borrowings.

On October 31, 2006, we entered into a secured revolving line of credit with a maximum amount of $75,000,000 through Wachovia Bank, National Association, or Wachovia, and a secured revolving mezzanine line of credit with a maximum amount of $15,000,000 with Wachovia to acquire our properties. See Subsequent Events — Line of Credit for a further discussion.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.

Our principal demands for funds will be for acquisitions of real estate and real estate related securities, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we will require resources to make certain payments to our Advisor and our Dealer Manager, which during our Offering include payments to our Advisor and its affiliates for reimbursement of certain organizational and offering expenses and to our Dealer Manager and its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our Offering, including the proceeds raised through the DRIP. However, there may be a delay between the sale of our shares and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment.

When we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Distributions

We have not paid any distributions as of November 8, 2006. The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

On November 1, 2006, our board of directors declared a 6.0% per annum distribution to stockholders of record as of November 1, 2006, which we anticipate paying during the first week of December 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Commitments and Contingencies

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. As of September 30, 2006 and January 10, 2006, our Advisor or Triple Net Properties have incurred $1,603,000 and $226,000, respectively. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursement and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. We have no obligation to reimburse our Advisor, our Dealer Manager or their affiliates for any organizational, offering and related expenses unless we raise the minimum offering. As such, these expenses are not recorded in our accompanying consolidated financial statements since we had not raised the minimum offering as of September 30, 2006. On October 5, 2006, we raised the minimum offering and the funds held in escrow were released to us.

Inflation

Substantially all of our apartment leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.

Subsequent Events

Status of Offering

As of October 5, 2006, we received and accepted subscriptions for 204,107 shares of common stock, or $2,037,000, thereby exceeding the minimum offering. Having raised the minimum offering, the Offering proceeds were released by the escrow agent to us and are available for acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11 (File No. 333-130945, effective July 19, 2006) filed with the SEC, or our Prospectus. As of November 8, 2006, we received and accepted subscriptions in our Offering for 799,495 shares of common stock, or $7,980,000.

Line of Credit

On October 31, 2006, we entered into a credit agreement, or the Credit Agreement, with Wachovia to obtain a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. Advances under the line of credit: (1) are made for the purchase of properties and collateralized by the related property; (2) bear initial interest at our choice of (a) a base rate loan, at the greater of Prime Rate plus 0.50% per annum or the Federal Funds Rate plus 1.00% per annum, or (b) a LIBOR loan at LIBOR plus 1.50% per annum; and (3) require interest only payments on a monthly basis. To the extent that a portion of the line of credit commitment is not used, the Credit Agreement provides for a nonuse fee equal to 0.25% of the unused portion if less than 50.0% of the line of credit commitment is used or 0.125% of the unused portion if 50.0% or greater of the line of credit commitment is used. The line of credit has an initial term of three years with the option to extend for one year in exchange for the payment of an extension fee equal to 0.20% of the total commitment amount under the line of credit. Properties financed by borrowings under this line of credit are required to meet certain minimum loan to value, fixed charge coverage, debt service coverage and other customary requirements on a combined basis. On and after May 31, 2007, the line of credit must be secured by no less than three properties with an aggregate value of $75,000,000.

On October 31, 2006, we entered into a credit agreement, or the Mezzanine Credit Agreement, with Wachovia to obtain a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. Advances under the mezzanine line of credit: (1) are made for the purchase of properties and collateralized by the related property; (2) bear interest at our choice of (a) a base rate loan, at the greater of Prime Rate plus 5.00% per annum for the first 120 days, increasing to 9.00% per annum thereafter or the Federal Funds Rate plus 5.50% per annum for the first 120 days, increasing to 9.50% per annum thereafter, or (b) a LIBOR loan at the LIBOR plus 6.00% per annum for the first 120 days, increasing to 10.00% per annum thereafter; and (3) require interest only payments on a monthly basis. To the extent that a portion of the mezzanine line of credit commitment is not used, the Mezzanine Credit Agreement provides for a nonuse fee equal to 0.75% of the unused portion if less than 50.0% of the mezzanine line of credit commitment is used or 0.50% of the unused portion if 50.0% or greater of the mezzanine line of credit commitment is used. The mezzanine line of credit has a term of three years. Properties financed by borrowings under this mezzanine line of credit are required to meet certain minimum loan to value, fixed charge coverage, debt service coverage and other customary requirements on a combined basis. At maturity or upon prepayment of each mezzanine note, we must pay an exit fee of 1.75% of each mezzanine note outstanding. Each mezzanine note is prepayable for the first 120 days after the closing of the mezzanine note, and is not prepayable after the first 120 days until the maturity date of the mezzanine note. To the extent a mezzanine note is prepayable, the proceeds of our initial public offering must be used to pay down outstanding amounts under the mezzanine note.

On October 31, 2006, we obtained a waiver of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations as of October 31, 2006. Wachovia waived compliance with the financial covenants through the period ending December 31, 2006.

Property Acquisition

On October 31, 2006, through our wholly-owned subsidiary, Apartment REIT Walker Ranch L.P., LLC, we purchased the Walker Ranch property in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000. The Walker Ranch property is a 325-unit class A apartment property which consists of seventeen-buildings. As of October 31, 2006, the property is approximately 98.2% leased. We financed the purchase price with approximately $22,120,000 in borrowings under the line of credit and approximately $4,740,000 in borrowings under the mezzanine line of credit with Wachovia. The balance of the purchase price was provided for with funds raised through our Offering. We incurred an acquisition fee to Realty of $923,000, or 3.0% of the purchase price.

Distribution

On November 1, 2006, our board of directors declared a 6.0% per annum distribution to stockholders of record as of November 1, 2006, one business day following the close of the acquisition of the Walker Ranch property. We anticipate paying the distribution during the first week of December 2006.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Funds from operations is not equivalent to our net operating income or loss as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

Although we acquired the Walker Ranch property on October 31, 2006, as of September 30, 2006, we had not acquired any real estate properties or real estate related investments. We are disclosing FFO and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.

The following is the calculation of FFO for the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006:

Period from
	Three Months	January 10, 2006
	Ended	(Date of Inception)
	September 30,	through
	2006	September 30, 2006

Net loss	$(70,814)	$(70,814)
Add:
Depreciation and amortization — consolidated properties	—	—
Depreciation and amortization — unconsolidated properties	—	—
Less:
Gain on sale of joint venture (net of related income tax)	—	—

FFO	$(70,814)	$(70,814)

Weighted average common shares outstanding — basic and diluted	22,866	22,437

Gain on the sale of investments included in net loss and FFO	$—	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of September 30, 2006, we had limited exposure to financial market risks. As of September 30, 2006, a 1.0% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley

Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

During the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Pursuant to the Evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiary, NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

No Operating History

We and our Advisor are newly formed and have not yet commenced business operations, which makes our future performance and the performance of an investment in our common stock difficult to predict.

We were incorporated and NNN Apartment REIT Advisors, LLC, or our Advisor, was formed in December 2005. Neither has any prior operating history. We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock, aggregating up to $1,000,000,000, or the maximum offering, for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share. Our business is subject to the risks inherent in the establishment of a new business enterprise, including an inability to raise proceeds in our Offering, to implement our investment strategy and being unable to adequately manage our operations and growth. Because we and our Advisor were only recently formed and have engaged in limited operations, we can provide our stockholders with only limited financial information with respect to us or our Advisor or any properties that would be available from an institution with a history of operations. Therefore, our future performance and the performance of an investment in our common stock are difficult to predict. We cannot assure our stockholders that we will ever operate profitably.

We have only identified one specific investment to make with the net proceeds as of November 8, 2006.

We have purchased one real estate property with the net proceeds we will receive from our Offering as of November 8, 2006. Other than this one property, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or real estate related securities.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

Our stockholders must rely on our Advisor to evaluate our investment opportunities, and our Advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real estate or real estate related securities made using the proceeds of our Offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

We face competition from other apartment communities, which may limit our profitability and returns to our stockholders.

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources. We face competition from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.

We also face competition for investment opportunities. These competitors may be other real estate investment trusts, or REITs, and other entities that have substantially greater financial resources than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

There may be delays in our investments in real property, and this delay may decrease the return to stockholders.

We may experience delays in finding suitable apartment communities to acquire. Pending investment of the proceeds of our Offering in real estate, and to the extent the proceeds are not invested in real estate, the proceeds will be invested in permitted temporary investments such as U.S. government securities, certificates of deposit or commercial paper. The rate of return on those investments has fluctuated in recent years and may be less than the return obtainable from real estate or other investments.

We are not diversified and are dependent on our investment in a single asset class, making our performance more vulnerable to economic downturns in the apartment industry than if we had diversified investments.

Our current strategy is to acquire interests primarily in apartment communities in select metropolitan areas throughout the United States. As a result, we are subject to the risks inherent in investing in a single asset class. A downturn in demand for residential apartments may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments across different asset classes.

Limited Working Capital

We have limited sources of working capital and may not be able to obtain capital on acceptable terms or at all, decreasing the value of an investment in our common stock.

Although we entered into a secured revolving line of credit and a secured revolving mezzanine line of credit with Wachovia Bank, National Association, or Wachovia, to fulfill a portion of our working capital demands, such financing may not be sufficient to satisfy all of our working credit needs. In addition, the terms and penalties may not be the most favorable available to us. Properties financed by borrowing under the line of credit and mezzanine line of credit are required to meet certain minimum loan to value, fixed charge coverage, debt service coverage and other requirements on a combined basis. Further, the mezzanine line of credit contains stringent prepayment terms and payment penalties.

As a result, we may not be able to fund our working capital needs. If, as expected, we qualify as a REIT, we will be required to distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year. However, depending on the size of our operations, we require a minimum amount of capital to fund our daily operations. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of an investment in our common stock.

Lack of Investment Diversification

The effect of adverse conditions at specific properties will be magnified to the extent we are able to acquire only a single property or a limited number of properties.

A lack of diversity in the properties in which we invest could increase risk to our stockholders. If we fail to raise significant proceeds above our minimum offering, we will not be able to purchase a diverse portfolio of properties and may only be able to purchase only a single property or a limited number of properties. In that event, our performance will depend directly on the success of that single property or a limited number of properties. Adverse conditions at that limited number of properties or in the location in which the properties exist would have a direct negative impact on our performance.

Acquisition Risks

Our inability to find funding for acquisitions could prevent us from realizing our objectives and would adversely impact the distributions we pay to our stockholders and the value of an investment in our common stock.

We may not be able to obtain financing to acquire properties, which would limit the number of properties we could acquire and subject an investment in our common stock to further risk. If, as expected, we qualify as a REIT, we will be required to distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties.

Although we entered into a $75,000,000 secured revolving line of credit and a $15,000,000 secured revolving mezzanine line of credit with Wachovia, we still might not be able to execute our strategy of using a credit line to secure acquisition contracts and then placing permanent financing on the property at a later time. In turn, this could make us less attractive to potential sellers and prevent us from realizing our investment objectives.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital.

Further, we cannot assure our stockholders that we will receive any proceeds from the DRIP or, if we do, that such proceeds will be available or adequate to acquire properties.

We are likely to incur mortgage and other indebtedness, which may increase our business risks.

Significant borrowings by us increase the risks of an investment in our common stock. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our common stock. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, merge with another company, discontinue insurance coverage, or replace our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans. In particular, we have entered into a secured revolving line of credit and a secured revolving mezzanine line of credit with Wachovia to use for our future acquisitions, which have significant restrictions and covenants. Our failure to meet these restrictions and covenants could result in an event of default and result in the foreclosure of some or all of our properties.

Furthermore, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

Competition with entities that have greater financial resources could make it more difficult for us to acquire attractive properties and achieve our investment objectives.

We compete for investment opportunities with entities with substantially greater financial resources. These entities may be able to accept more risk than our board of directors believes is in our best interests.

This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties. In addition, we believe that competition from entities organized for purposes similar to ours may increase in the future.

Distributions May Include a Return of Capital

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may include a return of capital.

Distributions payable to stockholders may include a return of capital, rather than a return on capital. We intend to pay regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. During the early stages of our operations, we may not have sufficient cash available from operations to pay distributions. Therefore, we may need to use proceeds from the Offering or borrow funds to make cash distributions in order to maintain our status as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital.

No Market for Our Common Stock

The absence of a public market for our common stock makes it difficult for our stockholders to sell their shares.

Our stockholders should view our common stock as illiquid and must be prepared to hold their shares of common stock for an indefinite length of time. Before this Offering, there has been no public market for our common stock, and initially we do not expect a market to develop. We have no current plans to cause our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While we, acting through our board of directors, may attempt to cause our common stock to be listed or quoted if our board of directors determines this action to be in our stockholders’ best interests, there can be no assurance that this event will ever occur. Stockholders may be unable to resell their shares of common stock at all, or may be able to resell them only at a later date at a substantial discount from the purchase price. Thus, our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of our common stock. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50.0% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of our shares that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void.

The per-share offering price of our common stock has been established arbitrarily by us and may not reflect the true value of our common stock; therefore investors may be paying more for a share than such share is actually worth.

If we were to list the shares of our common stock on a national securities exchange or national market system, the share price might drop below our stockholder’s original investment. Our investors should not assume that the per share offering price of our common stock reflects the intrinsic or realizable value of the common stock or otherwise reflects our value, earnings or other objective measures of worth.

Conflicts of Interest

Throughout this filing, references to affiliates of a person generally mean:

•	any person directly or indirectly owning, controlling or holding, with the power to vote, 10.0% or more of the outstanding voting securities of such other person;

•	any person 10.0% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held, with the power to vote, by such other person;

•	any person directly or indirectly controlling, controlled by or under common control with such other person;

•	any executive officer, director, manager, trustee or general partner of such other person; and

•	any legal entity for which such person acts as an executive officer, director, manager, trustee or general partner.

The conflicts of interest described below may mean we are not managed solely in our stockholders’ best interests, which may adversely affect our results of operations and the value of an investment in our common stock.

Many of our officers and non-independent directors and our Advisor’s officers have conflicts of interest in managing our business and properties. Thus, they may make decisions or take actions that do not solely reflect our stockholders’ interests. Our officers and directors and the owners and officers of our Advisor are also involved in the advising and ownership of other REITs and various real estate entities, which may give rise to conflicts of interest. In particular, certain of the owners and officers of our Advisor are involved in the management and advising of Triple Net Properties, LLC, or Triple Net Properties, our Sponsor and the parent and managing member of our Advisor, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and NNN Healthcare/Office REIT, Inc. that acquire office buildings, medical offices buildings and healthcare-related facilities. They may compete with us for the time and attention of these executives, as well as other private entities that may compete with us or otherwise have similar business interests. Additionally, some of our officers and directors are also owners and officers of our Advisor and affiliates of our Advisor with whom we do business.

Anthony W. Thompson is the chief executive officer and chairman of the board of managers of Triple Net Properties; the chairman of the board of directors of Triple Net Properties Realty, Inc., or Realty, which provides real estate brokerage and other services for our properties; and a director of NNN Capital Corp., our Dealer Manager. As of September 30, 2006, Mr. Thompson owns 36.1% of Triple Net Properties as of September 30, 2006 which, in turn, holds 50.0% of the membership interest in our Advisor and in NNN/ROC Apartment Holdings, LLC, an entity that owns several entities that master lease properties sponsored by Triple Net Properties. Mr. Thompson also owns 75.0% of the common stock of Realty and 50.0% of the capital stock of our Dealer Manager as of September 30, 2006.

Louis J. Rogers is our president and director; the president of our Advisor; the president and a member of the board of managers of Triple Net Properties; and a director of our Dealer Manager. As of September 30, 2006 Mr. Rogers owns 2.0% of Triple Net Properties, 25.0% of the common stock of Realty and 25.0% of the capital stock of our Dealer Manager and less than 1.0% of our outstanding common stock. Mr. Rogers is also a member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor.

Stanley J. Olander, Jr. is our chief executive officer and chairman of our board of directors, as well as a chief executive officer of our Advisor. Mr. Olander is also a member of ROC REIT Advisors, LLC, which owns 25.0% of the membership interest of our Advisor, and a member of ROC Realty Advisors, LLC, which owns 50.0% of the membership interest of NNN/ROC Apartment Holdings, LLC. Mr. Olander is the managing director of the Multi Family Properties division of Triple Net Properties.

David L. Carneal is our executive vice president and chief operating officer and the executive vice president and chief operating officer of our Advisor. Mr. Carneal is also a member of ROC REIT Advisors, LLC, which owns 25.0% of the membership interest of our Advisor, and a member of ROC Realty Advisors, LLC, which owns 50.0% of the membership interest of NNN/ROC Apartment Holdings, LLC. Mr. Carneal is the senior vice president of operations of the Multi Family Properties division of Triple Net Properties.

Gus G. Remppies is our executive vice president and chief investment officer and the executive vice president and chief investment officer of our Advisor. Mr. Remppies is also a member of ROC REIT Advisors, LLC, which owns 25.0% of the membership interest of our Advisor, and a member of ROC Realty Advisors, LLC, which owns 50.0% of the membership interest of NNN/ROC Apartment Holdings, LLC. Mr. Remppies is the senior vice president of acquisitions of the Multi Family Properties division of Triple Net Properties.

Scott D. Peters is our executive vice president; the executive vice president and chief financial officer of our Advisor; and the executive vice president and chief financial officer and a member of the board of managers of Triple Net Properties. As of September 30, 2006, Mr. Peters owns approximately 1.0% of Triple Net Properties. Mr. Peters is also a member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor.

Shannon K S Johnson is our chief financial officer and a financial reporting manager of Triple Net Properties.

Andrea R. Biller is our secretary; the general counsel of our Advisor; the general counsel of Triple Net Properties; and a director of our Dealer Manager. Ms. Biller is also a member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor.

As officers, directors, managers and partial owners of entities with which we do business or with interests in competition with our own interests, these individuals experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor, our Dealer Manager and their affiliated entities. These conflicts of interest could impair our ability to compete for acquisition of properties with other real estate entities that are also advised by Triple Net Properties and its affiliates.

The key executives of our Advisor devote only as much of their time to our business as they determine is reasonably required, which may be substantially less than their full time. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the value of an investment in our common stock.

If our Advisor or its affiliates breach their fiduciary or contractual obligations to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders. For example, our Advisor has a duty to us to present us with the first opportunity to purchase any Class A income-producing apartment communities placed under contract by our Advisor or its affiliates that satisfy our investment objectives. If our Advisor did not comply with our right of first opportunity, this may result in some attractive properties not being presented to us for acquisition. This may adversely affect our results of operations and financial condition.

Fees payable to our Dealer Manager and our Advisor or their affiliates during our organizational stage are based upon the gross offering proceeds and not on our or our properties’ performance.

The absence of arm’s-length bargaining may mean that our agreements are not as favorable to our stockholders as they otherwise would have been.

Any existing or future agreements between us and our Advisor, our Dealer Manager or their affiliates were not and will not be reached through arm’s-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The advisory agreement between us and our Advisor, or the Advisory Agreement, our agreement with our Dealer Manager, or the Dealer Manager Agreement, the property management agreements with the property manager and the terms of the compensation to our Advisor and our Dealer Manager were not arrived at through arm’s-length negotiations. The terms of such agreements and compensation may not solely reflect our stockholders’ interests and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements. For example, the asset management fee payable to our Advisor is based upon our average invested assets, including any property-related debt, which could influence the amount of portfolio leverage our Advisor recommends to our board of directors.

Our Advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.

In the event of a partial or full liquidation of our assets, our Advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the capital invested in NNN Apartment REIT Holdings, L.P., or our Operating Partnership, and any shortfall in an 8.0% annual cumulative, non-compounded return to stockholders. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our Advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (2) the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Upon our Advisor’s receipt of the incentive distribution upon listing, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of our shares on a national securities exchange or national market system or due to the internalization of our Advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our Advisor as a special limited partner in our Operating Partnership, which would entitle it to receive cash or, if agreed by us and our Advisor, shares of our common stock units of limited partnership interests in our Operating Partnership equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the capital invested in the Operating Partnership and any shortfall in the 8.0% return to stockholders. Finally, upon the termination of the Advisory Agreement as a result of the internalization of our Advisor into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our Advisor will negotiate the compensation to be payable to our Advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our Advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our Advisor pursuant to the Advisory Agreement cannot be determined at the present time.

Our business and financial due diligence investigation was conducted by an affiliate. That investigation might not have been as thorough as an investigation conducted by an unaffiliated third party, and might not have uncovered facts that would be important to a potential investor.

Because our Dealer Manager is an affiliate of our Advisor and Triple Net Properties and because Mr. Rogers, our president and director, and Mr. Thompson, the chairman and chief executive officer of Triple Net Properties, are owners and directors of our Dealer Manager, our stockholders cannot consider our Dealer Manager’s due diligence investigation to be an independent review. The Dealer Manager’s due diligence review may not be as meaningful as a review conducted by an unaffiliated broker dealer and may not have uncovered facts that would be important to a potential investor.

Borrowings May Increase Our Business Risks

As we incur indebtedness, we increase the expenses of our operations, which could result in a decrease in cash available for distribution to our stockholders.

The risk associated with an investment in our common stock depends upon, among other factors, the amount of debt we incur. We intend to incur indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year. We may incur debt up to 300.0% of our net assets, or more if such excess in borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Borrowing increases our business risks.

Debt service increases the expense of operations since we are responsible for retiring the debt and paying the attendant interest, which may result in decreased cash available for distribution to our stockholders. In the event the fair market value of our properties were to increase, we could incur more debt without a commensurate increase in cash flow to service the debt. In addition, our directors can change our policy relating to the incurrence of debt at any time without stockholder approval.

We may incur indebtedness secured by our properties, which may subject our properties to foreclosure.

Incurring mortgage indebtedness increases the risk of possible loss. Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan which could adversely affect distributions to stockholders. For federal tax purposes, any such foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage and, if the outstanding balance of the debt secured by the mortgage exceeds our basis of the property, there could be taxable income upon a foreclosure. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make cash distributions to our stockholders.

A change in economic conditions could result in higher interest rates which could increase debt service requirements on variable rate debt and could reduce the amounts available for distribution to our stockholders. A change in economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Restrictions on Share Repurchase Plan

Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase plan and repurchases will be made at our sole discretion.

Our board of directors has approved our share repurchase plan, which became effective on July 19, 2006. However, our board of directors could choose to amend its terms without stockholder approval.

Our share repurchase plan includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year, present at least 25.0% of their shares for repurchase and until three years following our Offering, repurchases will be made for less than our stockholders paid, among other restrictions and limitations. Our board of directors may waive the one-year holding period in the event of the death or disability of a stockholder. Shares are redeemed quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares outstanding during the prior calendar year. Funds for the repurchase of shares come exclusively from the proceeds we receive from the sale of shares under the DRIP. In addition, our board of directors reserves the right to amend, suspend or terminate our share repurchase plan at any time. Therefore, in making a decision to purchase shares, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share repurchase plan, and they also should understand that the repurchase prices during the first three years following our Offering will not correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares even if they deem it necessary or desirable to do so.

Our stockholders’ interests may be diluted in various ways, which may result in lower returns to our stockholders.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of the stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities, (1) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (2) to our Advisor in lieu of cash payments required under the Advisory Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us, except that while shares of common stock are offered by us to the public, the public offering price of the shares will be deemed their value.

We have adopted the 2006 Incentive Award Plan under which we may grant stock options, restricted stock and other performance awards to our officers, employees, consultants and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders’ investments.

In addition, our board of directors authorized, without stockholder approval, the DRIP in connection with our Offering, involving the issuance of additional shares of common stock by us at $9.50 per share of common stock. Shares purchased pursuant to the DRIP are dilutive to the value of the stockholders’ investments.

Federal Income Tax Requirements

The requirement to distribute at least 90.0% of our taxable income may require us to borrow, sell assets or issue additional securities for cash, which would increase the risks associated with an investment in our common stock.

In order to qualify as a REIT, we must distribute each calendar year to our stockholders at least 90.0% of our taxable income, other than any net capital gain. To the extent that we distribute at least 90.0% but less than 100%, of our taxable income in a calendar year, we will incur no federal corporate income tax on our distributed taxable income. In addition, we will incur a 4.0% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax law. We intend to distribute at least 90.0% of our taxable income to our stockholders each year so that we will satisfy the distribution requirement and avoid corporate income tax and the 4.0% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. That timing difference could require us to borrow funds to meet the distribution requirement and avoid corporate income tax and the 4.0% excise tax in a particular year.

The REIT minimum distribution requirements may require us to borrow, sell assets or issue additional securities for cash to make required distributions, which would increase the risks associated with an investment in our common stock.

Our failure to qualify as a REIT would subject us to corporate income tax and would materially impact our earnings.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Qualifying as a REIT will require us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, our stockholders should be aware that while we intend to qualify as a REIT, it is not possible at this early stage to assess our ability to satisfy these various tests. Therefore, we cannot assure our stockholders that we will in fact ever qualify as a REIT.

If we fail to qualify as a REIT in any year, we would pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available to be distributed to our stockholders. In addition, we no longer would be required to distribute substantially all of our taxable income to our stockholders. Unless our failure to qualify as a REIT is excused under relief provisions of the federal income tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

SEC Investigation of Triple Net Properties

The ongoing SEC investigation of Triple Net Properties could adversely impact our Advisor’s ability to perform its duties to us.

On September 16, 2004, Triple Net Properties, our Sponsor, learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from Triple Net Properties relating to disclosure in certain public and private securities offerings sponsored by Triple Net Properties and its affiliates during 1998 through 2004, or the Triple Net securities offerings. The SEC also has requested information from NNN Capital Corp., the dealer manager for the Triple Net securities offerings and the dealer manager for this offering. The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents from each of Triple Net Properties and NNN Capital Corp.

Triple Net Properties and NNN Capital Corp. are engaged in preliminary settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our Advisor’s ability to conduct our Offering. Additionally, any resolution of this matter that reflects negatively on the reputation of Triple Net Properties or NNN Capital Corp. could materially and adversely affect the willingness of potential investors to invest in Triple Net Properties’ offerings, including our Offering. The matters that are the subject of this investigation could also give rise to claims against Triple Net Properties by investors in its programs. At this time, Triple Net Properties cannot assess the outcome of the investigation by the SEC. The SEC investigation could adversely impact our Advisor’s ability to perform its duties to us, because our Advisor is controlled by Triple Net Properties.

Risks Related to Our Advisor and its Affiliates

Our ability to operate profitably depends upon the ability of our Advisor and its management team.

We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to the management of us. Thus, the success of our business depends in large part on the ability of our Advisor to manage our day-to-day operations. Any adversity experienced by our Advisor or problems in our relationship with our Advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders.

Our Advisor may terminate the Advisory Agreement, which would require us to find a new advisor.

Either we or our Advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of our common stock on a national securities exchange or national market system, the Advisory Agreement provides that our Advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (2) the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Upon our Advisor’s receipt of the incentive distribution upon listing, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of our shares on a national securities exchange or national market system or due to the internalization of our Advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our Advisor’s interest as a special limited partner in our Operating Partnership, which would entitle it to receive cash or, if agreed by we and our Advisor, shares of our common stock or units of limited partnership interest in our Operating Partnership equal to the amount that would be payable to our Advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Finally, upon the termination of the Advisory Agreement as a result of our Advisor’s internalization into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our Advisor will agree on the compensation payable to our Advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our Advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our Advisor pursuant to the Advisory Agreement cannot be determined at the present time.

If our Advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.

If our Advisor cannot retain the services of its key executives, their replacements may not manage us as effectively.

We depend on our Advisor to retain its key executives, but most of such individuals do not have an employment agreement with our Advisor or its affiliates. Our Advisor’s key executives are Stanley J. Olander, Jr., Gus G. Remppies, David L. Carneal, Louis J. Rogers, Scott D. Peters and Andrea R. Biller. The loss of any or all of Messrs. Olander, Remppies, Carneal, Rogers or Peters or Ms. Biller, and our Advisor’s inability to find, or any delay in finding, a replacement with equivalent skill and experience, could adversely impact our ability to acquire properties and the operation of our properties.

Our Advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to make investments or pay distributions.

In the past, Triple Net Properties or its affiliates have, in certain circumstances, deferred or forgiven fees and loans payable by programs sponsored or managed by Triple Net Properties. Our Advisor and its affiliates, including our Sponsor, have no obligation to defer or forgive fees owed by us to our Advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to make investments or pay distributions.

Advisor’s Broad Discretion in Allocating Proceeds

Stockholders have little, if any, control over how the proceeds from our Offering are spent.

Our Advisor is responsible for our day-to-day operations and has broad discretion over the use of proceeds from our Offering. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of the day-to-day management to our Advisor, who manages us in accordance with the Advisory Agreement. In addition, our Advisor may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services, and our stockholders should note that such contractors have no fiduciary duty to them and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

Investment Company Act

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act including, but not limited to:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate and real estate related securities, and these investments must be made within a year after our Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties and/or real estate related securities within one year of the termination of our Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to our stockholders and possibly lower their returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in properties that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Joint Venture Arrangements

Any joint venture arrangements may not reflect solely our stockholders’ best interests.

The terms of any joint venture arrangements in which we acquire or hold properties or other investments may not solely reflect our stockholders’ interests. We may acquire an interest in a property through a joint venture arrangement with our Advisor, one or more of our Advisor’s affiliates or unaffiliated third parties. In joint venture arrangements with our Advisor or its affiliates, our Advisor will have fiduciary duties to both us and its affiliate participating in the joint venture. The terms of such joint venture arrangement may be more favorable to the other joint venturer than to our stockholders.

Investing in properties through joint ventures subjects that investment to increased risk.

Such joint venture investments may involve risks not otherwise present, including, for example:

•	the risk that our co-venturer or partner in an investment might become bankrupt;

•	the risk that such co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with our business interests or goals; or

•	the risk that such co-venturer or partner may be in a position to take action contrary to our instructions or requests are contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences for our stockholders.

Actions by such a co-venturer or partner might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution. It also may be difficult for us to sell our interest in any such joint venture or partnership in such property.

Our Ability to Change Policies Without a Stockholder Vote; Limitation on Debt

Most of our policies, including the limits on debt, may be changed or eliminated by our board of directors at any time without a vote of the stockholders.

Most of our major policies, including policies intended to protect our stockholders and the policies with respect to acquisitions, financing, limitations on debt and investment limitations, have been determined by our board of directors and can be changed at any time without a vote of our stockholders. Therefore, these policies and limitations may not be meaningful to protect our stockholders’ interests.

Possible Adverse Consequences of Limits on Ownership and Transfer of Our Shares

The limitation on ownership of our stock prevents a stockholder from acquiring more than 9.9% of our stock or more than 9.9% of our common stock and may force him or her to sell stock back to us.

Our charter limits direct and indirect ownership of our capital stock by any single stockholder to 9.9% of the value of outstanding shares of our capital stock and 9.9% of the value or number (whichever is more restrictive) of outstanding shares of our common stock. We refer to these limitations as the ownership limits. These ownership limits do not apply to our Advisor. Our charter also prohibits transfers of our stock that would result in (1) our capital stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50.0% of our capital stock, applying broad attribution rules imposed by the federal income tax laws, (3) directly or indirectly owning 9.9% or more of one of our tenants, or (4) before our common stock qualifies as a class of “publicly-offered securities,” 25.0% or more of our common stock being owned by Employee Retirement Income Security Act of 1974, or ERISA, investors. If a stockholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

•	may consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions to him or her with respect to those excess shares;

•	will not recognize his or her voting rights for those excess shares; and

•	may consider the excess shares held in trust for the benefit of a charitable beneficiary.

If such shares are transferred to a trust for the benefit of a charitable beneficiary, he or she will be paid for such excess shares a price per share equal to the lesser of the price he or she paid or the “market price” of our stock. Unless shares of our common stock are then traded on a national securities exchange or quoted on a national market system, the market price of such shares will be a price determined by our board of directors in good faith. If shares of our common stock are traded on a national securities exchange or quoted on a national market system, the market price will be the average of the last sales prices or the average of the last bid and ask prices for the five trading days immediately preceding the date of determination.

If a stockholder acquires our stock in violation of the ownership limits or the restrictions on transfer described above:

•	he or she may lose his or her power to dispose of the stock;

•	he or she may not recognize profit from the sale of such stock if the “market price” of the stock increases; and

•	he or she may incur a loss from the sale of such stock if the “market price” decreases.

Potential Anti-Takeover Effects

Limitations on share ownership and transfer may deter a sale of our stock in which our stockholders could profit.

The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of our shares of common stock in which our stockholders could profit.

Our ability to issue preferred stock and other securities without our stockholders’ approval also could deter or prevent someone from acquiring us, even if a change in control were in our stockholder’s best interests. Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. Our board of directors may establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock designed to prevent, or with the effect of preventing, someone from acquiring control of us.

Maryland takeover statutes may deter others from seeking to acquire us and prevent our stockholders from making a profit in such transaction.

Maryland law contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or with the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board of directors has adopted a resolution opting out of the business combination statue (which prohibits a merger or consolidation with a 10.0% stockholder for a period of time) with respect to our affiliates. However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed, these provisions of Maryland Law could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interests. .

Dilution

An investment in our common stock is diluted immediately by $1.00 per share.

The offering price is $10.00 per share. After the payment of selling commissions, marketing allowance and accountable due diligence expense reimbursement, we receive $9.00 per share. As a result of these expenses, our stockholders experience immediate dilution of $1.00 in book value per share or 10.0% of the offering price, not including other organizational and offering expenses. Other organizational and offering expenses include advertising and sales expenses, legal and accounting expenses, printing costs, formation costs, SEC, National Association of Securities Dealers, or NASD, and blue sky filing fees, investor relations and other administrative expenses. We estimate the organizational and offering expenses equal approximately

1.5% of the gross proceeds of our Offering. To the extent that our stockholders do not participate in any future issuance of our securities, they will experience dilution of their ownership percentage.

Several potential events could cause the fair market and book value of an investment in our common stock to decline.

An investment in our common stock could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances under the DRIP and up to 50,000,000 shares of any preferred stock that our board may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities under our 2006 Incentive Award Plan; or

•	redemptions of units of limited partnership interest in our Operating Partnership in exchange for shares of our common stock.

Dilution and Our Operating Partnership

Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our Advisor is a special limited partner in our Operating Partnership. The special limited partner is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an 8.0% annual cumulative, non-compounded return. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we are not entitled to all of our Operating Partnership’s proceeds from a property sale.

Our Seller Financing May Delay Liquidation or Reinvestment

Our stockholders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing for the purchaser of such property.

If we liquidate, our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution of the proceeds of a sale until such time.

Negative Characteristics of Real Estate Investments

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our stockholders.

Our investments in residential apartment properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Their inability to do so may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and consequently would substantially reduce both our income from operations and our ability to make distributions to our stockholders. These changes include, among others, the following:

•	changes in national, regional or local economic conditions;

•	changes in local market conditions; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes or others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant, the failure of a tenant’s guarantor to fulfill its obligations or other premature termination of a lease could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a materially adverse effect on our revenues and the value of our common stock or our cash available for distribution to our stockholders.

If we are unable to find tenants for our properties, or find replacement tenants when leases expire and are not renewed by the tenants, our revenues and cash available for distribution to our stockholders will be substantially reduced.

A default by a mortgagor on any mortgage loan we hold may reduce our revenues and cash available for distribution to our stockholders.

We may make or invest in mortgage loans from time to time. If a mortgagor under such a mortgage loan defaulted on its payment obligations or otherwise triggered a default of the loan, we would likely seek any available remedies, including foreclosure. A monetary default by a mortgagor would reduce our revenues and cash available for distribution to our stockholders. Further, seeking available remedies could be a time-consuming and expensive process and would increase the costs associated with holding such mortgage, reducing our cash available for distribution to our stockholders.

Increased construction of similar properties that compete with our properties in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.

We may acquire properties in locations which experience increases in construction of properties that compete with our properties. This increased competition and construction could:

•	make it more difficult for us to find tenants to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; and

•	substantially reduce our revenues and cash available for distribution to our stockholders.

Lack of diversification and liquidity of real estate make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot assure our stockholders that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select metropolitan areas in the mid-Atlantic, southeast and southwest regions of the United States, our portfolio of properties may not be geographically diversified, particularly with respect to our early stages of when we may have acquired only a single or a limited number of properties. Additionally, if we fail to raise significant proceeds above our minimum offering, we may not be able to geographically diversify our portfolio. A regional recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

Costs required to become compliant with the Americans with Disabilities Act at our properties may affect our ability to make distributions to our stockholders.

We may acquire properties that are not in compliance with the Americans with Disabilities Act of 1990, or the ADA. We would be required to pay for improvement to the properties to effect compliance with the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers and could result in the imposition of fines by the federal government or an award of damages to private litigants. We could be liable for violations of such laws and regulations by us or our tenants. State and federal laws in this area are constantly evolving. In fact, the United States Department of Justice is expected to issue new ADA regulations that could impact existing buildings. Any such changes in state or federal laws in this area could place a greater cost or burden on us as landlord of the properties we acquire. In addition, although we generally do not expect to engage in substantial renovation or construction work, any new construction at a property would need to be ADA compliant and a certain percentage of the construction costs may need to be allocated to the property’s overall ADA compliance.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and the return on an investment in our common stock.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Losses for which we either could not or did not obtain insurance, and lender requirements to obtain terrorism insurance, will adversely affect our earnings.

We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes or acts of God, that are either uninsurable or not economically insurable. We may acquire properties that are located in areas where there exists a risk of hurricanes, earthquakes, floods or other acts of God. Generally, we will not obtain insurance for hurricanes, earthquakes, floods or other acts of God unless required by a lender or our Advisor determines that such insurance is necessary and may be obtained on a cost-effective basis. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

In addition, in light of the threat of terrorist actions against the United States, certain lenders have required additional insurance covering acts of terrorism without regard to the reasonableness of any related premiums or the likelihood of a particular property to be the target of any such threats or actions. If we are required by a lender to obtain such coverage, the cost of coverage may have an adverse effect on our ability to acquire, and pay the premiums for, the required insurance. Additionally, obtaining such insurance would increase the costs associated with owning a property and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make distributions to our shareholders.

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to obtain our insurance premiums at reasonable rates. As a result, our cash flow could be adversely impacted by increased premiums.

Our investments in unimproved real property will take longer to produce returns and will be riskier than investments in developed property.

Our board of directors has the discretion to invest up to 10.0% of our total assets in unimproved land. In addition to the risks of real estate investments in general, an investment in unimproved real property is subject to additional risks, including the expense and delay which may be associated with rezoning the land for a higher use and the development and environmental concerns of governmental entities and/or community groups.

Effects of ERISA Regulations

Our common stock may not be a suitable investment for qualified pension and profit-sharing trusts.

When considering an investment in our common stock with a portion of the assets of a qualified pension or profit-sharing trust, one should consider:

•	whether the investment satisfies the diversification requirements of ERISA,

•	or other applicable restrictions imposed by ERISA; and

•	whether the investment is prudent and suitable, since we anticipate that initially there will be no market in which our stockholders can sell or otherwise dispose of our shares.

We have not evaluated, and will not evaluate, whether an investment in our common stock is suitable for any particular employee benefit plan, but, subject to restrictions described in “ERISA Considerations,” in our Registration Statement on Form S-11 (File No. 333-130945, effective July 19, 2006) filed with the SEC, or our Prospectus. We accept such entities as stockholders if an entity otherwise meets the suitability standards.

If we are considered a “pension-held REIT,” an investment in our common stock may produce unrelated business taxable income for a qualified pension or profit sharing trust, which may cause a qualified pension or profit sharing trust holding 10.0% or more of our stock to pay federal income tax on a portion of the distributions it receives from us.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the federal tax laws, advisors to employee benefit plans also should consider the effect of the “plan asset” regulations issued by the Department of Labor. To avoid being subject to those regulations, our charter prohibits ERISA investors from owning 25.0% or more of our common stock prior to the time that the common stock qualifies as a class of “publicly-offered securities.” However, we cannot assure our stockholders that those provisions in our charter are effective.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2006, our Registration Statement on Form S-11 (File No. 333-130945), covering a public offering of up to 100,000,000 shares of common stock, was declared effective under the Securities Act of 1933, or the Securities Act. NNN Capital Corp., or our Dealer Manger of our Offering, is an affiliate of our Advisor. We are conducting a best efforts initial public offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock, aggregating up to $1,000,000,000, or the maximum offering, for $10.00 per share and 5,000,000 shares of our common stock pursuant to the distribution reinvestment plan, at $9.50 per share. Shares purchased by our executive officers and directors, by our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates will not count toward the minimum offering. As of October 5, 2006, we received and accepted subscriptions for 104,107 shares of common stock, or $2,037,000, thereby exceeding the minimum offering. Having raised the minimum offering, the funds held in escrow were released to us. As of November 8, 2006, we received and accepted subscriptions in our Offering for 799,495 shares of common stock, or $7,980,000.

On July 19, 2006, we issued 1,000 shares of restricted common stock to each of our four independent directors pursuant to our 2006 Incentive Award Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Effective as of September 29, 2006, Louis J. Rogers resigned as the chairman of our board of directors. Mr. Rogers continues to serve as a member of our board of directors and our president. Effective as of September 29, 2006, the board of directors appointed Stanley J. Olander, Jr., our chief executive officer and director, as the chairman of our board of directors.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN APARTMENT REIT, Inc.
(Registrant)

By:	/s/ Stanley J. Olander, Jr.
Stanley J. Olander, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/ Shannon K S Johnson
Shannon K S Johnson
Chief Financial Officer
(principal financial officer)

Date: November 9, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

1	.1*	Dealer Manager Agreement between NNN Apartment REIT, Inc. and NNN Capital Corp.
1.2		Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to our Registration Statement on Form S-11, Amendment No. 6, filed on July 3, 2006 (File No. 333-130945) and incorporated herein by reference)
3	.1*	Articles of Amendment and Restatement of NNN Apartment REIT, Inc.
3	.2*	Amended and Restated Bylaws of NNN Apartment REIT, Inc.
3	.3*	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P.
4.1		Form of Subscription Agreement (included as Exhibit to Supplement No. 1 to our Prospectus filed on September 19, 2006 (File No. 333-130945) and incorporated herein by reference)
10.1		Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed on July 19, 2006 (File No. 333-130945) and incorporated herein by reference)
10.2		Share Repurchase Plan (included as Exhibit D to our Prospectus filed on July 19, 2006 (File No. 333-130945) and incorporated herein by reference)
10.3		2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to our Registration Statement on Form S-11, Amendment No. 3, filed on April 21, 2006 (File No. 333-130945) and incorporated herein by reference)
10	.4*	Advisory Agreement among NNN Apartment REIT, Inc. and NNN Apartment Advisor, LLC
10	.5*	Escrow Agreement
10	.6*	Amendment to 2006 Incentive Award Plan of NNN Apartment REIT, Inc.
10.7		Contract of Sale dated May 4, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.8		Agreement pursuant to the Contract of Sale dated May 5, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.9		Agreement pursuant to the Contract of Sale dated May 12, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.3 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.10		Agreement pursuant to the Contract of Sale dated May 25, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.4 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.11		Amendment to the Contract of Sale dated June 2, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.5 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.12		Amendment to the Contract of Sale dated July 31, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.13		Amendment to the Contract of Sale dated September 6, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.7 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.14		Assignment of Contract dated October 30, 2006 by Triple Net Properties, LLC to Apartment REIT Walker Ranch, L.P. (included as Exhibit 10.8 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.15		Credit Agreement dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.9 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)

10.16		Deed of Trust, Security Agreement and Fixture Filing dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.10 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.17		Revolving Note dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.11 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.18		Swingline Note dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.12 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.19		Guaranty dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.13 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.20		Assignment of Leases and Rents dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.14 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.21		Mezzanine Credit Agreement dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.15 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.22		Second Deed of Trust, Security Agreement and Fixture Filing dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.16 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.23		Note (Mezzanine Loan) for the Walker Ranch Property dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.17 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.24		Guaranty (Mezzanine Loan) dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.18 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.25		Second Assignment of Leases and Rents dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.19 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.26		Senior Credit Agreement Waiver dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.20 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.27		Mezzanine Credit Agreement Waiver dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.21 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.