Form 10-K
period 2006-12-31
NNN Apartment REIT, Inc.
filed 2007-04-09
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-130945

NNN Apartment REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 200
Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

               Registrant’s telephone number, including area code: (877) 888-7348

               Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐          Accelerated filer                    ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No  ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were no shares of common stock outstanding held by non-affiliates of the registrant. No established market exists for the registrant’s shares of common stock.

As of March 30, 2007, there were 3,080,270 shares of common stock of NNN Apartment REIT, Inc. outstanding.

NNN Apartment REIT, INC.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries, including NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

OUR COMPANY

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005 and intends to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a REIT for federal income tax purposes for our taxable year ended December 31, 2006. As of December 31, 2006, we had purchased two properties in Texas consisting of 705 apartment units.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of March 30, 2007, we received and accepted subscriptions in our Offering for 3,043,722 shares of our common stock, or $30,398,000, excluding shares issued under the DRIP.

We will conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties, LLC, or Triple Net Properties, is the managing member of our Advisor. The Advisory Agreement has a one-year term that expires in July 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight and approval by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

Developments During 2006 and 2007

•	In August 2006, our board of directors approved an initial distribution rate of 6.0% per annum to be paid monthly to stockholders of record, contingent upon our acquisition of Walker Ranch Apartment Homes, or the Walker Ranch property. We paid our first monthly distribution on December 15, 2006 for the period ended November 30, 2006.

•	On October 5, 2006, excluding shares purchased by our executive officers and directors, our Dealer Manager and our Advisor and its affiliates, we had received and accepted subscriptions in our Offering for 204,107 shares of our common stock, or $2,037,000, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and became available for the acquisition of properties and other purposes disclosed in our Registration Statement on Form S-11(File No. 333-130945, effective July 19, 2006) filed with the Securities and Exchange Commission, or our Offering prospectus.

•	On October 31, 2006, we purchased the Walker Ranch property, located in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000.

•	On December 28, 2006, we purchased Hidden Lake Apartment Homes, or the Hidden Lake property, located in San Antonio, Texas, from an unaffiliated third party for a purchase price of $32,030,000.

•	On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders beginning with our March 2007 monthly distribution which will be paid in April 2007. Distributions are paid monthly.

The following is a summary of entities affiliated with our Advisor as of December 31, 2006:

(1)	As of December 31, 2006, Anthony W. Thompson, Chairman of our Sponsor, and Louis J. Rogers, our director and director of our Sponsor, own 25.9% and 5.5%, respectively, of the outstanding common stock of NNN Realty Advisors. As of December 31, 2006, Stanley J. Olander, Jr., Scott D. Peters and Andrea R. Biller, each own less than 1.0% of the outstanding common stock of NNN Realty Advisors.

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and the telephone number is (714) 667-8252.

We make our periodic and current reports available on Triple Net Properties’ website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

 Our objective is to acquire quality apartment communities so we can provide our stockholders with:

•	stable cash flow available for distribution to our stockholders;

•	preservation and protection of capital; and

•	growth of income and principal without taking undue risk.

Additionally, we intend to:

•	invest in income producing real property generally through equity investments in a manner which permits us to qualify as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the ultimate sale of our properties.

We cannot assure that we will attain these objectives or that our invested capital will not decrease. Our investment objectives will not be altered if less than the maximum offering is raised; however, if we do not raise significantly more than the minimum offering, we will not be able to purchase a diverse portfolio of properties.

Business Strategies

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, nearly one half of total U.S. population growth between 2000 and 2030 will occur in three states: Florida, California and Texas, each gaining more than 12 million people in total. Included in the top five growth states are Arizona and North Carolina, projected to add 5.6 million and 4.2 million people, respectively.

We will emphasize property acquisitions in regions of the United States that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profiles and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes or they may be service employees who have recently moved to the area and chosen not to make a long-term commitment to the area because of the constant relocation of their employment. They may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flow to our investors as well as increasing the value of our properties.

After visiting recent historical lows in 2003, interest rates have generally increased. From June 13, 2003 to March 30, 2007, the yield on the 10-year treasury bond rose overall from 3.10% to 4.65%. We believe that interest rates will continue to increase and that higher interest rates can benefit our business model by making it more difficult for many people to buy a home, especially a first home. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at apartment communities we may acquire.

Outsourcing of Property Management

We believe that generally outsourcing our property management will be a significant factor in supporting our key management and portfolio objectives to the benefit of our stockholders by:

Focusing on our Strengths

We see our strengths in capitalizing on our management’s prior experience in purchasing similar properties and developing a diversified portfolio. We believe that outsourcing property management will free us to leverage these strengths to the benefit of our stockholders by allowing us to focus on purchasing quality, income-producing properties, rather than using our resources to build an extensive property management infrastructure.

Our Advisor’s management team has extensive experience in the acquisition of comparable properties. It intends to use its contacts and relationships with apartment developers and owners to acquire high quality properties for us on a timely basis and at a reasonable cost.

Focusing on Quality Properties

Property management companies often aim to fund the cost of their business infrastructure by spreading these costs over multiple properties they manage. Outsourcing property management to a regionally focused and locally experienced firm may give us the flexibility to purchase fewer but higher quality apartment properties in an area or region by leveraging the property management firm’s greater economies of scales.

Focusing on Quality Tenant Attraction and Retention

We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. By seeking to retain the best property managers in a region or market, we intend to maximize the quality of services offered to attract and retain tenants who are prepared to potentially pay a premium in rent for those services.

Focusing on Networking and Business Synergies to Enhance Property Acquisitions

A locally or regionally focused property management firm may learn of an owner’s desire to sell an apartment building before it is generally listed for sale. Property management may also gain important insights into the tenants’ general satisfaction, or their need for more and/or different space than they currently occupy. Therefore, building relationships with such locally attuned management firms may allow us to purchase “off market” properties at attractive terms and/or prices, aid in tenant retention, or execute pre-purchase leasing agreements that will help us meet occupancy objectives in a new property.

Focusing on Building Property Value

We believe that selecting a “best of class” property manager can enhance a property’s resale value by offering a better maintained property with a more satisfied and stable tenant base to prospective purchasers.

We believe that most of our properties will be managed by third-party property managers. However, our Advisor or its affiliates may manage certain of our properties, when our Advisor determines that it is in our best interests to do so.

Leveraging the Experience of Our Management

We believe that a critical success factor in property acquisition lies in possessing the flexibility to move quickly when an opportunity presents itself to buy or sell a property. We believe that employing highly qualified industry professionals will allow us to better achieve this objective. By generally outsourcing our property management, we also intend to leverage the experience of our executives by allowing them to focus more on strategy and the actual business of acquiring, financing and selling properties and less time on managing human resources.

Each of our key executives has considerable experience building successful real estate companies. As an example, one of our principals, Mr. Olander, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for more than 25 years, and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone. Likewise, Mr. Remppies and Mr. Carneal are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company. From year end 1997, when Cornerstone’s shares were listed on the New York Stock Exchange, the company grew from owning approximately 12,000 apartments mainly concentrated in four major markets to owning approximately 23,000 apartments across 17 major markets in 2004 when its merger with Colonial Properties Trust was announced. This growth represented a 100% increase in total assets over seven years and an average growth of over 14.0% per year.

We intend to acquire fee ownership of our apartment communities, but may also enter into joint venture arrangements. We seek to maximize current and long-term net income and the value of our assets. Our policy is to acquire assets where we believe opportunities exist for acceptable investment returns.

Decisions relating to the purchase or sale of properties will be made by our Advisor subject to approval by our board of directors.

Our board of directors has established written policies on investment objectives and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our Advisor to ensure such policies are carried out. Our board generally may change our policies or investment objectives at any time without a vote of our stockholders. The independent directors will review our investment policies at least annually to determine that our policies are in the best interests of our stockholders and will set forth their determinations in the minutes of the board meetings. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and may be changed at any time.

Acquisition Strategies

Types of Investments

We intend to invest primarily in Class A apartment communities. To the extent it is in the best interests of our stockholders, we will strive to invest in a geographically diversified portfolio of apartment communities that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing real estate is their potential for future income, we anticipate that the majority of properties we acquire will have both the potential for growth in value and providing cash distributions to stockholders.

We anticipate that 88.5% of the offering proceeds, excluding acquisition fees and expense reimbursements of up to 6.0% of the purchase price of the properties, will be used to acquire real estate and the balance will be used to pay various fees and expenses.

We do not intend to enter into purchase and leaseback transactions, under which we would purchase a property from an entity and lease the property back to such entity under a net lease.

We do not intend to purchase interests in hedge funds.

On October 31, 2006, we entered into a credit agreement, or the Credit Agreement, with Wachovia Bank, National Association, or Wachovia, to obtain a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. On November 22, 2006, Wachovia assigned $37,500,000, or 50.0% of its interest, rights and obligations under the Credit Agreement to LaSalle Bank National Association, or LaSalle. On October 31, 2006, we entered into a credit agreement, or the Mezzanine

Credit Agreement, with Wachovia to obtain a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit.

We intend to acquire properties with cash and mortgage or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our Operating Partnership. On properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional properties and increase our cash flow.

We generally do not intend to incur aggregate indebtedness in excess of 65.0% of the aggregate fair market value of all our properties, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual asset. However, we may incur more leverage during the early stages of our operations.

Our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such property, borrowing money or obtaining financing, completing construction of the property or for any other purpose related to our business.

Although we do not currently intend to do so, we may also acquire properties from our Advisor, affiliates of our Advisor, and entities advised or managed by our Advisor or its affiliates. However, substantial limits exist on these acquisitions. A majority of our board of directors not otherwise interested in the transaction, including a majority of our independent directors, must determine that the transaction and the purchase price are fair, reasonable and in our best interests. Such acquisitions must also be supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by the independent directors. In connection with such acquisitions, our Advisor or its affiliates may receive acquisition fees equal to up to 3.0% of the purchase price of the property or up to 4.0% of the total development cost of any development property acquired. We will also reimburse our Advisor for expenses related to selecting, evaluating or acquiring such properties. Acquisition expenses will not exceed 0.5% of the purchase price. The sum of the acquisition fees and expenses, including real estate commissions paid to third parties, may not exceed 6.0% of the purchase price of such property or total development cost of such property.

Although we anticipate that our focus will be on apartment communities, our charter and bylaws do not preclude us from acquiring other types of properties. We may acquire other real estate assets, including, but not limited to, income producing commercial properties, such as retail shopping centers and office buildings. The purchase of any apartment community or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Regardless of the mix of properties we may own, our primary business objectives are to maximize stockholder value by acquiring apartment communities that have strong and stable cash flow and growth potential and to preserve capital.

Acquisition Standards

We generally intend to invest in metropolitan areas that are projected to have population growth rates in excess of the national average and that we believe will continue to perform well over time. While our acquisitions will not be limited to any state or geographic region, we will consider capitalizing on income opportunities that may result from shifts of population and assets. Areas and states we will especially focus on include, but are not limited to, Florida, Texas, Nevada, and other metropolitan areas in the mid-Atlantic, southeast and southwest regions of the United States that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth.

Our primary investment focus will be existing Class A apartment communities that produce immediate income. However, we may acquire newly developed communities with some lease-up risk if we believe the investment will result in long-term benefits for our stockholders. We will generally purchase newer properties, less than five years old, with reduced capital expenditure requirements and high occupancy. However, we may purchase older properties, including properties that need capital improvements or lease-up to maximize their value and enhance stockholder returns. These properties may have short-term decreases in income during the lease-up or renovation phase, but will only be acquired when management believes in the long-term growth potential of the investment after completing necessary lease-up or renovations. We do not anticipate a significant focus on such properties.

We generally intend to employ property management companies with expertise in our property markets who can help maximize property performance and the internal growth of our portfolio as discussed above.

We will generally seek to acquire well located and well constructed properties where the average income of the tenants generally exceeds the average income for the metropolitan area in which the community is located. All of our anticipated apartment communities will lease to their tenants under similar lease terms, which range from month-to-month to 12 month leases. We believe that the relatively short lease terms that are customary in most markets may allow us to aggressively raise rental rates in appropriate circumstances.

We may also consider purchasing apartment communities that include land or development opportunities as part of the purchase package. Such acquisitions will be no more than 10.0% of the aggregate portfolio value, and our company’s intent is to transfer development risk to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy. In fact, such acquisitions would require special consideration by the board of directors because of their increased risk and their potential to represent purchasing conflicts for and between other of our affiliate entities for whom these purchases would be more appropriate given their portfolio allowances for the assumption of more risk.

While real estate investing involves considerable risk, the owners and officers of our Advisor possess considerable experience in the apartment housing sector, which we believe will help enable us to identify appropriate properties to meet our objectives and goals. Overall, we intend to focus on providing our stockholders with stable cash flow and income, a stable asset base, and a strategy for growth consistent with preservation of capital.

We believe that our strategy for apartment community acquisitions will benefit our company and our stockholders for the following reasons:

•	We intend to preserve capital through selective acquisitions and professional management, whereby we intend to increase rental rates, maintain high economic occupancy rates, reduce tenant turnover, make value-enhancing and income producing capital improvements, where appropriate, and control operating costs and capital expenditures.

•	We will seek to acquire premier apartment properties in growth markets, at attractive prices relative to replacement cost, that provide the opportunity to improve operating performance through professional management, marketing and selective leasing and renovation programs.

•	We intend to purchase apartment communities at favorable prices and obtain immediate income from tenant rents, with the potential for appreciation in value over time.

We believe, based on our Advisor’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we will consider is the property’s current and projected cash flow. We will also consider a number of other factors, including a property’s:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	the general credit quality of current and potential tenants;

•	the potential for rent increases;

•	the interest rate environment;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.

Our Advisor will have substantial discretion with respect to the selection of specific properties.

We will not close the purchase of any property unless and until we obtain an environmental assessment, a minimum of Phase I review, for each property purchased and are generally satisfied with the environmental status of the property, as determined by our Advisor.

We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay in cash to our company a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased, and is normally credited against the purchase price if the property is purchased.

In purchasing properties, we will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including size and location. In addition, the cost to our company will vary based on the amount of debt we incur in connection with financing the acquisition. If we do not raise significantly more than the minimum offering, we may not be able to purchase a diverse portfolio of properties. If the maximum offering is sold, we will likely acquire a substantial number of properties; however, it is difficult to predict with precision the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount of leverage we use.

Property Acquisition

We intend to primarily acquire real property through wholly-owned subsidiaries of our Operating Partnership. In addition to fee simple interests, we may acquire properties subject to long-term ground leases. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a real property.

We have entered into a $75,000,000 line of credit with Wachovia and LaSalle and a $15,000,000 mezzanine line of credit with Wachovia, which we plan to use to facilitate and expedite our acquisition opportunities for apartment communities, with the intention of placing permanent financing on the acquired property at a later date. We believe the lines of credit will allow us to secure acquisition contracts faster after we identify a strategic property, and will be an attractive, compelling feature of our bids, especially to sellers seeking to complete a sale quickly. However, Wachovia and LaSalle currently have no obligation to fund any additional amounts under either line of credit until we come into compliance with the financial covenants contained in the credit agreements for the lines of credit for which we have obtained a waiver through December 31, 2007.

We may commit to purchase properties subject to completion of construction in accordance with terms and conditions specified by our Advisor. In such cases, we will be obligated to purchase the property at the completion of construction, provided that (1) the construction conforms to definitive plans, specifications and costs approved by us in advance and embodied in the construction contract and (2) an agreed upon percentage of the property is leased. We will receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. Our Advisor or an affiliate may receive a fee from us for rendering services as a construction manager in connection with such development or construction. Our company’s intent is to transfer development risk to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy. In fact, such acquisitions would require special consideration by the board of directors because of their increased risk and their potential to represent purchasing conflicts for and between other of our affiliate entities for whom these purchases would be more appropriate given their portfolio allowances for the assumption of more risk.

If remodeling is required prior to the purchase of a property, we will pay a negotiated maximum amount either upon completion or in installments commencing prior to completion. Such amount will be based on the estimated cost of such remodeling. In such instances, we will also have the right to review the lessee’s books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, an adjustment in purchase price may be negotiated.

We are not specifically limited in the number or size of properties we may acquire or on the percentage of net proceeds of this offering which we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and the amount of proceeds we raise in this offering.

Joint Ventures

We may invest in general partnership and joint venture arrangements with other real estate programs formed by, sponsored by or affiliated with our Advisor or an affiliate of our Advisor if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with nonaffiliated third parties by following the general procedures to obtain approval of an acquisition. However, we will not acquire interests in properties that are the subject of tenant-in-common syndications.

We will invest in general partnerships or joint venture arrangements with our Advisor and its affiliates only when:

•	there are no duplicate property management or other fees;

•	the investment of each entity is on substantially the same terms and conditions; and

•	we have a right of first refusal if our Advisor or its affiliates wish to sell its interest in the property held in such arrangement.

We may invest in general partnerships or joint venture arrangements with our Advisor and its affiliates to allow us to increase our equity participation in such venture as additional proceeds of our Offering are received, with the result that we will end up owning a larger equity percentage of the property. In addition, we will have the right to enter into joint venture arrangements with entities unaffiliated with our Advisor and its affiliates.

There is a potential risk that our company or its joint venture partner will be unable to agree on a matter material to the joint venture on joint venture decisions and we may not control the decision. Furthermore, we cannot assure our stockholders that we will have sufficient financial resources to exercise any right of first refusal.

Disposition Strategies

Our Advisor and our board of directors will determine whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.

In general, we intend to hold properties, prior to sale, for a minimum of four years. When appropriate to minimize our tax liabilities, we may structure the sale of a property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general policy will be to reinvest in additional properties proceeds from the sale, financing, refinancing or other disposition of our properties that represent our initial investment in such property or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flow derived from such assets to pay distributions to our stockholders.

Despite this policy, our board of directors, in its discretion, may distribute to our stockholders all or a portion of the proceeds from the sale, financing, refinancing or other disposition of properties. In determining whether any of such proceeds should be distributed to our stockholders, our board of directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions and compliance with the REIT distribution requirements. Because we may reinvest such portion of the proceeds from the sale, financing or refinancing of our properties, we could hold our stockholders’ capital indefinitely. However, the affirmative vote of stockholders controlling a majority of the outstanding shares of our common stock may force us to liquidate our assets and dissolve.

In connection with a sale of a property, our general preference will be to obtain an all-cash sale price. However, we may take a purchase money obligation secured by a mortgage on the property as partial payment. There are no limitations or restrictions on our taking such purchase money obligations. The terms of payment upon sale will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. To the extent we receive notes, securities or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of. Thus, the distribution of the proceeds of a sale to our stockholders, to the extent contemplated by our board of directors, may be delayed until such time. In such cases, we will receive payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

We are not a mortgage bank or portfolio lender. We do not intend to engage in the business of originating, warehousing or servicing mortgages. If we engage in any such activities, it will be only as an ancillary result of our main business of investing in real estate properties. We may provide seller financing on certain properties if, in our judgment, it is prudent to do so. However, our main business is not investing in mortgages or mortgage-backed securities. If we do invest directly in mortgages, they will be mortgages secured by apartment communities or other commercial properties.

While it is our intention to hold each property we acquire for a minimum of four years, circumstances might arise which could result in the early sale of some properties. A property may be sold before the end of the expected holding period if:

•	in the judgment of our Advisor, the value of a property might decline substantially;

•	an opportunity has arisen to improve other properties;

•	we can increase cash flow through the disposition of the property; or

•	in our judgment, the sale of the property is in our best interests.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. The selling price of a property will be determined in large part by the amount of rent payable under the gross leases for the property. If a tenant has a repurchase option at a formula price or if operating expenses increase without a commensurate increase in rent under our gross leases, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

Operating Strategies

Our primary operating strategy is to acquire suitable properties that meet our acquisition standards and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing;

•	controlling operating expenses by outsourcing property management, leasing, and marketing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

FINANCING POLICIES

When we think it is appropriate, we will borrow funds to acquire or finance properties. We may later refinance or increase mortgage indebtedness by obtaining additional loans secured by selected properties, if favorable financing terms are available. We will use the proceeds from such loans to acquire additional properties for the purpose of increasing our cash flow and providing further diversification. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operation. Our board of directors will review our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. The maximum amount of such borrowings in relation to our net assets will not exceed 300.0%, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. As a result of the acquisition of the Walker Ranch property on October 31, 2006, our leverage exceeded 300.0%. In addition, as a result of the acquisition of the Hidden Lake property on December 28, 2006, our leverage exceeded 300.0%. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a further discussion. In connection with each acquisition, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0%, in accordance with our charter. The board of directors determined that for each acquisition, the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed 300.0% during the early stages of our operations. We will take action to reduce any such excess as soon as practicable. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws.

When incurring secured debt, we generally intend to incur only nonrecourse indebtedness, which means that the lenders’ rights upon our default generally will be limited to foreclosure on the property that secured the obligation. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board of directors determines it to be in our best interest.

Our board of directors controls our policies with respect to borrowing and may change such policies at any time without stockholder approval.

TAX STATUS

We intend to make an election to be taxed as a REIT, when we file our 2006 tax return, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

DISTRIBUTION POLICY

In order to qualify as a REIT, we are required to distribute at least 90.0% of our annual taxable income to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions for a further discussion on distribution rates approved by our board of directors.

COMPETITION

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

We also face competition for investment opportunities. These competitors may be other REITs and other entities that have substantially greater financial resources than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

As of December 31, 2006, we hold interests in two properties located in Texas. Other entities managed by affiliates of our Advisor also own property interests in the same region in which we own property interests. Our properties may face competition in this geographic region from such other properties owned, operated or managed by our Advisor’s affiliates. Our Advisor’s affiliates have interests that may vary from our interests in such geographic markets.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

EMPLOYEES

We have no employees and our company’s executive officers are all employees of affiliates of our Advisor. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. Our executive officers and key employees of affiliates of our Advisor are compensated by affiliates of our Advisor and will not receive any compensation from us for their services. However, our executive officers and key employees of affiliates of our Advisor will be eligible for awards under our 2006 Incentive Award Plan. As of December 31, 2006, no awards had been granted to our executive officers or our Advisor’s key employees under this plan.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Limited Operating History

We and our Advisor are newly formed and have limited business operations, which makes our future performance and the performance of an investment in our common stock difficult to predict.

We were incorporated and our Advisor was formed in December 2005. Both have limited operating history. Our business is subject to the risks inherent in the establishment of a new business enterprise, including an inability to raise proceeds in our Offering, to implement our investment strategy and being unable to adequately manage our operations and growth. Because we and our Advisor were only recently formed and have engaged in limited operations, we can provide our stockholders with only limited financial information with respect to us or our Advisor or any properties that would be available from an institution with a history of operations. Therefore, our future performance and the performance of an investment in our common stock are difficult to predict. We cannot assure our stockholders that we will ever operate profitably.

We have only identified two specific investments to make with the net proceeds as of April 9, 2007.

We have purchased two real estate properties with the net proceeds we have received from our Offering as of April 9, 2007. Other than these two properties, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or real estate related securities.

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

We also face competition for investment opportunities. These competitors may be other REITs and other entities that have substantially greater financial resources than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

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

Although we entered into a secured revolving line of credit with Wachovia and LaSalle and a secured revolving mezzanine line of credit with Wachovia to fulfill a portion of our working capital demands, Wachovia and LaSalle currently have no obligation to fund any additional amounts under either line of credit until we come into compliance with the financial covenants contained in the credit agreements for the lines of credit. Even if Wachovia and LaSalle later become obligated to fund additional amounts under the lines of credit, such financing may not be sufficient to satisfy all of our working credit needs. In addition, the terms and penalties may not be the most favorable available to us. Properties financed by borrowing under the line of credit and mezzanine line of credit are required to meet certain minimum loan to value, fixed charge coverage, debt service coverage and other requirements on a combined basis. Further, the mezzanine line of credit contains stringent prepayment terms and payment penalties.

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

Lack of Investment Diversification

The effect of adverse conditions at specific properties will be magnified to the extent we are able to acquire only a limited number of properties.

A lack of diversity in the properties in which we invest could increase risk to our stockholders. If we fail to raise significant proceeds above our minimum offering, we will not be able to purchase a diverse portfolio of properties and may only be able to purchase a limited number of properties. In that event, our performance will depend directly on the success of those limited number of properties. Adverse conditions at those limited number of properties or in the location in which the properties exist would have a direct negative impact on our performance.

Acquisition Risks

Our inability to find funding for acquisitions could prevent us from realizing our objectives and would adversely impact the distributions we pay to our stockholders and the value of an investment in shares of our common stock.

We may not be able to obtain financing to acquire additional properties, which would limit the number of properties we could acquire and subject an investment in our common stock to further risk. If, as expected, we qualify as a REIT, we will be required to distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties.

Although we entered into a $75,000,000 line of credit with Wachovia and LaSalle and a $15,000,000 mezzanine line of credit with Wachovia, Wachovia and LaSalle currently have no obligation to fund any additional amounts under either line of credit until we come into compliance with the financial covenants contained in the credit agreements for the lines of credit. Even if Wachovia and LaSalle later become obligated to fund additional amounts under the lines of credit, we still might not be able to execute our strategy of using a credit line to secure acquisition contracts and then placing permanent financing on the property at a later time. In turn, this could make us less attractive to potential sellers and prevent us from realizing our investment objectives.

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

Significant borrowings by us increase the risks of an investment in our common stock. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in shares of our common stock. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties.

Additionally, when providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, merge with another company, discontinue insurance coverage, or replace our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans. In particular, we have entered into a secured revolving line of credit with Wachovia and LaSalle and a secured revolving mezzanine line of credit with Wachovia to use for our future acquisitions, which have significant restrictions and covenants. Our failure to meet these restrictions and covenants could result in an event of default and result in the foreclosure of some or all of our properties.

Furthermore, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Although we have obtained waivers from Wachovia and LaSalle, we currently are not in compliance with these covenants and Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit.

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

Distributions payable to stockholders may include a return of capital, rather than a return on capital. We intend to pay regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. During the early stages of our operations, we may not have sufficient cash available from operations to pay distributions. Therefore, we may need to use proceeds from our Offering or borrow funds to make cash distributions in order to maintain our status as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital.

No Market for Our Common Stock

The absence of a public market for our common stock makes it difficult for our stockholders to sell their shares.

Our stockholders should view our common stock as illiquid and must be prepared to hold their shares of our common stock for an indefinite length of time. There currently is no public market for our common stock, and initially we do not expect a market to develop. We have no current plans to cause shares of our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While we, acting through our board of directors, may attempt to cause shares of our common stock to be listed or quoted if our board of directors determines this action to be in our stockholders’ best interests, there can be no assurance that this event will ever occur. Stockholders may be unable to resell their shares of our common stock at all, or may be able to resell them only at a later date at a substantial discount from the purchase price. Thus, shares of our common stock should be considered a long-term investment. In addition, there are restrictions on the transfer of shares of our common stock. In order to qualify as a REIT, shares of our common stock must be beneficially owned by 100 or more persons and no more than 50.0% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Our charter provides that no person may own more than 9.9% of the issued and outstanding shares of our common stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of our shares that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void.

The per-share offering price of our common stock has been established arbitrarily by us and may not reflect the true value of shares of our common stock; therefore investors may be paying more for a share than such share is actually worth.

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

Many of our officers and non-independent directors and our Advisor’s officers have conflicts of interest in managing our business and properties. Thus, they may make decisions or take actions that do not solely reflect our stockholders’ interests. Our officers and directors and the owners and officers of our Advisor are also involved in the advising and ownership of other REITs and various real estate entities, which may give rise to conflicts of interest. In particular, certain of the owners and officers of our Advisor are involved in the management and advising of NNN Realty Advisors, Triple Net Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and NNN Healthcare/Office REIT, Inc. some of which acquire office buildings, medical office buildings and healthcare-related facilities. They may compete with us for the time and attention of these executives, as well as other private entities that may compete with us or otherwise have similar business interests. Additionally, some of our officers and directors are also owners and officers of our Advisor and affiliates of our Advisor with whom we do business.

Anthony W. Thompson is the Chairman of the board of directors of NNN Realty Advisors; and the Chairman of the board of directors of NNN Capital Corp. Mr. Thompson owns 25.9% of NNN Realty Advisors, which, in turn, holds 100% of the membership interests of Triple Net Properties, which in turn, holds 50.0% of the membership interest in our Advisor and in NNN/ROC Apartment Holdings, LLC. NNN/ROC Apartment Holdings, LLC owns several entities that master lease properties sponsored by Triple Net Properties and earns fees as a result of property acquisitions by programs sponsored Triple Net Properties, other than us. NNN Realty Advisors also owns 100% of Realty and 100% of NNN Capital Corp. Mr. Thompson is a special member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor, and may receive compensation of up to $175,000 annually.

Louis J. Rogers is our director and former President; the former Chairman of our Advisor; and a director of NNN Realty Advisors. Mr. Rogers owns 5.5% of NNN Realty Advisors and holds options to purchase a de minimis amount of its outstanding common stock. Mr. Rogers also owns less than 1.0% of our outstanding common stock. Mr. Rogers is also an 18.0% member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor. However, NNN Apartment Management, LLC intends to redeem Mr. Rogers’ membership interest in connection with his termination as our President, President of our Advisor and President of Triple Net Properties.

Stanley J. Olander, Jr. is our Chief Executive Officer, President and Chairman of our board of directors, as well as the Chief Executive Officer of our Advisor. Mr. Olander owns less than 1.0% of NNN Realty Advisors. Mr. Olander is also a 33.3% member of ROC REIT Advisors, LLC, which owns 25.0% of the membership interest of our Advisor, and a member of ROC Realty Advisors, LLC, which owns 50.0% of the membership interest of NNN/ROC Apartment Holdings, LLC.

David L. Carneal is our Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Operating Officer of our Advisor. Mr. Carneal is also a 33.3% member of ROC REIT Advisors, LLC, which owns 25.0% of the membership interest of our Advisor, and a member of ROC Realty Advisors, LLC, which owns 50.0% of the membership interest of NNN/ROC Apartment Holdings, LLC. Mr. Carneal is the Senior Vice President of Operations of the Multi Family Properties division of Triple Net Properties.

Gus G. Remppies is our Executive Vice President and Chief Investment Officer and the Executive Vice President and Chief Investment Officer of our Advisor. Mr. Remppies is also a 33.3% member of ROC REIT Advisors, LLC, which owns 25.0% of the membership interest of our Advisor, and a member of ROC Realty Advisors, LLC, which owns 50.0% of the membership interest of NNN/ROC Apartment Holdings, LLC. Mr. Remppies is the Senior Vice President of Acquisitions of the Multi Family Properties division of Triple Net Properties.

Scott D. Peters is our Executive Vice President; the Executive Vice President and Chief Financial Officer of our Advisor; the Chief Executive Officer, President and a director of NNN Realty Advisors; and the Chief Executive Officer of Triple Net Properties. Mr. Peters owns less than 1.0% of NNN Realty Advisors and holds options to purchase a de minimis amount of its outstanding common stock. Mr. Peters is also an 18.0% member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor.

Shannon K S Johnson is our Chief Financial Officer and a Financial Reporting Manager of Triple Net Properties.

Andrea R. Biller is our Secretary; the General Counsel of our Advisor; the General Counsel, Executive Vice President and Secretary NNN Realty Advisors; and the General Counsel and Executive Vice President of Triple Net Properties. Ms. Biller owns less than 1.0% of NNN Realty Advisors and holds options to purchase a de minimis amount of its outstanding common stock. Ms. Biller is also an 18.0% member of NNN Apartment Management, LLC, which owns 25.0% of the membership interest of our Advisor.

As officers, directors, managers and partial owners of entities with which we do business or with interests in competition with our own interests, these individuals experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor and their affiliated entities. These conflicts of interest could impair our ability to compete for acquisition of properties with other real estate entities that are also sponsored or advised by NNN Realty Advisors or Triple Net Properties and their affiliates.

The key executives of our Advisor devote only as much of their time to our business as they determine is reasonably required, which may be substantially less than their full time. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the value of an investment in shares of our common stock.

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

Any existing or future agreements between us and our Advisor, our Dealer Manager or their affiliates were not and will not be reached through arm’s-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Advisory Agreement, the Dealer Manager Agreement, the property management agreements with the property manager and the terms of the compensation to our Advisor and our Dealer Manager were not arrived at through arm’s-length negotiations. The terms of such agreements and compensation may not solely reflect our stockholders’ interests and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements. For example, the asset management fee payable to our Advisor is based upon our average invested assets, including any property-related debt, which could influence the amount of portfolio leverage our Advisor recommends to our board of directors.

Our Advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.

In the event of a partial or full liquidation of our assets, our Advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the capital invested in our Operating Partnership, and any shortfall in an 8.0% annual cumulative, non-compounded return to stockholders. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our Advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (2) the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Upon our Advisor’s receipt of the incentive distribution upon listing, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of our shares on a national securities exchange or national market system or due to the internalization of our Advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our Advisor as a special limited partner in our Operating Partnership, which would entitle it to receive cash or, if agreed by us and our Advisor, shares of our common stock or units of limited partnership interests in our Operating Partnership equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the capital invested in the Operating Partnership and any shortfall in the 8.0% return to stockholders. Finally, upon the termination of the Advisory Agreement as a result of the internalization of our Advisor into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our Advisor will negotiate the compensation to be payable to our Advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our Advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our Advisor pursuant to the Advisory Agreement cannot be determined at the present time.

Our business and financial due diligence investigation was conducted by an affiliate. That investigation might not have been as thorough as an investigation conducted by an unaffiliated third party, and might not have uncovered facts that would be important to a potential investor.

Because our Dealer Manager is an affiliate of our Advisor and our Sponsor and because Mr. Thompson, the Chairman of the board of directors of our Sponsor is a director of our Dealer Manager, and Mr. Rogers, our director and former President was a director of our Dealer Manager, our stockholders cannot consider our Dealer Manager’s due diligence investigation to be an independent review. The Dealer Manager’s due diligence review may not be as meaningful as a review conducted by an unaffiliated broker dealer and may not have uncovered facts that would be important to a potential investor.

Borrowings May Increase Our Business Risks

As we incur indebtedness, we increase the expenses of our operations, which could result in a decrease in cash available for distribution to our stockholders.

The risk associated with an investment in shares of our common stock depends upon, among other factors, the amount of debt we incur. We intend to incur indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year. We may incur debt up to 300.0% of our net assets, or more if such excess in borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess.

As a result of the acquisitions of the Walker Ranch property on October 31, 2006, our leverage exceeded 300.0%. In addition, our leverage exceeded 300.0% when we acquired the Hidden lake property on December 28, 2006. In connection with each acquisition, the board of directors approved the excess leverage and determined that it was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-case reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of (a) the aggregate cost of our real property investments before non-cash reserves and depreciation and (b) the aggregate cost of our investments in real estate related securities.

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

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of the stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities, (1) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (2) to our Advisor in lieu of cash payments required under the Advisory Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares will be deemed their value.

We have adopted the 2006 Incentive Award Plan under which we may grant stock options, restricted stock and other performance awards to our officers, employees, consultants and independent directors. The effect of these grants, including the subsequent exercise of stock options, could be to dilute the value of the stockholders’ investments.

In addition, our board of directors authorized, without stockholder approval, the DRIP in connection with our Offering, involving the issuance of additional shares of our common stock by us at $9.50 per share of common stock. Shares purchased pursuant to the DRIP are dilutive to the value of the stockholders’ investments.

Federal Income Tax Requirements

The requirement to distribute at least 90.0% of our taxable income may require us to borrow, sell assets or issue additional securities for cash, which would increase the risks associated with an investment in shares of our common stock.

In order to qualify as a REIT, we must distribute each calendar year to our stockholders at least 90.0% of our taxable income, other than any net capital gain. To the extent that we distribute at least 90.0%, but less than 100%, of our taxable income in a calendar year, we will incur no federal corporate income tax on our distributed taxable income. In addition, we will incur a 4.0% nondeductible excise tax if the actual amount we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax law. We intend to distribute at least 90.0% of our taxable income to our stockholders each year so that we will satisfy the distribution requirement and avoid corporate income tax and the 4.0% excise tax. However, we could be required to include earnings in our taxable income before we actually receive the related cash. That timing difference could require us to borrow funds to meet the distribution requirement and avoid corporate income tax and the 4.0% excise tax in a particular year.

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

On September 16, 2004, Triple Net Properties, learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from Triple Net Properties relating to disclosure in certain public and private securities offerings sponsored by Triple Net Properties and its affiliates during 1998 through 2004, or the Triple Net securities offerings. The SEC also has requested information from NNN Capital Corp., the dealer manager for the Triple Net securities offerings and the dealer manager for our Offering. The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents from each of Triple Net Properties and NNN Capital Corp.

Triple Net Properties and NNN Capital Corp. are engaged in settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our Advisor’s ability to conduct our Offering. Additionally, any resolution of this matter that reflects negatively on the reputation of Triple Net Properties or NNN Capital Corp. could materially and adversely affect the willingness of potential investors to invest in Triple Net Properties’ offerings, including our Offering. The matters that are the subject of this investigation could also give rise to claims against Triple Net Properties by investors in its programs. At this time, Triple Net Properties cannot assess the outcome of the investigation by the SEC. The SEC investigation could adversely impact our Advisor’s ability to perform its duties to us, because our Advisor is controlled by Triple Net Properties.

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

We depend on our Advisor to retain its key executives, but most of such individuals do not have an employment agreement with our Advisor or its affiliates. Our Advisor’s key executives are Stanley J. Olander, Jr., Gus G. Remppies, David L. Carneal, Scott D. Peters and Andrea R. Biller. The loss of any or all of Messrs. Olander, Remppies, Carneal or Peters or Ms. Biller, and our Advisor’s inability to find, or any delay in finding, a replacement with equivalent skill and experience, could adversely impact our ability to acquire properties and the operation of our properties.

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

Our charter limits direct and indirect ownership of our common stock by any single stockholder to 9.9% of the value of outstanding shares of our common stock and 9.9% of the value or number (whichever is more restrictive) of outstanding shares of our common stock. We refer to these limitations as the ownership limits. These ownership limits do not apply to our Advisor. Our charter also prohibits transfers of our stock that would result in (1) our common stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50.0% of our common stock, applying broad attribution rules imposed by the federal income tax laws, (3) directly or indirectly owning 9.9% or more of one of our tenants, or (4) before our common stock qualifies as a class of “publicly-offered securities,” 25.0% or more of our common stock being owned by Employee Retirement Income Security Act of 1974, or ERISA, investors. If a stockholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

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

Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.

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

Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select metropolitan areas in the mid-Atlantic, southeast and southwest regions of the United States, our portfolio of properties may not be geographically diversified, particularly with respect to our early stages of when we may have acquired only a limited number of properties. Additionally, if we fail to raise significant proceeds above our minimum offering, we may not be able to geographically diversify our portfolio. A regional recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

Costs required to become compliant with the Americans with Disabilities Act at our properties may affect our ability to make distributions to our stockholders.

We may acquire properties that are not in compliance with the ADA. We would be required to pay for improvement to the properties to effect compliance with the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers and could result in the imposition of fines by the federal government or an award of damages to private litigants. We could be liable for violations of such laws and regulations by us or our tenants. State and federal laws in this area are constantly evolving. In fact, the United

States Department of Justice is expected to issue new ADA regulations that could impact existing buildings. Any such changes in state or federal laws in this area could place a greater cost or burden on us as landlord of the properties we acquire. In addition, although we generally do not expect to engage in substantial renovation or construction work, any new construction at a property would need to be ADA compliant and a certain percentage of the construction costs may need to be allocated to the property’s overall ADA compliance.

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

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make distributions to our stockholders.

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

We have not evaluated, and will not evaluate, whether an investment in our common stock is suitable for any particular employee benefit plan, but, subject to restrictions described in “ERISA Considerations,” in our Offering Prospectus. We accept such entities as stockholders if an entity otherwise meets the suitability standards.

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

Item 2.	Properties.

Real Estate Investments

As of December 31 2006, we have not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705. We do not have an address separate from our Advisor, Triple Net Properties, or our Sponsor. Since we pay our Advisor fees for its services, we do not pay rent for the use of its space.

As of December 31, 2006, we owned interests in two consolidated properties in Texas consisting of 705 apartment units.

The following table presents certain additional information about our properties as of December 31, 2006:

							Annual Rent
			%	Date	Annual	% Physical	per Leased
Property Name	Property Location	# of Units	Owned	Acquired	Rent(1)	Occupancy(2)	Unit(3)

Consolidated Properties:
Walker Ranch	San Antonio, TX	325	100.0%	10/31/06	$3,501,000	97.9%	$11,008
Hidden Lake	San Antonio, TX	380	100.0%	12/28/06	3,356,000	97.6	9,047

Total/Weighted-Average		705			$6,857,000	97.7%	$20,055

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(2)	Physical occupancy as of December 31, 2006.

(3)	Average effective annual rent per leased unit as of December 31, 2006.

The following information generally applies to our properties:

•	we believe all of the properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of the properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of the properties we own and hold interests in as of December 31, 2006:

Indebtedness

As of December 31, 2006, we had one mortgage loan outstanding secured by the Hidden Lake property, in the principal amount of $19,218,000, at a fixed rate of 5.34% per annum, maturing January 11, 2017. We also had $21,585,000 outstanding under the line of credit with Wachovia and LaSalle at a weighted-average interest rate of 6.88% per annum, secured by the Walker Ranch property. In addition, we had $10,000,000 outstanding under an unsecured note with NNN Realty Advisors, at a fixed rate of 6.86% per annum, maturing June 28, 2007. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 6, Mortgage Loan Payable and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate and 7, Line of Credit to our accompanying consolidated financial statements for a further discussion.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

Stockholders

As of March 30, 2007, we had 1,180 stockholders of record.

Distributions

We intend to make distributions each taxable year equal to at least 90.0% of our taxable income. One of our primary goals is to pay regular monthly distributions to our stockholders. We calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares.

Our board of directors approved a 6.0% per annum distribution to be paid to stockholders beginning on October 5, 2006, the date we reached our minimum offering. We paid our first monthly distribution on December 15, 2006 for the period ended November 30, 2006. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we declared distributions of $146,000.

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders beginning with our March 2007 monthly distribution which will be paid in April 2007. Distributions are paid monthly.

Use of Public Offering Proceeds

On July 19, 2006, we commenced our initial public offering in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our DRIP for $9.50 per share aggregating up to $1,047,500,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, which was declared effective by the SEC on July 19, 2006. The offering will terminate no later than July 19, 2008.

As of December 31, 2006, we had received and accepted subscriptions for 1,658,553 shares of our common stock, or $16,568,000. We had also received $20,000 in proceeds from the sale of 2,092 shares pursuant to the DRIP.

As of December 31, 2006, we have incurred marketing support fees of $411,000, selling commissions of $1,141,000 and due diligence expense reimbursements of $83,000. We have also incurred organizational and offering expenses of $249,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases were made for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules of this annual report on Form 10-K.

	December 31,	January 10, 2006
Selected Financial Data(1)	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$67,214,336	$201,007
Mortgage loan payable	$19,218,000	$—
Stockholders’ equity	$14,246,489	$200,007

Period from
January 10, 2006
(Date of Inception)
through
December 31,
2006
STATEMENT OF OPERATIONS DATA:
Total revenues	$659,442
Loss from continuing operations	$(522,906)
Net loss	$(522,906)
Loss per common share — basic and diluted(1):
Loss from continuing operations	$(1.99)
Net loss	$(1.99)

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$301,040
Cash flows used in investing activities	$(63,990,306)
Cash flows provided by financing activities	$65,143,590

OTHER DATA:
Distributions declared	$145,592
Distributions declared per share(1)	$0.14
Funds from operations(2)	$(234,008)

(1)	Net loss and distributions per share are based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Funds from operations is not equivalent to our net operating income or loss as determined under accounting principles generally accepted in the United States of America, or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us.

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

For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net income available to stockholders to FFO for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries, including NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2006 and January 10, 2006 (Date of Inception), together with our results of operations and cash flows for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor; and litigation, including without limitation, the investigation of Triple Net Properties, LLC, or Triple Net Properties, by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were incorporated on December 21, 2005 under the laws of the State of Maryland and intend to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a REIT for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of March 30, 2007, we received and accepted subscriptions in our Offering for 3,043,722 shares of our common stock, or $30,398,000, excluding shares issued under the DRIP.

We will conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties is the managing member of our Advisor. The Advisory Agreement has a one-year term that expires in July 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight and approval by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

As of December 31, 2006, we had purchased two properties in Texas consisting of 705 apartment units.

Business Strategies

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, nearly one half of total U.S. population growth between 2000 and 2030 will occur in three states: Florida, California and Texas, each gaining more than 12 million people in total. Included in the top five growth states are Arizona and North Carolina, projected to add 5.6 million and 4.2 million people, respectively.

We will emphasize property acquisitions in regions of the United States that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profiles and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes or they may be service employees who have recently moved to the area and chosen not to make a long-term commitment to the area because of the itinerant nature of their employment. They may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flow to our investors as well as increasing the value of our properties.

After visiting recent historical lows in 2003, interest rates have generally increased. From June 13, 2003 to February 28, 2007, the yield on the 10-year treasury bond rose overall from 3.10% to 4.55%. We believe that interest rates will continue to increase and that higher interest rates can benefit our business model by making it more difficult for many people to buy a home, especially a first home. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at apartment communities we may acquire.

Outsourcing of Property Management

We believe that generally outsourcing our property management will be a significant factor in supporting our key management and portfolio objectives to the benefit of our stockholders by:

Focusing on Our Strengths

We see our strengths in capitalizing on our management’s prior experience in purchasing similar properties and developing a diversified portfolio. We believe that outsourcing property management will free us to leverage these strengths to the benefit of our stockholders by allowing us to focus on purchasing quality, income-producing properties, rather than using our resources to build an extensive property management infrastructure.

Our Advisor’s management team has extensive experience in the acquisition of comparable properties. It intends to use its contacts and relationships with apartment developers and owners to acquire high quality properties for us on a timely basis and at a reasonable cost.

Focusing on Quality Properties

Property management companies often aim to fund the cost of their business infrastructure by spreading these costs over multiple properties they manage. Outsourcing property management to a regionally focused and locally experienced firm may give us the flexibility to purchase fewer but higher quality apartment properties in an area or region by leveraging the property management firm’s greater economies of scales.

Focusing on Quality Tenant Attraction and Retention

We believe that quality tenants seek well-managed properties that offer superior and dependable services, particularly in competitive markets. By seeking to retain the best property managers in a region or market, we intend to maximize the quality of services offered to attract and retain tenants who are prepared to potentially pay a premium in rent for those services.

Focusing on Networking and Business Synergies to Enhance Property Acquisitions

A locally or regionally focused property management firm may learn of an owner’s desire to sell an apartment building before it is generally listed for sale. Property management may also gain important insights into the tenants’ general satisfaction, or their need for more and/or different space than they currently occupy. Therefore, building relationships with such locally attuned management firms may allow us to purchase “off market” properties at attractive terms and/or prices, aid in tenant retention, or execute pre-purchase leasing agreements that will help us meet occupancy objectives in a new property.

Focusing on Building Property Value

We believe that selecting a “best of class” property manager can enhance a property’s resale value by offering a better maintained property with a more satisfied and stable tenant base to prospective purchasers.

We believe that most of our properties will be managed by third-party property managers. However, our Advisor or its affiliates may manage certain of our properties, when our Advisor determines that it is in our best interests to do so.

Leveraging the Experience of Our Management

We believe that a critical success factor in property acquisition lies in possessing the flexibility to move quickly when an opportunity presents itself to buy or sell a property. We believe that employing highly qualified industry professionals will allow us to better achieve this objective. By generally outsourcing our property management, we also intend to leverage the experience of our executives by allowing them to focus more on strategy and the actual business of acquiring, financing and selling properties and less time on managing human resources.

Each of our key executives has considerable experience building successful real estate companies. As an example, one of our principals, Mr. Olander, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for more than 25 years, and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc, or Cornerstone. Likewise, Mr. Remppies and Mr. Carneal are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company. From year end 1997, when the company’s shares were listed on the New York Stock Exchange, Cornerstone grew from owning approximately 12,000 apartments mainly concentrated in four major markets to owning approximately 23,000 apartments across 17 major markets in 2004 when its merger with Colonial Properties Trust was announced. This growth represented a 100% increase in total assets over seven years and an average growth of over 14.0% per year.

We intend to acquire fee ownership of our apartment communities, but may also enter into joint venture arrangements. We seek to maximize current and long-term net income and the value of our assets. Our policy is to acquire assets where we believe opportunities exist for acceptable investment returns.

Decisions relating to the purchase or sale of properties will be made by our Advisor subject to approval by our board of directors.

Our board of directors has established written policies on investment objectives and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and the performance of us and our Advisor to ensure such policies are carried out. Our board generally may change our policies or investment objectives at any time without a vote of our stockholders. The independent directors will review our investment policies at least annually to determine that our policies are in the best interests of our stockholders and will set forth their determinations in the minutes of the board meetings. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and may be changed at any time.

The sheltering from tax of income from other sources is not one of our objectives.

Acquisitions in 2006

Walker Ranch — San Antonio, Texas

On October 31, 2006, through our wholly-owned subsidiary, Apartment REIT Walker Ranch, L.P., we purchased Walker Ranch Apartment Homes, or the Walker Ranch property, in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000. The Walker Ranch property is a 325-unit class A apartment property which consists of 17 buildings. We financed the purchase price with $22,120,000 in borrowings under a secured line of credit with Wachovia Bank, National Association, or Wachovia, or the line of credit, and $4,740,000 in borrowings under a secured mezzanine line of credit with Wachovia, or the mezzanine line of credit. The balance of the purchase price was provided for with funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee to our Advisor and its affiliates of $923,000, or 3.0% of the purchase price.

Hidden Lake — San Antonio, Texas

On December 28, 2006, through our wholly-owned subsidiary, Apartment REIT Hidden Lakes, L.P., we purchased Hidden Lake Apartment Homes, or the Hidden Lake property, in San Antonio, Texas, from an unaffiliated third party for a purchase price of $32,030,000. The Hidden Lake property is a 380-unit class A apartment property which consists of 19 buildings. We financed the purchase price with $19,218,000 in borrowings under a secured mortgage loan with Wachovia, a $10,000,000 unsecured note from NNN Realty Advisors and $2,500,000 in borrowings under the line of credit. The balance was provided for with funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee to our Advisor and its affiliates of $961,000, or 3.0% of the purchase price.

Critical Accounting Policies

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

Receivables are carried net of the allowances for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain residents to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual residents’ receivables considering the tenant’s financial condition and security deposits and current economic conditions.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from 10 to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property will be retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss reflected in operations.

Impairment

Our properties are carried at the lower of historical cost less accumulated depreciation or fair value. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

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

Properties Held for Sale

We account for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

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

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on premises. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in the intangible assets and below market lease values, if any, would be included in intangible liabilities in our consolidated financial statements and would be amortized to rental income over the weighted average remaining term of the acquired leases with each property. As of December 31, 2006, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

These allocations are subject to change based on continuing valuation analysis, or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Qualification as a REIT

We intend to elect, when we file our 2006 tax return, to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and, upon the election being made, we will be taxed as such beginning with our taxable year ended December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and will operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Factors Which May Influence Results of Operations

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, our failure to comply, could result in fees, fines, penalties or administrative remedies against us.

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of apartment properties.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors.

If we fail to raise significant proceeds above our minimum offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we had a net loss of $523,000, or $1.99 per share, due to revenue of $659,000, offset by rental expenses of $266,000, general and administrative expenses of $294,000, depreciation and amortization of $289,000 and interest expense of $338,000. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, revenue was comprised of $615,000 in rental income and $44,000 in other property revenue. Revenue relates to income at the Walker Ranch property for two months and at the Hidden Lake property for four days. Other property revenue is primarily comprised of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, rental expense was comprised of rental expense at the Walker Ranch property for two months and at the Hidden Lake property for four days. Rental expense is primarily comprised of property taxes, maintenance, onsite payroll and utilities.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, general and administrative expense was comprised primarily of directors’ and officers’ insurance premiums of $87,000, directors’ fees of $53,000, professional and legal fees of $50,000, audit and filing fees in connection with complying with the provisions of Article 3-14 of Regulation S-X issued by the SEC of $48,000, and restricted stock compensation of $11,000.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, SEC compliance costs related to property acquisitions of.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, depreciation and amortization expense was comprised primarily of depreciation on the Walker Ranch property and the Hidden Lake property of $188,000 and amortization of identified intangible assets of $101,000. Depreciation is calculated based on our depreciation policy as set forth above under Capitalization of Expenditures and Depreciation of Assets.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, interest expense was related to interest expense primarily on borrowings under the line of credit and mezzanine line of credit with Wachovia and LaSalle Bank National Association, or LaSalle, and amortization of loan fees associated with acquiring the line of credit and the mezzanine line of credit that are being amortized to interest expense over the three-year term. Such borrowings were outstanding primarily to finance the purchase price of the Walker Ranch property, purchased on October 31, 2006.

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2006, our Advisor or Triple Net Properties have incurred $1,679,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2006. See Note 9, Related Party Transactions — Offering Stage to our accompanying consolidated financial statements for a further discussion of expenses during our offering stage.

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our Offering. However, there may be a delay between the sale of our shares and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently anticipate that we will not require any significant funds for the year ended December 31, 2007 for capital expenditures, because our two properties were constructed within the past two years. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

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

Cash Flows

Cash flows from operating activities for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $301,000. Such cash flows related primarily to operations from the Walker Ranch property. We anticipate cash flows from operating activities to continue to increase as we purchase more properties and have a full year of operations.

Cash flows used in investing activities for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $63,990,000. Such cash flows related primarily to the acquisition, including closing costs, of the Walker Ranch property on October 31, 2006 in the amount of $31,715,000 and the Hidden Lake property on December 28, 2006 in the amount of $32,079,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $65,144,000. Such cash flows related primarily to funds raised from investors and our Advisor in the amount of $16,651,000, net of offering costs of $1,720,000, as well as borrowings in the amount of $50,803,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Accrued Liabilities

As of December 31, 2006, we had accrued liabilities in the amount of $1,980,000. $1,450,000 of such accrued liabilities related to fees payable to affiliates for acquisition fees, operating expenses and offering expenses. The remaining $530,000 relates primarily to accrued interest in the amount of $228,000, accrued distributions in the amount of $78,000, and $224,000 in accrued miscellaneous expenses. Our sources of funds will consist of the net proceeds of our Offering, operating cash flows and borrowings.

Distributions

The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Our board of directors approved a 6.0% per annum distribution to be paid to stockholders beginning on October 5, 2006, the date we reached our minimum offering. We paid our first monthly distribution on December 15, 2006 for the period ended November 30, 2006.

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders beginning with our March 2007 monthly distribution which will be paid in April 2007. Distributions are paid monthly.

Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the year ended December 31, 2006 was as follows:

	Year Ended
	December 31,
	2006

Ordinary income	$—	—
Capital gain	—	—
Return of capital	68,000	100.0%

	$68,000	100.0%

Capital Resources

Financing

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual asset.

Mortgage Note Payable

As of December 31, 2006, we had one mortgage loan outstanding secured by the Hidden Lake property, in the principal amount of $19,218,000, at a fixed rate of 5.34% per annum. The loan matures on January 11, 2017.

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

On November 22, 2006, Wachovia assigned $37,500,000, or 50.0% of its interest, rights and obligations under the Credit Agreement to LaSalle pursuant to an assignment and acceptance agreement.

On October 31, 2006, December 29, 2006, January 16, 2007 and March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we come into compliance with the financial covenants, although they may do so in their sole discretion.

As of December 31, 2006, borrowings under the line of credit totaled $21,585,000 and bore interest at a weighted average interest rate of 6.88% per annum.

Unsecured Note Payable to Affiliate

On December 28, 2006, we issued an unsecured note to NNN Realty Advisors evidenced by an unsecured promissory note in the principal amount of $10,000,000. The unsecured note matures on June 28, 2007. The unsecured note bears interest at a fixed rate of 6.86% per annum and requires monthly interest only payments beginning on February 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. Because this loan is a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including the majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2006, our Advisor or its affiliates have incurred $1,679,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2006.

Insurance Coverage

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred. However, management believes that our current insurance coverage is adequate.

Debt Service Requirements

One of our principal liquidity needs is payments of interest and principal on outstanding indebtedness. As of December 31, 2006, we had one mortgage loan outstanding secured by the Hidden Lake property, in the principal amount of $19,218,000, at a fixed rate of 5.34% per annum. We also had $21,585,000 outstanding under the line of credit with Wachovia and LaSalle at a weighted-average interest rate of 6.88% per annum, secured by the Walker Ranch property. In addition, we had $10,000,000 outstanding under an unsecured note payable to NNN Realty Advisors, at a fixed rate of 6.86% per annum. As of December 31, 2006, the weighted-average interest rate on our outstanding debt was 6.29% per annum. The scheduled principal payments for the next five years, as of December 31, 2006 are as follows:

Year	Amount

2007	$31,585,000
2008	—
2009	—
2010	—
2011	—
Thereafter	19,218,000

$50,803,000

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payable, the line of credit with Wachovia and LaSalle and our unsecured note payable to an affiliate as of December 31, 2006. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$21,585,000	$—	$—	$—	$21,585,000
Principal payments — fixed rate debt	10,000,000	—	—	19,218,000	29,218,000
Interest payments — variable rate debt (based on rate in effect as of December 31, 2006)	145,000	—	—	—	145,000
Interest payments — fixed rate debt	1,369,000	2,052,000	2,052,000	5,162,000	10,635,000

Total	$33,099,000	$2,052,000	$2,052,000	$24,380,000	$61,583,000

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the period from January 10, 2006 (Date of Inception) through December 31, 2006:

Period from
January 10, 2006
(Date of Inception)
through
December 31, 2006

Net loss	$(522,906)
Add:
Depreciation and amortization — consolidated properties	288,898

FFO	$(234,008)

Weighted average common shares outstanding — basic and diluted	262,609

Subsequent Events

Line of Credit

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007.

Unsecured Note Payable to Affiliate

On April 6, 2007, we repaid all outstanding principal and accrued interest on our $10,000,000 unsecured note with NNN Realty Advisors using proceeds from our Offering.

Distributions

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders beginning with our March 2007 monthly distribution which will be paid in April 2007. Distributions are paid monthly.

Status of Offering

As of March 30, 2007, we received and accepted subscriptions in our Offering for 3,043,722 shares of our common stock, or $30,398,000, excluding shares issued under the DRIP.

Termination of our President and Chairman of our Advisor

On April 6, 2007, Louis J. Rogers’ position as our President and the Chairman of our Advisor was terminated and Stanley J. Olander, Jr. was appointed to serve as our President.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$10,000,000	$—	$—	$—	$—	$19,218,000	$29,218,000	*
Average interest rate on maturing debt	6.86%	—	—	—	—	5.34%	5.86%	—
Variable rate debt	$21,585,000	$—	$—	$—	$—	$—	$21,585,000	$21,585,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2006)	6.88%	—	—	—	—	—	6.88%	—

*The estimated fair value of our mortgage loan payable was $19,218,000 as of December 31, 2006. The estimated fair value of the $10,000,000 unsecured note payable to an affiliate is not determinable due to the related party nature of the note.

The weighted-average interest rate of our mortgage loan payable as of December 31, 2006 was 5.34% per annum. As of December 31, 2006, our mortgage debt consisted of one mortgage loan payable in the principal amount of $19,218,000 at a fixed interest rate of 5.34% per annum.

An increase in the variable interest rate on the line of credit constitutes a market risk. As of December 31, 2006, for example a 0.5% increase in LIBOR would have increased our overall annual interest expense by $19,000, or 5.5%.

Item 8.	Financial Statements and Supplementary Data.

See the index at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our officers and directors as of April 9, 2007.

Name	Age	Position	Term of Office

Stanley J. Olander, Jr.	52	Chief Executive Officer, President and Chairman of the Board of Directors	Since 2006
David L. Carneal	43	Executive Vice President and Chief Operating Officer	Since 2006
Gus G. Remppies	47	Executive Vice President and Chief Investment Officer	Since 2006
Scott D. Peters	49	Executive Vice President	Since 2006
Shannon K S Johnson	29	Chief Financial Officer	Since 2006
Andrea R. Biller	57	Secretary	Since 2006
Glenn W. Bunting, Jr.	62	Independent Director	Since 2006
Robert A. Gary, IV	53	Independent Director	Since 2006
W. Brand Inlow	53	Independent Director	Since 2006
Louis J. Rogers	50	Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Stanley J. (“Jay”) Olander, Jr. has been the Chief Executive Officer and a director of our company and the Chief Executive Officer of our Advisor since their formation. Since December 2006, he has also served as the Chairman of our board of directors and since April 2007 has also served as our President. Mr. Olander has also been a managing member of ROC REIT Advisors, LLC since 2006 and a managing member of ROC Realty Advisors, LLC since 2005. He served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, from 1996 until April 2005. Prior to the sale of Cornerstone in April 2005, the company’s shares were listed on the New York Stock Exchange, and it owned approximately 23,000 apartment units in five states and had a total market capitalization of approximately $1.5 billion. Mr. Olander has been responsible for the acquisition and financing of approximately 40,000 apartment units. He holds a bachelor’s degree in Business Administration from Radford University in Virginia and an M.A. degree in Real Estate and Urban Land Development from Virginia Commonwealth University.

David L. Carneal has been the Executive Vice President and Chief Operating Officer of our company and our Advisor since their formation. Mr. Carneal has also been a managing member of ROC REIT Advisors, LLC since 2006 and a managing member of ROC Realty Advisors, LLC since 2005. From 1998 to 2003, Mr. Carneal served as Senior Vice President of Operations of Cornerstone and from 2003 to 2005, served as Executive Vice President and Chief Operating Officer. Mr. Carneal was responsible for overseeing the property management operations of approximately 23,000 apartment units. Prior to joining Cornerstone, Mr. Carneal held management and development positions with several other multifamily property management companies including Trammell Crow Residential. Mr. Carneal holds a B.A. degree in History and Government with a minor in Economics from the University of Virginia.

Gus G. Remppies has been the Executive Vice President and Chief Investment Officer of our company and our Advisor since their formation. Mr. Remppies has also been a managing member of ROC REIT Advisors, LLC since 2006 and a managing member of ROC Realty Advisors, LLC since 2005. From 1995 to 2003, Mr. Remppies served as Senior Vice President of Acquisitions of Cornerstone and from 2003 to 2005, served as Executive Vice President and Chief Investment Officer. As such, he was responsible for all acquisitions, dispositions, financing and development for Cornerstone. During this tenure, Mr. Remppies oversaw the acquisition and development of approximately 30,000 apartment units. In addition, he oversaw the placement of over $500 million in debt, both secured and unsecured, with a variety of lenders. He is a graduate of the University of Richmond in Virginia, where he received his degree in Business Administration.

Scott D. Peters has been the Executive Vice President of our company since its formation and also served as our Chief Financial Officer from formation through April 2006. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of our Advisor. He has also served as the Chief Executive Officer, President and a director of NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, the parent company of Triple Net Properties, LLC, or Triple Net Properties, since its formation in September 2006 and as the Chief Executive Officer of Triple Net Properties, the manager of our Advisor since November 2006. From September 2004 to October 2006, Mr. Peters served as the Executive Vice President and Chief Financial Officer of Triple Net Properties. Since December 2005, Mr. Peters has also served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006 and the Chairman and Chief Executive Officer of NNN Healthcare/Office REIT, Inc. since April 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Shannon K S Johnson has served as the Chief Financial Officer of our company since April 2006. Ms. Johnson has also served as the financial reporting manager for Triple Net Properties since January 2006 and has served as the Chief Financial Officer of NNN Healthcare/Office REIT, Inc. since August 2006. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers LLP. Prior to joining PricewaterhouseCoopers LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant and graduated summa cum laude with her B.A. degree in Business-Economics and a minor in Accounting from the University of California, Los Angeles.

Andrea R. Biller has been the Secretary of our company since December 2005 and the General Counsel of our Advisor since its formation in December 2005. She has also served as the General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation in September 2006. She has served as General Counsel for Triple Net Properties since March 2003 and as Executive Vice President since January 2007. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. since June 2004 and December 2005, respectively, the secretary of T REIT, Inc. since May 2004 and the Executive Vice President and Secretary of NNN Healthcare/Office REIT, Inc. since April 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in psychology from Washington University, a M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Glenn W. Bunting, Jr. has been an independent director of our company since its formation. He has been President of American KB Properties, Inc., which develops and manages shopping centers, since 1985. He has been President of G. B. Realty Corporation, which brokers shopping centers and apartment communities, since 1980. Mr. Bunting is a current director of Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., and Apple REIT Six, Inc., and a former director of Cornerstone where he served on that company’s audit committee. Mr. Bunting holds a B.S. degree in Business Administration from Campbell University in North Carolina.

Robert A. Gary, IV has been an independent director of our company since its formation. He is the chairperson and financial expert for our company’s audit committee. Mr. Gary co-founded Keiter, Stephens, Hurst, Gary and Shreaves, which is an independent certified public accounting firm based in Richmond, Virginia, in 1978, where he has worked since its formation. His accounting practice focuses on general business consulting, employee benefits and executive compensation, and estate planning and administration. Mr. Gary is a former director of Cornerstone where he served as chairperson of the company’s audit committee. He holds a B.S. degree in Accounting from Wake Forest University in North Carolina and an M.B.A. degree from the University of Virginia’s Darden School. He is a member of the American Institute of Certified Public Accountants and the Virginia Society of Certified Public Accountants.

W. Brand Inlow has been an independent director of our company since its formation. He is a Principal, co-founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the southeast formed in October 2004. Since November 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through November 2003. Prior to joining Summit Realty Group, Inc., from December 1999 to August 2001, he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia, where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from December 1992 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded REIT, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of G REIT, Inc. and T REIT, Inc., for which he has served as the Chairperson of that company’s audit committee since 2003.

Louis J. Rogers has been a director of our company since its formation and served as our Chairman of the Board from formation until December 2006 and as our President from formation until April 2007. He has also served as Chairman of our Advisor from its formation until April 2007 and as President of Triple Net Properties, from September 2004 until April 2007. Mr. Rogers is also a stockholder and a director of NNN Realty Advisors; a former director of NNN Capital Corp., our Dealer Manager; and the former Vice President, Secretary and director of Triple Net Properties Realty, Inc., or Realty, which provides various services to us. He is a founding member and director of the Tenants in Common Association. Mr. Rogers was with the law firm of Hirschler Fleischer, a Professional Corporation, from 1987 to March 2007, was a shareholder from 1994 to December 31, 2004, and, from January 2005 to March 2007, served as Senior Counsel. Mr. Rogers earned a B.S. from Northeastern University (with highest honors) in Massachusetts, a B.A. degree (with honors) and an M.A. degree in Jurisprudence from Oxford University in England and a J.D. degree from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar.

Our Advisor

Management

The following table sets forth information with respect to our Advisor’s executive officers as of April 9, 2007:

Name	Age	Position

Stanley J. Olander, Jr.	52	Chief Executive Officer
Scott D. Peters	49	Executive Vice President and Chief Financial Officer
Andrea R. Biller	57	Executive Vice President
David L. Carneal	43	Executive Vice President and Chief Operating Officer
Gus G. Remppies	47	Executive Vice President and Chief Investment Officer

For biographical information regarding Mssrs. Olander, Peters, Carneal and Remppies and Ms. Biller, see — Directors, Executive Officers and Corporate Governance, above.

Triple Net Properties owns a 50.0% managing member interest in our Advisor. NNN Apartment Management, LLC owns a 25.0% non-managing member interest in our Advisor. The members of NNN Apartment Management, LLC include Louis J. Rogers, our director; Scott D. Peters, our Executive Vice President and our Advisor’s Executive Vice President and Chief Financial Officer; Andrea R. Biller, our Secretary and our Advisor’s General Counsel; and Triple Net Properties for the benefit of other employees who perform services for us. Each of Mr. Peters, Mr. Rogers and Ms. Biller own 18.0% membership interests in NNN Apartment Management, LLC. However, NNN Apartment Management, LLC intends to redeem Mr. Rogers’ membership interest in connection with his termination as our President, President of our Advisor and President of Triple Net Properties, LLC. Anthony W. Thompson, the Chairman of the board of directors of our Sponsor, is a special member of NNN Apartment Management, LLC and may receive compensation of up to $175,000 annually.

ROC REIT Advisors, LLC owns a 25.0% non-managing member interest in our Advisor. The members of ROC REIT Advisors, LLC are Stanley J. Olander, Jr., our Chief Executive Officer, President and Chairman of our board of directors and our Advisor’s Chief Executive Officer; Gus G. Remppies, our Executive Vice President and Chief Investment Officer and our Advisor’s Executive Vice President and Chief Investment Officer; and David L. Carneal, our Executive Vice President and Chief Operating Officer and our Advisor’s Executive Vice President and Chief Operating Officer. Each of Mr. Olander, Mr. Remppies and Mr. Carneal own 33.3% membership interests in ROC REIT Advisors, LLC.

We will rely on our Advisor to manage our day-to-day activities and to implement our investment strategy. We and our Advisor are parties to an advisory agreement, or the Advisory Agreement, pursuant to which our Advisor performs its duties and responsibilities as our fiduciary.

NNN Realty Advisors and Triple Net Properties

NNN Realty Advisors, headquartered in Santa Ana, California, is a full-service commercial real estate asset management and services firm. NNN Realty Advisors sponsors real estate investment programs to provide investors with the opportunity to engage in tax-deferred exchanges of real property and to invest in other real estate investment vehicles. NNN Realty Advisors raises capital for these programs through an extensive network of broker-dealer relationships. NNN Realty Advisors also structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services. NNN Realty Advisors is one of the largest sponsors of tenant in common, or TIC, programs marketed as securities and also sponsors and advises public non-traded real estate investment trusts, or REITs, and real estate investment funds. NNN Realty Advisors was formed in September 2006 and is the parent of Triple Net Properties, NNN Capital Corp., and Realty.

Triple Net Properties offers a diverse line of investment products as well as a full-range of services including asset and property management, leasing, analysis and consultation. As of December 31, 2006, it manages a growing portfolio of over 32.5 million square feet of commercial properties, including more than 6,600 apartment units, with a combined market value of approximately $4.3 billion. Triple Net Properties and its affiliates are currently buying and selling properties throughout the United States, though many recent acquisitions are located in California, Texas and Florida, which the U.S. Census Bureau forecasts to be the top three states for population growth over the next 25 years. Triple Net Properties also acquired commercial real estate properties in Colorado, Arizona, Wisconsin, Missouri, Illinois and Oregon in 2005. Triple Net Properties is also an active seller of real estate, bringing many of its investment programs full cycle.

Anthony W. (“Tony”) Thompson is the founder and Chairman of NNN Realty Advisors and owns 25.9% of its common stock. Mr. Thompson is also the founder of Triple Net Properties, the managing member of our Advisor. Mr. Thompson is a special member of NNN Apartment Management, LLC and may receive compensation of up to $175,000 annually. Mr. Thompson was the Chairman of Triple Net Properties from its inception in April 1998 to November 2006, was its Chief Executive Officer from inception to October 2006, and was its President from inception until September 2004. He was also the Chairman of Realty from inception until March 2007 and was its Chief Executive Officer from its inception to July 2006. From 1986 to 1995, he was a 50.0% shareholder, director and an executive officer of TMP Group, Inc., a full-service real estate investment firm. Mr. Thompson is a NASD-registered securities principal and the Chairman of NNN Capital Corp. Mr. Thompson currently serves as the Chairman of the board of directors of each of T REIT, Inc. and G REIT, Inc. Mr. Thompson is also a member of the Sterling College Board of Trustees and various other charitable and civic organizations. He is a graduate of Sterling College with a B.S. degree in Economics.

Committees of Our Board of Directors

Acquisition Committee

Each of our acquisitions must be approved by the acquisition committee or a majority of our board of directors, including a majority of the independent directors, as being fair and reasonable to our company and consistent with our investment objectives. Initially, the acquisition committee will be comprised of all members of our board of directors. Our Advisor will recommend suitable properties for consideration by the acquisition committee. If the members of the acquisition committee approve a given acquisition, then our Advisor will be directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the committee. Properties may be acquired from our Advisor or its affiliates or our officers and directors, provided that a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to the affiliate, unless substantial justification exists for a price in excess of the cost to the affiliate and the excess is reasonable.

Audit Committee

We have an audit committee comprised of a minimum of three individuals, a majority of whom are independent directors. Currently the audit committee includes Messrs. Gary, Bunting, and Inlow, all of whom are independent directors. Mr. Gary is designated as the audit committee financial expert. The audit committee:

•	makes recommendations to our board of directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non-audit fees; and

•	consults with the independent public accountants regarding the adequacy of our internal accounting controls.

Executive Compensation Committee

We currently do not have, but we anticipate in the future that we will have, an executive compensation committee comprised of a minimum of three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. However, at a later date, the executive compensation committee may exercise all powers of our board of directors in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by the board of directors if the members of the executive compensation committee do not qualify as “non-employee directors” within the meaning of the Securities Exchange Act of 1934.

2006 Incentive Award Plan

The shares of stock subject to the 2006 Incentive Award Plan will be our common stock. Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights, or SARs, and other awards will be no more than 2,000,000 shares, subject to adjustment under specified circumstances.

The maximum number of shares which may be subject to options, stock purchase rights, SARs and other awards granted under the 2006 Incentive Award Plan to any individual in any calendar year may not exceed 250,000 shares. In addition, the maximum amount of cash that may be paid as a cash bonus to any individual in any calendar year is $1,000,000.

The board of directors, or a committee of the board, will be the administrator of the 2006 Incentive Award Plan. The 2006 Incentive Award Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Our officers, employees, consultants and non-officer directors, as well as key employees of our Advisor and its managing member, are eligible to receive awards under the 2006 Incentive Award Plan. The administrator determines which of our officers, employees, consultants, non-officer directors and key employees of our Advisor and its managing member will be granted awards.

Amendment and Termination of the 2006 Incentive Award Plan

The board of directors may not, without stockholder approval given within 12 months of the board’s action, amend the 2006 Incentive Award Plan to increase the number of shares of our common stock that may be issued under the 2006 Incentive Award Plan.

The board of directors may terminate the 2006 Incentive Award Plan at any time. The 2006 Incentive Award Plan will be in effect until terminated by the board of directors. However, in no event may any award be granted under the 2006 Incentive Award Plan after ten years following the 2006 Incentive Award Plan’s effective date, July 19, 2006. Except as indicated above, the board of directors may modify the 2006 Incentive Award Plan from time to time.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to NNN Apartment REIT, Inc. at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705, Attention: Secretary.

Item 11.	Executive Compensation.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by employees of our Advisor and its affiliates. The individuals who serve as our executive officers do not receive compensation directly from us for services rendered to us, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Form 10-K.

Each of our executive officers, including those officers who serve as directors, is employed by our Advisor or its affiliates, and is compensated by these entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement.

Option/SAR Grants in Last Fiscal Year

No option/SAR grants were made to officers and directors for the year ended December 31, 2006.

Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 Incentive Award Plan, our independent directors receive the following forms of compensation:

•	Annual Retainer. Our independent directors receive an annual retainer of $15,000.

•	Meeting Fees. Our independent directors receive $1,000 for each board meeting attended in person or by telephone, and $500 for each committee meeting attended in person or by telephone, and an additional $2,000 to the audit committee chair for each audit committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•	Equity Compensation. Upon initial election to the board, each independent director receives 1,000 shares of restricted common stock, and an additional 1,000 shares of restricted common stock upon his or her subsequent election each year. The restricted shares will vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•	Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of the board of directors. Independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2006:

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)(1)	(c)(2)	(d)	(e)	(f)	(g)	(h)
Stanley J. Olander, Jr. (3)	$—	$—	$—	$—	$—	$—	$—
Louis J. Rogers (3)	$—	$—	$—	$—	$—	$—	$—
Glenn W. Bunting, Jr.	$13,667	$2,890	$—	$—	$—	$—	$16,557
Robert A. Gary, IV	$17,667	$2,890	$—	$—	$—	$—	$20,557
W. Brand Inlow	$12,667	$2,890	$—	$—	$—	$—	$15,557
D. Fleet Wallace (4)	$9,431	$2,000	$—	$—	$—	$—	$11,431

(1)	Consists of the amounts described below.

		Basic Annual
		Retainer	Meeting Fees
Director	Role	($)	($)
Olander	Chairman of the Board	$—	$—
Rogers	Director	$—	$—
Bunting	Member, Audit Committee	$6,667	$7,000
Gary	Chairman, Audit Committee	$6,667	$11,000
Inlow	Member, Audit Committee	$6,667	$6,000
Wallace	Member, Audit Committee	$4,931	$4,500

(2)	The amounts in this column represent the proportionate amount of the total fair value of stock awards recognized by the Company in 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amounts included in the table for each award include the amount recorded as expense in our statement of operations for the period from January 10, 2006 (Date of Inception) through December 31, 2006. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123 (R), Share-Based Payment, or SFAS No. 123(R).

The following table shows the shares of restricted common stock awarded to each independent director during 2006, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

			Full Grant Date
		Number of	Fair Value of
		Restricted Shares	Award
Director	Grant Date	(#)	($)
Olander	—	—	$—
Rogers	—	—	$—
Bunting	7/19/06	1,000	$10,000
Gary	7/19/06	1,000	$10,000
Inlow	7/19/06	1,000	$10,000
Wallace	7/19/06	1,000	$10,000

The following table shows the aggregate numbers of nonvested restricted shares of common stock held by each director as of December 31, 2006:

Director	Nonvested Restricted Stock
Olander	—
Rogers	—
Bunting	800
Gary	800
Inlow	800
Wallace	—

(3)	Mr. Olander and Mr. Rogers are not independent directors.

(4)	Effective November 16, 2006, D. Fleet Wallace resigned from our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 30, 2007, the amount of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 3,080,270 shares of our common stock outstanding as of March 30, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
	of
	Common Stock	Percent
	Beneficially	of
Name of Beneficial Owners(1)	Owned	Class

Stanley J. Olander, Jr.(2)	22,223	*
Glenn W. Bunting, Jr.(3)	1,026	*
Robert A. Gary, IV(3)	1,000	*
W. Brand Inlow(3)	1,000	*
Louis J. Rogers	1,105	*
All directors and executive officers as a group (10 persons)	26,354	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o NNN Apartment REIT, Inc., 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(2)	Includes 22,223 shares of our common stock owned by our Advisor. Stanley J. Olander, Jr. is the Chief Executive Officer of our Advisor. Our Advisor also owns 100 units of NNN Apartment REIT Holdings, L.P., or our Operating Partnership.

(3)	Includes vested and nonvested restricted shares of common stock.

Equity Compensation Plan Information

Under the terms of our 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, SARs or other awards, will be no more than 2,000,000 shares.

		Weighted Average
	Number of Securities to be Issued	Exercise Price of	Number of Securities
	Upon Exercise of Outstanding	Outstanding Options,	Remaining Available for
Plan Category	Options, Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders(1)	-	-	1,996,000
Equity compensation plans not approved by security holders	-	-	-

Total	-		1,996,000

(1)  On July 19, 2006, we granted 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

Some of our executive officers and our non-independent directors are also executive officers and/or holders of direct or indirect interests in our Advisor, NNN Realty Advisors, or other affiliated entities.

Triple Net Properties owns a 50.0% managing member interest in our Advisor. NNN Apartment Management, LLC owns a 25.0% non-managing member interest in our Advisor. The members of NNN Apartment Management, LLC include Louis J. Rogers, our director; Scott D. Peters, our Executive Vice President and our Advisor’s Executive Vice President and Chief Financial Officer; Andrea R. Biller, our Secretary and our Advisor’s General Counsel; and Triple Net Properties for the benefit of other employees who perform services for us. Each of Mr. Peters, Mr. Rogers and Ms. Biller own 18.0% membership interests in NNN Apartment Management, LLC. However, NNN Apartment Management, LLC intends to redeem Mr. Rogers’ membership interests in connection with his termination as our President, President of our Advisor and President of Triple Net Properties, LLC. Triple Net Properties owns a 46.0% membership interest in NNN Apartment Management, LLC. Anthony W. Thompson, the Chairman of the board of directors of our Sponsor, is a special member of NNN Apartment Management, LLC and may receive compensation of up to $175,000 annually.

ROC REIT Advisors, LLC owns a 25.0% non-managing member interest in our Advisor. The members of ROC REIT Advisors, LLC are Stanley J. Olander, Jr., our Chief Executive Officer, President and Chairman of our board of directors and our Advisor’s Chief Executive Officer; Gus G. Remppies, our Executive Vice President and Chief Investment Officer and our Advisor’s Executive Vice President and Chief Investment Officer; and David L. Carneal, our Executive Vice President and Chief Operating Officer and our Advisor’s Executive Vice President and Chief Operating Officer. Each of Mr. Olander, Mr. Remppies and Mr. Carneal own 33.3% membership interests in ROC REIT Advisors, LLC. Additionally, each of Mr. Olander, Mr. Remppies and Mr. Carneal own 33.3% membership interests in ROC Realty Advisors, LLC, an entity that owns 50.0% of the membership interests in NNN/ROC Apartment Holdings, LLC. NNN/ROC Apartment Holdings, LLC owns several entities that master lease properties sponsored by Triple Net Properties and earns fees as a result of property acquisitions by programs sponsored Triple Net Properties, other than us.

Fees and Expenses Paid to Affiliates

Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees up to 7.0% to participating broker-dealers. We incurred $1,141,000 to our Dealer Manager for selling commissions for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow up to 1.5% of these fees to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds from the sale of shares of our common stock in our Offering, reimbursements for bona fide due diligence expenses. Our Dealer Manager or its affiliates may re-allow up to 0.5% of these fees to participating broker-dealers. We incurred $494,000 to our Dealer Manager or its affiliates for marketing support fees and due diligence expense reimbursements for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. We incurred $249,000 to our Advisor or Triple Net Properties for the period from January 10, 2006 (Date of Inception) through December 31, 2006 for other organizational and offering expenses. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,884,000 in acquisition fees to our Advisor or its affiliates.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such a fee as we had no assets until October 31, 2006.

Property Management Fees

Our Advisor or its affiliates will be paid a property management fee equal to 4.0% of the monthly gross income from any properties either manages. This fee will be paid monthly. Our Advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due such third party contractors. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $24,000 to our Advisor or its affiliates, of which $21,000 was incurred to third parties.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $325,000 payable to our Advisor and Triple Net Properties for such expenses. As of December 31, 2006, we had not reimbursed our Advisor or Triple Net Properties for such expenses.

Compensation for Additional Services

Our Advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our Advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale and will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation our Advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of property after subtracting (a) the amount of capital we invested in our Operating Partnership; (b) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (c) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our Operating Partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor will be paid a fee determined by negotiation between our Advisor and our independent directors. Upon our Advisor’s receipt of such compensation, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Accounts Payable Due to Affiliates

As of December 31, 2006, $325,000, $53,000 and $18,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively.

As of December 31, 2006, $94,000 was payable to NNN Capital Corp. for the reimbursement of selling commissions.

As of December 31, 2006, $961,000 was payable to Realty and our Advisor for acquisition fees.

Unsecured Note Payable to Affiliate

On December 28, 2006, we issued an unsecured note to NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $10,000,000. The unsecured note matures on June 28, 2007. The unsecured note bears interest at a fixed rate of 6.86% per annum and requires monthly interest only payments beginning on February 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. Because this loan is a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including the majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented NNN Apartment REIT, Inc. in certain legal matters during 2006. For the year ended December 31, 2006, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $312,000. Louis J. Rogers, one of our directors, our President and the Chairman of our Advisor from inception through April 6, 2007, the President of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues. On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004.

The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our Advisor, and its affiliated companies, including us (collectively, the “Triple Net Group”), remain a client of Hirschler Fleischer and that collections by that firm from the Triple Net Group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from the Triple Net Group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Triple Net Group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the year ended December 31, 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $3,696,000, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $312,000. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers will receive from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

Process for Resolution of Conflicting Opportunities

The Advisory Agreement gives us the first opportunity to buy Class A income-producing apartment properties placed under contract by our Advisor or its affiliates that satisfy our investment objectives, so long as our board of directors or appropriate acquisition committee votes to make the purchase within seven days of being offered such property by our Advisor. If our board of directors or appropriate acquisition committee does not vote to make such purchase within seven days of being offered such property, our Advisor is free to offer such opportunity to any other affiliates or non-affiliates, as it so chooses.

The independent directors must, by majority vote, approve all actions by our Advisor or its affiliates that present potential conflicts with our company.

We believe that the above factors, including the obligations of our Advisor and its affiliates to present to us any Class A income-producing apartment property opportunities that satisfy our investment objectives, will help to lessen the competition or conflicts with respect to the acquisition of properties and other transactions which affect our interests.

Acquisitions and Leases of Property from Our Advisor, Directors, Officers and Affiliates

Although we do not currently intend to do so, we may acquire and lease properties from our Advisor, our directors or officers or their affiliates. The prices or rent we pay for such properties will not be the subject of arm’s-length negotiations. However, we will not acquire a property from our Advisor or any affiliate, including our officers and directors, unless a competent independent appraiser confirms that our purchase price is equal to or less than the property’s fair market value. Additionally, for any acquisition or lease of a property from one of those parties, our charter provides that a majority of our board of directors not otherwise interested in the transaction, including a majority of our independent directors, must determine that the transaction and the purchase price or rent are fair, reasonable and in our best interests and at a price to us no greater than the cost of the property to that party. If the price to us is in excess of that party’s cost, then a majority of the disinterested directors must determine that substantial justification for the excess exists and the excess is reasonable. We cannot absolutely assure that the price we pay for any such property will not, in fact, exceed that which would be paid by an unaffiliated purchaser. In no event, however, will the cost of a property to our company exceed such property’s current appraised value.

Sales and Leases of Property to Our Advisor, Directors, Officers and Affiliates

We may sell our properties to our Advisor, our directors or officers or their affiliates. The sales price we receive for such properties will not be the subject of arm’s-length negotiations. However, we will not sell a property to our Advisor or any affiliate, including our officers and directors, unless, as our charter provides, a majority of our board of directors not otherwise interested in the transaction, including a majority of our independent directors, determines that the transaction is fair, reasonable and in our best interests. Such a sale must also be supported by an independent appraisal prepared by an appraiser who is a member in good standing with the American Institute of Real Estate Appraisers or similar national organization selected by the independent directors. We do not intend to lease our properties to any of these parties.

Our Advisor May Have Conflicting Fiduciary Obligations in the Event Our Company Acquires Properties with Our Advisor’s Affiliates

Our Advisor may advise us to acquire an interest in a property through a joint venture arrangement with our Advisor’s affiliates. In such instance, our Advisor will have a fiduciary duty to our company, our stockholders and the affiliate participating in the joint venture arrangement. In addition, our charter provides that a majority of the independent directors not otherwise interested in the transaction must determine that the transaction is on terms and conditions no less favorable than from unaffiliated third parties and is fair and reasonable to our company.

Non-Arm’s-Length Agreements; Conflicts; Competition

The agreements and arrangements, including those relating to compensation, between our company, our Advisor and its affiliates are not the result of arm’s-length negotiations, but are expected to approximate the terms of arm’s-length transactions.

While our charter provides that we will not make loans to our Advisor or its affiliates, it provides we may borrow money from our Advisor or its affiliates for various business purposes, including working capital requirements, but only if a majority of our board of directors, including a majority of the independent directors, approve the transaction as being fair, competitive, commercially reasonable and no less favorable to our company than loans between unaffiliated parties under the same circumstances.

Our Advisor and its affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with us, although there are no present arrangements with respect to any such services. However, no rebates or give-ups may be received by our Advisor or its affiliates, nor may our Advisor or any such affiliates participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Advisory Agreement.

Director Independence

We have a five-member board of directors. Two of our directors, Stanley J. Olander, Jr. and Louis J. Rogers, are affiliated with us and we do not consider them to be an independent director. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the Sponsor or the Advisor by virtue of (i) ownership of an interest in our Sponsor, our Advisor or any of their affiliates, other than the Corporation; (ii) employment by our Sponsor, our Advisor or any of their affiliates; (iii) service as an officer or director of our Sponsor, our Advisor or any of their affiliates; (iv) performance of services, other than as a director for us; (v) service as a director or trustee of more than three REITs organized by our Sponsor or advised by our Advisor; or (vi) maintenance of a material business or professional relationship with our Sponsor, our Advisor or any of their affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Deloitte has served as our independent auditors since January 6, 2006 and audited our consolidated financial statements for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

The following table lists the fees for services rendered by our independent auditors for 2006:

Services	2006

Audit Fees(1)	$99,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees	—

Total	$99,000

(1)	Audit fees billed in 2006 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2006 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	97
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	98

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	97
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	98

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. We will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NNN Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of NNN Apartment REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 10, 2006 (Date of Inception) and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Our audits also include the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and January 10, 2006 (Date of Inception), and the results of their operations and their cash flows for the period from January 10, 2006 (Date of Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
April 9, 2007

NNN Apartment REIT, Inc.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and January 10, 2006 (Date of Inception)

		January 10, 2006
	December 31, 2006	(Date of Inception)

ASSETS
Real estate investments:
Operating properties, net	$63,685,029	$-
Cash and cash equivalents	1,454,324	201,007
Accounts and other receivable, net	169,697	-
Restricted cash	192,603	-
Identified intangible assets, net	903,893	-
Other assets, net	808,790	-

Total assets	$67,214,336	$201,007

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payable	$19,218,000	$-
Unsecured note payable to affiliate	10,000,000	-
Line of credit	21,585,000	-
Accounts payable and accrued liabilities	530,125	-
Accounts payable due to affiliates	1,449,837	-
Security deposits and prepaid rent	183,906	-

Total liabilities	52,966,868	-

Commitments and contingencies (Note 8)

Minority interest of limited partner in Operating Partnership	979	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized; 1,686,068 and 22,223 shares issued and outstanding as of December 31, 2006 and January 10, 2006, respectively	16,861	222
Additional paid-in capital	14,898,126	199,785
Accumulated deficit	(668,498)

Total stockholders’ equity	14,246,489	200,007

Total liabilities, minority interest and stockholders’ equity	$67,214,336	$201,007

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from January 10, 2006 (Date of Inception) through December 31, 2006

Revenues:
Rental income	$614,995
Other property revenue	44,447

Total revenues	659,442

Expenses:
Rental expenses	266,331
General and administrative	293,968
Depreciation and amortization	288,898

Total expenses	849,197

Loss before other income (expense)	(189,755)
Other income (expense):
Interest expense (including amortization of deferred financing costs):
Mezzanine and note payable to affiliate interest expense	(24,669)
Mortgage loan payable and line of credit interest expense	(313,790)
Interest and dividend income	5,287
Minority interest	21

Net loss	$(522,906)

Net loss per share — basic and diluted	$(1.99)

Weighted-average number of shares outstanding — basic and diluted	262,609

Distributions declared per common share	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from January 10, 2006 (Date of Inception) through December 31, 2006

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE - January 10, 2006	-	$-	$-	$-	$-	$-
Issuance of common stock	1,680,776	16,808	16,751,476	-	-	16,768,284
Issuance of vested and nonvested common stock	4,000	40	7,960	-	-	8,000
Offering Costs	-	-	(1,883,839)	-	-	(1,883,839)
Forfeture of nonvested shares of common stock	(800)	(8)	(722)	-	-	(730)
Amortization of nonvested common stock compensation	-	-	3,400	-	-	3,400
Issurance of common stock under the DRIP	2,092	21	19,851	-	-	19,872
Distributions	-	-	-	-	(145,592)	(145,592)
Net loss	-	-	-	-	(522,906)	(522,906)

BALANCE - December 31, 2006	1,686,068	$16,861	$14,898,126	$-	$(668,498)	$14,246,489

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period from January 10, 2006 (Date of Inception) through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(522,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciaton and amortization (including deferred financing costs)	318,557
Stock based compensation, net of forfeitures	10,670
Minority interest	(21)
Changes in operating assets and liabilities:
Accounts and other receivable, net	(43,158)
Other assets	(96,693)
Accounts payable and accrued liabilities	345,144
Accounts payable due to affiliates	324,877
Prepaid rent	(35,430)

Net cash provided by operating activities	301,040

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(63,794,054)
Capital expenditures	(3,649)
Restricted cash	(192,603)

Net cash used in investing activities	(63,990,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on motgage loan payable	19,218,000
Borrowings on unsecured note payable to affiliate	10,000,000
Borrowings under line of credit, net	21,585,000
Payment of deferred financing costs	(543,141)
Proceeds from issuance of common stock	16,650,562
Minority interest contribution to Operating Partnership	1,000
Payment of offering costs	(1,719,779)
Distributions	(48,052)

Net cash provided by financing activities	65,143,590

NET CHANGE IN CASH	1,454,324
CASH AND CASH EQUIVALENTS - Beginning of period	-

CASH AND CASH EQUIVALENTS - End of period	$1,454,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$127,558
Income taxes	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivable	$11,267
Other assets	$185,373
Security deposits and prepaid rent	$221,786
Accrued expenses	$94,069
Accounts payable due to affiliate	$960,900
Financing Activities:
Issuance of common stock under the DRIP	$19,872
Distributions declared but not paid	$77,668
Accrued offering costs	$164,060
Accrued deferred financing costs	$13,243
Receivable from transfer agent for issuance of common stock	$117,722

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from January 10, 2006 (Date of Inception) through December 31, 2006

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries, including NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005 and intends to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of March 30, 2007, we received and accepted subscriptions in our Offering for 3,043,722 shares of our common stock, or $30,398,000, excluding shares issued under the DRIP.

We will conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties, LLC, or Triple Net Properties, is the managing member of our Advisor. The Advisory Agreement has a one-year term that expires in July 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight and approval by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor.

As of December 31, 2006, we had purchased two properties in Texas consisting of 705 apartment units.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

Basis of Presentation

Our consolidated financial statements include our accounts and those of our Operating Partnership. We intend to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

behalf. We are the sole general partner of our Operating Partnership and as of December 31, 2006, we owned a 99.99% general partnership interest therein. Our Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our Operating Partnership. As of December 31, 2006, our Advisor owned a 0.01% limited partnership interest therein, and is a special limited partner in our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes and debt service.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

Receivables are carried net of the allowances for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain residents to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual residents’ receivables considering the tenant’s financial condition and security deposits and current economic conditions. No allowance for uncollectible accounts as of December 31, 2006 was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Properties Held for Sale

We account for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Price Allocation

In accordance with SFAS, No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on premises. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in the intangible assets and below market lease values, if any, would be included in intangible liabilities in our consolidated financial statements and would be amortized to rental income over the weighted average remaining term of the acquired leases with each property. As of December 31, 2006, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

These allocations are subject to change based on continuing valuation analysis, or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Properties

Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs are charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from 10 to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property will be retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses during the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Other Assets

Other assets consist primarily of deferred financing costs, prepaid expenses and deposits. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the consolidated statement of operations.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payable, unsecured note to affiliate and borrowings under the line of credit. We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to and unsecured note payable to affiliates is not determinable due to the related party nature.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the mortgage loan payable is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of December 31, 2006, the fair value of the mortgage loan payable was $19,218,000, compared to the carrying value of $19,218,000.

The fair value of the secured line of credit with Wachovia Bank, National Association, or Wachovia, and LaSalle Bank National Association, or LaSalle, or the line of credit, as of December 31, 2006 was $21,585,000, compared to a carrying value of $21,585,000.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

As of December 31, 2006, we had interests in two properties located in Texas, which accounted for 100% of our total revenue.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2006, our Advisor or Triple Net Properties have incurred $1,679,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2006.

Stock Compensation

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Award Plan. See Note 11, Stockholders’ Equity — 2006 Incentive Award Plan for a further discussion of grants under our 2006 Incentive Award Plan.

Income Taxes

We intend to make an election to be taxed as a REIT when we file our 2006 tax return, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2006. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Restricted shares of our common stock give rise to potentially dilutive shares of our common stock.

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recorded a net loss of $523,000. As of December 31, 2006, 2,400 nonvested restricted shares of common stock were outstanding, but were excluded from the computation of diluted earnings per share because such nonvested restricted shares of common stock were anti-dilutive during this period.

Segment Disclosure

We internally evaluate operations as one segment and therefore do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

3.	Real Estate Investments

Our investment in our consolidated properties consisted of the following as of December 31, 2006 and January 10, 2006 (Date of Inception):

		January 10, 2006
	December 31, 2006	(Date of Inception)

Land	$6,056,000	$-
Land improvements	4,301,000	-
Building and improvements	50,722,000	-
Furniture, fixtures and equipment	2,794,000	-

	63,873,000	-

Less: accumulated depreciation	(188,000)	-

	$63,685,000	$-

Depreciation expense was $188,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Acquisitions in 2006

Walker Ranch — San Antonio, Texas

On October 31, 2006, through our wholly-owned subsidiary, Apartment REIT Walker Ranch, L.P., we purchased the Walker Ranch property in San Antonio, Texas, from an unaffiliated third party for a purchase price of $30,750,000. The Walker Ranch property is a 325-unit class A apartment property which consists of 17 buildings. We financed the purchase price with $22,120,000 in borrowings under the line of credit with Wachovia and $4,740,000 in borrowings under the mezzanine line of credit with Wachovia. The balance of the purchase price was provided for with funds raised through our Offering. In connection with the acquisition, we incurred an acquisition fee to our Advisor and its affiliates of $923,000, or 3.0% of the purchase price.

Hidden Lake — San Antonio, Texas

On December 28, 2006, through our wholly-owned subsidiary, Apartment REIT Hidden Lakes, L.P., we purchased the Hidden Lake property in San Antonio, Texas, from an unaffiliated third party for a purchase price of $32,030,000. The Hidden Lake property is a 380-unit class A apartment property which consists of 19 buildings. We financed the purchase price with $19,218,000 in borrowings under a secured mortgage loan with Wachovia, a $10,000,000 unsecured note from NNN Realty Advisors, and $2,500,000 in borrowings under the line of credit with Wachovia and LaSalle. The balance was provided for with funds raised through our

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering. In connection with the acquisition, we incurred an acquisition fee to our Advisor and its affiliates of $961,000, or 3.0% of the purchase price.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of December 31, 2006 and January 10, 2006 (Date of Inception):

		January 10, 2006
	December 31, 2006	(Date of Inception)

In place leases, net of accumulated amortization of $85,000 and $0 at December 31, 2006 and January 10, 2006 (Date of Inception), respectively, (with a weighted-average life of 8 months as of December 31, 2006.)	$649,000	$-
Tenant relationships, net of accumulated amortization of $16,000 and $0 at December 31, 2006 and January 10, 2006 (Date of Inception), respectively, (with a weighted-average life of 15 months as of December 31, 2006.)	255,000	-

	$904,000	$-

Amortization expense recorded on the identified intangible assets for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $101,000.

Estimated amortization expense on the identified intangible assets as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

Year	Amount

2007	$872,000
2008	$32,000
2009	$-
2010	$-
2011	$-

5.	Other Assets

Other assets consisted of the following as of December 31, 2006 and January 10, 2006 (Date of Inception):

		January 10, 2006
	December 31, 2006	(Date of Inception)

Deferred financing costs, net of accumulated amortization of $30,000 and $0 as of December 31, 2006 and January 10, 2006 (Date of Inception), respectively	$526,000	$-
Prepaid expenses and deposits	283,000	-

Total other assets	$809,000	$-

6.	Mortgage Loan Payable and Unsecured Note Payable to Affiliate

Mortgage Loan Payable

We have a 5.34% per annum fixed rate mortgage loan secured by the Hidden Lake property in the principal amount of $19,218,000 as of December 31, 2006. The loan matures January 11, 2017. We are

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by the terms of the applicable loan documents to meet certain reporting requirements. As of December 31, 2006, we were in compliance with all such requirements.

The principal payments due on the mortgage loan payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount
2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	19,218,000

$19,218,000

Unsecured Note Payable to Affiliate

On December 28, 2006, we issued an unsecured note to NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $10,000,000. The unsecured note matures on June 28, 2007. The unsecured note bears interest at a fixed rate of 6.86% per annum and requires monthly interest only payments beginning on February 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. Because this loan is a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including the majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. On April 6, 2007, we repaid all outstanding principal and accrued interest.

7.	Line of Credit

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

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 22, 2006, Wachovia assigned $37,500,000, or 50.0% of its interest, rights and obligations under the Credit Agreement to LaSalle pursuant to an assignment and acceptance agreement.

On October 31, 2006, December 29, 2006, January 16, 2007 and March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we come into compliance with the financial covenants, although they may do so in their sole discretion.

As of December 31, 2006, borrowings under the line of credit totaled $21,585,000 and bore interest at a weighted average interest rate of 6.88% per annum.

8.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Organizational, Offering and Related Expenses

As of December 31, 2006, our Advisor or Triple Net Properties have incurred $1,679,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated financial statements as of December 31, 2006. See Note 2, Summary of Significant Accounting Policies — Organizational, Offering and Related Expenses for a further discussion.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position, results of operations and cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and non-independent directors are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, Realty, our Dealer Manager, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees up to 7.0% to participating broker-dealers. We incurred $1,141,000 to our Dealer Manager for selling commissions for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow up to 1.5% of these fees to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds from the sale of shares of our common stock in our Offering, reimbursements for bona fide due diligence expenses. Our Dealer Manager or its affiliates may re-allow up to 0.5% of these fees to participating broker-dealers. We incurred $494,000 to our Dealer Manager or its affiliates for marketing support fees and due diligence expense reimbursements for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. We incurred $249,000 to our Advisor or Triple Net Properties for the period from January 10, 2006 (Date of Inception) through December 31, 2006 for other organizational and offering expenses. Other organizational expenses are expensed as incurred, and offering

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses are charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,884,000 in acquisition fees to our Advisor or its affiliates.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such a fee as we had no assets until October 31, 2006.

Property Management Fees

Our Advisor or its affiliates will be paid a property management fee equal to 4.0% of the monthly gross income from any properties either manages. This fee will be paid monthly. Our Advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due such third party contractors. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $24,000 to our Advisor or its affiliates, of which $21,000 was incurred to third parties.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $325,000 payable to our Advisor and Triple Net Properties for such

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses. As of December 31, 2006, we had not reimbursed our Advisor or Triple Net Properties for such expenses.

Compensation for Additional Services

Our Advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our Advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale and will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation our Advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of property after subtracting (a) the amount of capital we invested in our Operating Partnership; (b) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (c) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our Operating Partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor will be paid a fee determined by negotiation between our Advisor and our independent directors. Upon our Advisor’s receipt of such compensation, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates

As of December 31, 2006, $325,000, $53,000 and $18,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively.

As of December 31, 2006, $94,000 was payable to NNN Capital Corp. for the reimbursement of selling commissions.

As of December 31, 2006, $961,000 was payable to Realty and our Advisor for acquisition fees.

Unsecured Note Payable to Affiliate

See Note 6, Mortgage Loan Payable and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented NNN Apartment REIT, Inc. in certain legal matters during 2006. For the year ended December 31, 2006, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $312,000. Louis J. Rogers, one of our directors, our President and the Chairman of our Advisor from inception through April 6, 2007, the President of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues. On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004.

The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our Advisor, and its affiliated companies, including us (collectively, the “Triple Net Group”), remain a client of Hirschler Fleischer and that collections by that firm from the Triple Net Group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from the Triple Net Group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Triple Net Group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the year ended December 31, 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $3,696,000, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $312,000. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers will receive from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Minority Interest

On January 10, 2006, our Advisor contributed $1,000 to our Operating Partnership for a 0.01% limited partnership interest. As of December 31, 2006, we owned a 99.99% general partnership interest in our Operating Partnership and our Advisor owned a 0.01% limited partnership interest. As such, 0.01% of the earnings at our Operating Partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,007 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock to our independent directors, of which 800 were forfeited in November 2006. We issued 1,658,553 shares in connection with our Offering and 2,092 shares under the DRIP. As such, as of December 31, 2006 and January 10, 2006, we had 1,686,068 and 22,223 shares, respectively, of common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our Offering. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, $20,000 in distributions were reinvested and 2,092 shares were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases were made for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006, we granted 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of $11,000 related to the shares of restricted common stock grants for the period from January 10, 2006 (Date of Inception) through December 31, 2006, which is included in general and administrative on our accompanying consolidated statement of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2006, there was $21,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted shares of common stock. The expense is expected to be realized over a remaining weighted average period of 3 1/2 years.

As of December 31, 2006, the fair value of the nonvested restricted shares of common stock was $24,000. A summary of the status of our restricted shares of common stock as of December 31, 2006, and changes for the period from January 10, 2006 (Date of Inception) through December 31, 2006, is presented below:

		Weighted
	Restricted	Average
	Common	GrantDate
	Stock	Fair Value

Balance — January 10, 2006	—
Granted	4,000	$10.00
Vested	(800)	$10.00
Forfeited	(800)	$10.00

Balance — December 31, 2006	2,400	$10.00

Vested or expected to vest — December 31, 2006	2,400	$10.00

12.	Special Limited Partner Interest

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

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the year ended December 31, 2006 was as follows:

	Year Ended
	December 31,
	2006

Ordinary income	$—	—
Capital gain	—	—
Return of capital	68,000	100.0%

	$68,000	100.0%

14.	Business Combinations

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we completed the acquisition of two wholly-owned properties, adding a total of 705 apartment units to our property portfolio. We purchased the Walker Ranch property on October 31, 2006 and the Hidden Lake property on December 28, 2006. Results of operations for the properties is reflected in our consolidated statement of operations for the periods subsequent to the acquisition dates. The aggregate purchase price of the two consolidated properties was $62,780,000, plus closing costs of $2,094,000, of which $58,578,000 was initially financed with mortgage debt, an unsecured note payable to affiliate and borrowings under the line of credit.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of December 31, 2006 are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Walker Ranch	Hidden Lake	Total

Land	$3,025,000	$3,031,000	$6,056,000
Land improvements	3,513,000	788,000	4,301,000
Building and improvements	23,864,000	26,858,000	50,722,000
Furniture, fixtures and equipment	896,000	1,894,000	2,790,000

In place leases	349,000	385,000	734,000
Tenant relationships	124,000	147,000	271,000

Net assets acquired	$31,771,000	$33,103,000	$64,874,000

Assuming all of the 2006 acquisitions had occurred January 10, 2006 (Date of Inception), pro forma revenues, net loss and net loss per diluted share would have been $6,747,000, $(2,810,000) and $(10.92), respectively, for the period from January 10, 2006 (Date of Inception) through December 31, 2006. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

				Period from
				January 10, 2006
	Quarters Ended			(Date of Inception)
	December 31,	September 30,	June 30,	through
	2006	2006	2006	March 31, 2006

Revenues	$659,442	$—	$—	$—
Expenses	(778,383)	(70,814)	—	—

Loss before other expense	(118,941)	(70,814)	—	—
Other expense	(333,172)	—	—	—
Minority interests	21	—	—	—

Net loss	$(452,092)	$(70,814)	$—	$—

Loss per share — basic and diluted	$(0.47)	(3.10)	$—	$—

Weighted average number of shares outstanding — basic and diluted	958,883	22,866	22,223	22,223

16.	Subsequent Events

Line of Credit

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we come into compliance with the financial covenants, although they may do so in their sole discretion.

Unsecured Note Payable to Affiliate

On April 6, 2007, we repaid all outstanding principal and accrued interest on our $10,000,000 unsecured note with NNN Realty Advisors using proceeds from our Offering.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders beginning with our March 2007 monthly distribution which will be paid in April 2007. Distributions are paid monthly.

Status of Offering

As of March 30, 2007, we received and accepted subscriptions in our Offering for 3,043,722 shares of our common stock, or $30,980,000, excluding shares issued under the DRIP.

Termination of our President and Chairman of our Advisor

On April 6, 2007, Louis J. Rogers’ position as our President and the Chairman of our Advisor was terminated and Stanley J. Olander, Jr. was appointed to serve as our President.

NNN Apartment REIT, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Period from January 10, 2006 (Date of Inception) through December 31, 2006 — Reserve deducted from accounts receivable	$—	$—	$—	$—	$—

NNN Apartment REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION

										Maximum Life
										on Which
		Initial Cost to Company		Gross Amounts at Which Carried at Close of Period						Depreciation in
			Buildings,				Accumulated			Latest Income
			Improvements		Buildings and	Total	Depreciation	Date	Date	Statement is
	Encumbrance	Land	and Fixtures	Land	Improvements	(a)	(b)	Constructed	Acquired	Computed

Walker Ranch (Residential), San Antonio, TX	$21,585,000	$3,025,000	$28,273,000	$3,025,000	$28,273,000	$31,298,000	$(178,000)	2004	31-Oct-06	40 years

Hidden Lake (Residential), San Antonio, TX	19,218,000	3,031,000	29,540,000	3,031,000	29,540,000	32,571,000	(10,000)	2004	28-Dec-06	40 years

Total	$40,803,000	$6,056,000	$57,813,000	$6,056,000	$57,813,000	$63,869,000	$(188,000)

(a) The changes in total real estate for the period from January 10, 2006 (Date of Inception) through December 31, 2006 are as follows:

2006

Balance as of January 10, 2006 (Date of Inception)	$—
Acquisitions	63,869,000
Additions	—
Dispositions	—

Balance as of December 31, 2006	$63,869,000

For federal income tax purposes, the aggregate cost of the Walker Ranch property is approximately $31,772,000. For federal income tax purposes, the aggregate cost of the Hidden Lake property is approximately $33,126,000.

(b) The changes in accumulated depreciation for the period from January 10, 2006 (Date of Inception) through December 31, 2006 are as follows:

2006

Balance as of January 10, 2006 (Date of Inception)	$—
Additions	188,000
Disposals

Balance as of December 31, 2006	$188,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN Apartment REIT, Inc.
(Registrant)

By:
/s/  Stanley J. Olander, Jr.
Stanley J. Olander, Jr.
Chief Executive Officer and President
(principal executive officer)

Date: April 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)	April 9, 2007

/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer)	April 9, 2007

/s/ Glenn W. Bunting, Jr. Glenn W. Bunting, Jr.	Director	April 9, 2007

/s/ Robert A. Gary, IV Robert A. Gary, IV	Director	April 9, 2007

/s/ W. Brand Inlow W. Brand Inlow	Director	April 9, 2007

Louis J. Rogers	Director

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1		Dealer Manager Agreement dated July 19, 2006 between NNN Apartment REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
1.2		Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to our Registration Statement on Form S-11, Amendment No. 6, filed on July 3, 2006 (File No. 333-130945) and incorporated herein by reference)
3.1		Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3		Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.2 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
3.4		Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006(included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
4.1		Form of Subscription Agreement (included as Exhibit to Supplement No. 1 to our Prospectus filed on September 19, 2006 (File No. 333-130945) and incorporated herein by reference)
10.1		Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed on July 19, 2006 (File No. 333-130945) and incorporated herein by reference)
10.2		Share Repurchase Plan (included as Exhibit D to our Prospectus filed on July 19, 2006 (File No. 333-130945) and incorporated herein by reference)
10	.3+	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to our Registration Statement on Form S-11, Amendment No. 3, filed on April 21, 2006 (File No. 333-130945) and incorporated herein by reference)
10	.4+	Amendment to 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
10.5		Advisory Agreement dated July 19, 2006 among NNN Apartment REIT, Inc. and NNN Apartment Advisor, LLC (included as Exhibit 10.4 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
10.6		Amendment to Advisory Agreement dated November 16, 2006 among NNN Apartment REIT, Inc. and NNN Apartment Advisor, LLC (included as Exhibit 10.7 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
10.7		Escrow Agreement dated June 22, 2006 (included as Exhibit 10.5 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
10.8		Contract of Sale dated May 4, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.9		Contract of Sale dated May 4, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)

10.10	Agreement pursuant to the Contract of Sale dated May 5, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.11	Letter Agreement pursuant to the Contract of Sale dated May 5, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.12	Agreement pursuant to the Contract of Sale dated May 12, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.3 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.13	Agreement pursuant to the Contract of Sale dated May 25, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.4 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.14	Letter Agreement pursuant to the Contract of Sale dated May 25, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.3 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.15	Amendment to the Contract of Sale dated June 2, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.5 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.16	Amendment to the Contract of Sale dated June 2, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.4 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.17	Amendment to the Contract of Sale dated July 31, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.18	Amendment to the Contract of Sale dated September 6, 2006 by and between TR Walker Ranch Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.7 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.19	Letter Agreement pursuant to the Contract of Sale dated September 11, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.5 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.20	Amendment to the Contract of Sale dated September 25, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.21	Assignment of Contract dated October 30, 2006 by Triple Net Properties, LLC to Apartment REIT Walker Ranch, L.P. (included as Exhibit 10.8 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.22	Credit Agreement dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.9 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.23	Deed of Trust, Security Agreement and Fixture Filing dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.10 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.24	Revolving Note dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.11 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.25	Swingline Note dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.12 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)

10.26	Guaranty dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.13 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.27	Assignment of Leases and Rents dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.14 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.28	Mezzanine Credit Agreement dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.15 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.29	Second Deed of Trust, Security Agreement and Fixture Filing dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.16 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.30	Note (Mezzanine Loan) for the Walker Ranch Property dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.17 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.31	Guaranty (Mezzanine Loan) dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.18 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.32	Second Assignment of Leases and Rents dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.19 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.33	Senior Credit Agreement Waiver dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.20 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.34	Mezzanine Credit Agreement Waiver dated October 31, 2006 by and among NNN Apartment REIT Holdings, L.P. and Wachovia Bank, National Association (included as Exhibit 10.21 to our Form 8-K filed November 3, 2006 and incorporated herein by reference)
10.35	Amendment to the Contract of Sale dated November 27, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.7 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.36	Assignment of Contract dated December 28, 2006 by Triple Net Properties, LLC to Apartment REIT Hidden Lakes, L.P. (included as Exhibit 10.8 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.37	Promissory Note dated December 28, 2006 issued by Apartment REIT Hidden Lakes, L.P. to Wachovia Bank, National Association (included as Exhibit 10.9 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.38	Deed of Trust, Security Agreement and Fixture Filing dated December 28, 2006 by and among Apartment REIT Hidden Lakes, L.P. and Wachovia Bank, National Association (included as Exhibit 10.10 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.39	Indemnity and Guaranty Agreement dated December 28, 2006 by and among NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.11 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.40	Assignment of Leases and Rents dated December 28, 2006 by and among Apartment REIT Hidden Lakes, L.P. to Wachovia Bank, National Association (included as Exhibit 10.12 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.41	Assignment of Warranties and Other Contract Rights dated December 28, 2006 by and among Apartment REIT Hidden Lakes, L.P. in favor of Wachovia Bank, National Association (included as Exhibit 10.13 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)

10.42		Environmental Indemnity Agreement dated December 28, 2006, by and among NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.14 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.43		SEC Indemnity and Guaranty Agreement dated December 28, 2006 by and among NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.15 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.44		Unsecured Promissory Note dated December 28, 2006 by and among NNN Apartment REIT Holdings, L.P. in favor of Wachovia Bank, National Association (included as Exhibit 10.16 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
21	.1*	Subsidiaries of NNN Apartment REIT, Inc.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Compensatory plan or arrangement.