Form 10-Q
period 2007-03-31
NNN Apartment REIT, Inc.
filed 2007-05-11
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52612

NNN Apartment REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(714) 667-8252
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐     No ☑

As of April 30, 2007 there were 3,965,369 shares of common stock of NNN Apartment REIT, Inc. outstanding.

NNN Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2007 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through March 31, 2006 (Unaudited)	3
	Consolidated Statement of Stockholders’ Equity for The Three Months Ended March 31, 2007 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through March 31, 2006 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
Item 4T.	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

NNN Apartment REIT, Inc.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$63,189,000	$63,685,000
Cash and cash equivalents	2,844,000	1,454,000
Accounts and other receivable, net	67,000	170,000
Restricted cash	245,000	192,000
Identified intangible assets, net	567,000	904,000
Other assets, net	695,000	809,000

Total assets	$67,607,000	$67,214,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payable	$19,218,000	$19,218,000
Unsecured note payable to affiliate	2,000,000	10,000,000
Line of credit	19,085,000	21,585,000
Accounts payable and accrued liabilities	1,314,000	530,000
Accounts payable due to affiliates	598,000	1,450,000
Security deposits and prepaid rent	203,000	184,000

Total liabilities	42,418,000	52,967,000
Commitments and contingencies (Note 8)
Minority interest of limited partner in Operating Partnership	1,000	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 3,069,940 and 1,686,068 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	31,000	17,000
Additional paid-in capital	27,156,000	14,898,000
Accumulated deficit	(1,999,000)	(669,000)

Total stockholders’ equity	25,188,000	14,246,000

Total liabilities, minority interest and stockholders’ equity	$67,607,000	$67,214,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and for the Period from
January 10, 2006 (Date of Inception) through March 31, 2006
(Unaudited)

		Period from January 10,
	Three Months	2006 (Date of
	Ended March 31,	Inception) through
	2007	March 31, 2006

Revenues:
Rental income	$1,710,000	$—
Other property revenue	126,000	—

Total revenues	1,836,000	—

Expenses:
Rental expenses	813,000	—
General and administrative	398,000	—
Depreciation and amortization	842,000	—

Total expenses	2,053,000	—

Loss before other income (expense)	(217,000)	—
Other income (expense):
Interest expense (including amortization of deferred financing costs)
Interest expense related to note payable to affiliate	(133,000)	—
Interest expense related to mortgage loan payable and line of credit	(623,000)	—
Interest and dividend income	4,000	—

Net loss	$(969,000)	$—

Net loss per share — basic and diluted	$(0.42)	$—

Weighted-average number of shares outstanding — basic and diluted	2,293,301	22,223

Distributions declared per common share	$0.16	$—

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Preferred	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Stock	Deficit	Equity

BALANCE — December 31, 2006	1,686,068	$17,000	$14,898,000	$—	$(669,000)	$14,246,000
Issuance of common stock	1,374,839	14,000	13,716,000	—	—	13,730,000
Offering costs	—	—	(1,546,000)	—	—	(1,546,000)
Amortization of nonvested common stock compensation	—	—	2,000	—	—	2,000
Distributions	—	—	—	—	(361,000)	(361,000)
Issuance of common stock under the DRIP	9,033	—	86,000	—	—	86,000
Net loss	—	—	—	—	(969,000)	(969,000)

BALANCE —
March 31, 2007	3,069,940	$31,000	$27,156,000	$—	$(1,999,000)	$25,188,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and for the Period from
January 10, 2006 (Date of Inception) through March 31, 2006
(Unaudited)

		Period from January 10,
	Three Months	2006 (Date of
	Ended March 31,	Inception) through
	2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(969,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciaton and amortization (including deferred financing costs)	886,000	—
Stock based compensation, net of forfeitures	2,000	—
Changes in operating assets and liabilities:
Accounts and other receivable, net	(15,000)	—
Other assets	69,000	—
Accounts payable and accrued liabilities	573,000	—
Accounts payable due to affiliates	(1,081,000)	—
Prepaid rent	19,000	—

Net cash used in operating activities	(516,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,000)	—
Restricted cash	(53,000)	—

Net cash used in investing activities	(61,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on unsecured note payable to affiliate	(8,000,000)	—
Borrowings (repayments) under line of credit, net	(2,500,000)	—
Payment of deferred financing costs	(13,000)	—
Proceeds from issuance of common stock	13,989,000	200,000
Minority interest contribution to Operating Partnership	—	1,000
Payment of offering costs	(1,317,000)	—
Distributions	(192,000)	—

Net cash provided by financing activities	1,967,000	201,000

NET CHANGE IN CASH	1,390,000	201,000
CASH AND CASH EQUIVALENTS — Beginning of period	1,454,000	—

CASH AND CASH EQUIVALENTS — End of period	$2,844,000	$201,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$587,000	$—
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Financing Activities:
Issuance of common stock under the DRIP	$86,000	$—
Distributions declared but not paid	$161,000	$—
Accrued offering costs	$394,000	$—
Payable to transfer agent for issuance of common stock	$141,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2007 and for the Period from January 10, 2006 (Date of Inception)
through March 31, 2006

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries, including NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore we consider that our date of inception. We intend to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of April 30, 2007, we had received and accepted subscriptions in our Offering for 3,922,811 shares of our common stock, or $39,182,000, excluding shares issued under the DRIP.

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

As of March 31, 2007 and December 31, 2006, we had purchased two properties in Texas consisting of a total of 705 apartment units.

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

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Basis of Presentation

Our unaudited consolidated financial statements include our accounts and those of our Operating Partnership. We intend to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of March 31, 2007 and December 31, 2006, we owned a 99.99% general partnership interest therein. Our Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our Operating Partnership. As of March 31, 2007 and December 31, 2006, our Advisor owned a 0.01% limited partnership interest therein, and is a special limited partner in our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Data

Our accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Segment Disclosure

We internally evaluate operations as one segment and therefore do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP,

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Land	$6,056,000	$6,056,000
Land improvements	4,301,000	4,301,000
Building and improvements	50,727,000	50,722,000
Furniture, fixtures and equipment	2,798,000	2,794,000

	63,882,000	63,873,000

Less: accumulated depreciation	(693,000)	(188,000)

	$63,189,000	$63,685,000

Depreciation expense for the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006 was $505,000 and $0, respectively.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

In place leases, net of accumulated amortization of $367,000 and $85,000 as of March 31, 2007 and December 31, 2006, respectively, (with a weighted-average life of 8 months as of March 31, 2007 and December 31, 2006.)	$367,000	$649,000
Tenant relationships, net of accumulated amortization of $71,000 and $16,000 as of March 31, 2007 and December 31, 2006, respectively, (with a weighted-average life of 15 months as of March 31, 2007 and December 31, 2006.)	200,000	255,000

	$567,000	$904,000

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006 was $336,000 and $0, respectively.

5.	Other Assets

Other assets consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Deferred financing costs, net of accumulated amortization of $74,000 and $30,000 as of March 31, 2007 and December 31, 2006, respectively	$482,000	$526,000
Prepaid expenses and deposits	213,000	283,000

	$695,000	$809,000

6.	Mortgage Loan Payable and Unsecured Note Payable to Affiliate

Mortgage Loan Payable

We have a 5.34% per annum fixed rate mortgage loan secured by the Hidden Lake property in the principal amount of $19,218,000 as of March 31, 2007 and December 31, 2006. The loan matures January 11, 2017 and requires monthly interest-only payments through maturity. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of March 31, 2007, we were in compliance with all such requirements.

Unsecured Note Payable to Affiliate

On December 28, 2006, in connection with the acquisition of the Hidden Lake property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. As of March 31, 2007 and December 31, 2006, $2,000,000 and $10,000,000, respectively, was outstanding under the unsecured note. The unsecured note provides for a maturity date of June 28, 2007. The unsecured note bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. Because this loan is a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note.

7.	Line of Credit and Mezzanine Line of Credit

We have a credit agreement, or the Credit Agreement, with Wachovia Bank, National Association, or Wachovia, and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. The line of credit has an option to extend for one year in exchange for the payment of an extension fee.

As of March 31, 2007 and December 31, 2006, borrowings under the line of credit totaled $19,085,000 and $21,585,000, respectively, and bore interest at a weighted average interest rate of 6.86% and 6.88%, respectively, per annum. On April 12, 2007, we repaid all outstanding borrowings and accrued interest under the line of credit. See Note 15, Subsequent Events — Walker Ranch Permanent Financing for a further discussion.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We have a Mezzanine Credit Agreement with Wachovia and LaSalle for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of March 31, 2007 and December 31, 2006, there were no outstanding borrowings under the mezzanine line of credit.

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we comply with the financial covenants, although they may do so in their sole discretion.

8.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of March 31, 2007 and December 31, 2006, our Advisor or Triple Net Properties have incurred $1,794,000 and $1,679,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of March 31, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and non-independent directors are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, our Dealer Manager, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager will receive selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees up to 7.0% to participating broker-dealers. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we incurred $963,000 and $0, respectively, to our Dealer Manager for selling commissions. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow up to 1.5% of the gross offering proceeds to participating broker- dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds from the sale of shares of our common stock in our Offering as reimbursements for bona fide due diligence expenses. Our Dealer Manager or its affiliates may re-allow up to 0.5% of the gross offering proceeds to participating broker-dealers. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we incurred $377,000 and $0, respectively, to our Dealer Manager or its affiliates for marketing support fees and due diligence expense reimbursements. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we incurred $206,000 and $0, respectively, to our Advisor or Triple Net Properties for other organizational and offering expenses. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates will receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur any acquisition fees to our Advisor or its affiliates.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur such expenses.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we incurred $162,000 and $0, respectively, in asset management fees to our Advisor or its affiliates, which is included in general and administrative in the accompanying consolidated statements of operations.

Property Management Fees

Our Advisor or its affiliates will be paid a property management fee equal to 4.0% of the monthly gross cash receipts from any properties either manages. This fee will be paid monthly. Our Advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due to such third party contractors. For the three months period ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we incurred $70,000 and $0, respectively, to our Advisor or its affiliate, of which $62,000 and $0, respectively, was incurred to third parties, which is included in rental expense in the accompanying consolidated statements of operations.

Operating Expenses

Our Advisor or its affiliates will be reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we incurred $18,000 and $0 payable,

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

respectively, to our Advisor and Triple Net Properties for such expenses, which is included in general and administrative in the accompanying consolidated statements of operations.

Compensation for Additional Services

Our Advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our Advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid, for a substantial amount of services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale and will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation our Advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of property after subtracting (a) the amount of capital we invested in our Operating Partnership; (b) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (c) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our Operating Partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor will be paid a fee determined by negotiation between our Advisor and our independent directors. Upon our Advisor’s receipt of such compensation, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we did not incur such fees.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates

As of March 31, 2007, $18,000, $206,000 and $24,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively. As of December 31, 2006, $325,000, $53,000 and $18,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively.

As of March 31, 2007 and December 31, 2006, $163,000 and $94,000, respectively, was payable to NNN Capital Corp. for the payment of selling commissions.

As of March 31, 2007 and December 31, 2006, $0 and $961,000, respectively, was payable to Realty and our Advisor for acquisition fees.

As of March 31, 2007 and December 31, 2006, $187,000 and $0, respectively, was payable to Realty for property management fees and asset management fees.

Unsecured Note Payable to Affiliate

See Note 6, Mortgage Loan Payable and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented NNN Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $0 and $50,000, respectively. Louis J. Rogers, one of our directors, our President and the Chairman of our Advisor from inception through April 6, 2007, the President of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues. On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004.

The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our Advisor, and its affiliated companies, including us (collectively, the “Triple Net Group”), remain a client of Hirschler Fleischer and that collections by that firm from the Triple Net Group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from the Triple Net Group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Triple Net Group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the three months ended March 31, 2007 and 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $581,000 and $498,000, respectively, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $0 and $50,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers will receive from

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of March 31, 2007 and December 31, 2006, we owned a 99.99% general partnership interest in our Operating Partnership and our Advisor owned a 0.01% limited partnership interest. As such, 0.01% of the earnings at our Operating Partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock to our independent directors, of which 800 were forfeited in November 2006. Through March 31, 2007, we issued 3,033,392 shares in connection with our Offering and 11,125 shares under the DRIP. As of March 31, 2007 and December 31, 2006, we had 3,069,940 and 1,686,068 shares, respectively, of common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of March 31, 2007 and December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our Offering. For the three months ended March 31, 2007, $86,000 in distributions were reinvested and 9,033 shares were issued under the DRIP. As of March 31, 2007 and December 31, 2006, a total of $106,000 and $20,000, respectively, in distributions were reinvested and 11,125 and 2,092 shares, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases have been made through March 31, 2007.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On July 19, 2006, we granted 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. We recognized compensation expense of $2,000 related to the shares of restricted common stock grants for the three months ended March 31, 2007, which is included in general and administrative on our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2007 and December 31, 2006, there was $19,000 and $21,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. The expense is expected to be realized over a remaining weighted average period of 3 1/4 years.

As of March 31, 2007 and December 31, 2006, the fair value of the nonvested shares of restricted common stock was $24,000. A summary of the status of our shares of restricted common stock as of March 31, 2007 and December 31, 2006, and changes for the three months ended March 31, 2007, is presented below:

		Weighted
	Restricted	Average
	Common	Grant Date
	Stock	Fair Value

Balance — December 31, 2006	2,400	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2007	2,400	$10.00

Vested or expected to vest — March 31, 2007	2,400	$10.00

12.	Special Limited Partner Interest

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

13.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We had interests in two properties located in Texas, which accounted for 100% of our total revenue for the three months ended March 31, 2007.

14.	Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of restricted common stock give rise to potentially dilutive shares of our common stock.

For the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006, we recorded a net loss of $969,000 and $0, respectively. As of March 31, 2007, 2,400 shares of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

15.	Subsequent Events

Status of our Offering

As of April 30, 2007, we had received and accepted subscriptions in our Offering for 3,922,811 shares of our common stock, or $39,182,000, excluding shares issued under the DRIP.

Unsecured Note Payable to Affiliate

On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on our $10,000,000 unsecured note with NNN Realty Advisors using proceeds from our Offering.

Termination of our President and Chairman of our Advisor

On April 6, 2007, Louis J. Rogers’ position as our President and the Chairman of our Advisor was terminated and Stanley J. Olander, Jr. was appointed to serve as our President.

Appointment of New Director

On April 12, 2007, our executive committee appointed Scott D. Peters to our board of directors and our executive committee.

Walker Ranch Permanent Financing

On April 12, 2007, we entered into a secured loan, with Wachovia, evidenced by a promissory note in the principal amount of $20,000,000. The loan bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 11, 2007 for the 10-year term of the loan. We used approximately $19,344,000 of the proceeds from the secured loan to payoff the line of credit in full, including all accrued interest, as of April 12, 2007. We primarily used the remaining proceeds to fund lender required reserve accounts and to pay fees in connection with obtaining the secured loan. We anticipate that net cash proceeds from the secured loan of approximately $86,000 will be used to fund our general operations and future acquisitions.

NNN Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Proposed Acquisitions

Northgate Crossing

On April 25, 2007, our executive committee approved the acquisition of The Park at Northgate Crossing, or Northgate Crossing, in Spring, Texas, a suburb of Houston. We anticipate purchasing Northgate Crossing for a purchase price of $15,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $468,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

El Dorado

On April 25, 2007, our executive committee approved the acquisition of Villas of El Dorado, or El Dorado, located in McKinney, Texas in the Dallas-Fort Worth metropolitan area. We anticipate purchasing El Dorado for a purchase price of $19,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $570,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Towne Crossing

On April 25, 2007, our executive committee approved the acquisition of Towne Crossing located in Mansfield, Texas in the Dallas-Fort Worth metropolitan area. We anticipate purchasing Towne Crossing for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $648,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

The Residences at Braemar

On May 10, 2007, our executive committee approved the acquisition of The Residences at Braemar located in Charlotte, North Carolina. We anticipate purchasing The Residences at Braemar for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $450,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries including, NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2007, together with our results of operations and cash flows for the three months ended March 31, 2007.

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

Overview and Background

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore we consider that our date of inception. We intend to purchase and hold a diverse portfolio of apartment communities with strong and stable cash flow and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of April 30, 2007, we had received and accepted subscriptions in our Offering for 3,922,811 shares of our common stock, or $39,182,000, excluding shares issued under the DRIP.

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

As of March 31, 2007 and December 31, 2006, we had purchased two properties in Texas consisting of a total of 705 apartment units.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim unaudited consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have any impact on our consolidated financial statements.

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

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors.

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

We did not have any results from operations for the period from January 10, 2006 (Date of inception) through March 31, 2006.

For the three months ended March 31, 2007, we had a net loss of $969,000, or $0.42 per share, due to revenue of $1,836,000, offset by rental expenses of $813,000, general and administrative expenses of $398,000, depreciation and amortization of $842,000 and interest expense of $756,000. We expect all amounts to increase in the future based on increased activity and as we purchase additional real estate investments. Our results of operations are not indicative of those expected in future periods.

For the three months ended March 31, 2007, revenue was comprised of $1,710,000 in rental income and $126,000 in other property revenue. Revenue relates to rental income at the Walker Ranch property and the Hidden Lake property. Other property revenue is primarily comprised of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

For the three months ended March 31, 2007, general and administrative expense was comprised primarily of asset management fees of $162,000, professional and legal fees of $128,000, directors’ and officers’ insurance premiums of $49,000, and directors’ fees of $28,000.

For the three months ended March 31, 2007, depreciation and amortization expense was comprised primarily of depreciation on the Walker Ranch property and the Hidden Lake property of $505,000 and amortization of identified intangible assets of $337,000. Depreciation and amortization is calculated based on our depreciation and amortization policies as set forth in our 2006 Annual Report on Form 10-K, as filed with the SEC.

For the three months ended March 31, 2007, interest expense was related to interest expense primarily on borrowings under the line of credit and the mortgage note with Wachovia Bank, National Association, or Wachovia, and LaSalle Bank National Association, or LaSalle, and amortization of loan fees associated with acquiring the line of credit and the mezzanine line of credit that are being amortized to interest expense over the three-year term.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowing, and the net proceeds of our Offering. However, there may be a delay between the sale of our shares and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently anticipate that we will not require any significant funds for the next 12 months for capital expenditures, because our two properties were constructed within the past two years. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in our Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Cash Flows

Cash flows used in operating activities for the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006 were $516,000 and $0, respectively. Such cash flow in 2007 was primarily used to repay accrued liabilities. We did not have any operating activities in 2006. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006 were $61,000 and $0, respectively. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006 were $1,967,000 and $201,000, respectively. In 2007, such cash flows related primarily to funds raised from investors in the amount of $13,989,000, partially offset by offering costs of $1,317,000 and principal repayments on borrowings in the amount of $10,500,000. In 2006, such cash flows related to $200,000 from the sale of 22,223 shares of our common stock to our Advisor and $1,000 invested in our Operating Partnership from our Advisor. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code.

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders. The increased distribution began with the March 2007 monthly distribution which was paid on April 15, 2007. Distributions are paid to stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders.

For the three months ended March 31, 2007, we paid distributions of $192,000. As cash flows from operations were negative for the three months ended March 31, 2007, such distributions were paid from offering proceeds.

In the future, if our Advisor or its affiliates do not defer or forgive amounts due to them and if such amounts exceed our cash flow from operations plus the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with offering proceeds or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We have not paid distributions with funds from operations, or FFO. For the three months ended March 31, 2007, our FFO was $(127,000). See our disclosure regarding FFO below.

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

Mortgage Loan Payable

We have a 5.34% per annum fixed rate mortgage loan secured by the Hidden Lake property in the principal amount of $19,218,000 as of March 31, 2007 and December 31, 2006. The loan matures January 11, 2017 and requires monthly interest-only payments through maturity. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of March 31, 2007, we were in compliance with all such requirements.

Unsecured Note Payable to Affiliate

On December 28, 2006, in connection with the acquisition of the Hidden Lake property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. As of March 31, 2007 and December 31, 2006, $2,000,000 and $10,000,000, respectively, was outstanding under the unsecured note. The unsecured note provides for a maturity date of June 28, 2007. The unsecured note bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. Because this loan is a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors. On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note.

Line of Credit

We have a credit agreement, or the Credit Agreement, with Wachovia and LaSalle for a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. The line of credit has an option to extend for one year in exchange for the payment of an extension fee.

As of March 31, 2007 and December 31, 2006, borrowings under the line of credit totaled $19,085,000 and $21,585,000, respectively, and bore interest at a weighted average interest rate of 6.86% and 6.88%, respectively, per annum. On April 12, 2007, we repaid all outstanding borrowings and accrued interest under the line of credit. See Subsequent Events — Walker Ranch Permanent Financing for a further discussion.

We have a Mezzanine Credit Agreement with Wachovia and LaSalle for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of March 31, 2007 and December 31, 2006, there were no outstanding borrowings under the mezzanine line of credit.

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we comply with the financial covenants, although they may do so in their sole discretion.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

Our organizational, offering and related expenses are initially being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of March 31, 2007, our Advisor or Triple Net Properties have incurred $1,794,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of March 31, 2007. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage to our accompanying consolidated financial statements for a further discussion of these amounts during our offering stage.

Debt Service Requirements

One of our principal liquidity needs is payments of interest and principal on outstanding indebtedness. As of March 31, 2007 and December 31, 2006, we had one mortgage loan outstanding secured by the Hidden Lake property, in the principal amount of $19,218,000, at a fixed rate of 5.34% per annum. As of March 31, 2007 and December 31, 2006, we also had $19,085,000 and $21,585,000, respectively, outstanding under the line of credit with Wachovia and LaSalle at a weighted-average interest rate of 6.86% and 6.88%, respectively, per annum, secured by the Walker Ranch property. In addition, as of March 31, 2007 and December 31, 2006, we had $2,000,000 and $10,000,000, respectively, outstanding under an unsecured note payable to NNN Realty Advisors, at a fixed rate of 6.86% per annum. As of March 31, 2007, the weighted-average interest rate on our outstanding debt was 6.14% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loan payable, the line of credit with Wachovia and LaSalle and our unsecured note payable to an affiliate as of March 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$19,085,000	$—	$—	$—	$19,085,000
Principal payments — fixed rate debt	2,000,000	—	—	19,218,000	21,218,000
Interest payments — variable rate debt (based on rate in effect as of March 31, 2007)	120,000	—	—	—	120,000
Interest payments — fixed rate debt	1,059,000	2,052,000	2,052,000	5,162,000	10,325,000

Total	$22,264,000	$2,052,000	$2,052,000	$24,380,000	$50,748,000

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. FFO is not equivalent to our net operating income or loss as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO which it believes more accurately reflects the operating performance of a REIT such as us.

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

The following is the calculation of FFO for the three months ended March 31, 2007 and for the period from January 10, 2006 (Date of Inception) through March 31, 2006.

		Period from January 10,
		2006 (Date of
	Three Months Ended	Inception) through
	March 31, 2007	March 31, 2006

Net loss	$(969,000)	$—
Add:
Depreciation and amortization — consolidated properties	842,000	—

FFO	$(127,000)	$—

Weighted average common shares outstanding — basic and diluted	2,293,301	22,223

Subsequent Events

Status of our Offering

As of April 30, 2007, we had received and accepted subscriptions in our Offering for 3,922,811 shares of our common stock, or $39,182,000, excluding shares issued under the DRIP.

Unsecured Note Payable to Affiliate

On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on our $10,000,000 unsecured note with NNN Realty Advisors using proceeds from our Offering.

Termination of our President and Chairman of our Advisor

On April 6, 2007, Louis J. Rogers’ position as our President and the Chairman of our Advisor was terminated and Stanley J. Olander, Jr. was appointed to serve as our President.

Appointment of New Director

On April 12, 2007, our executive committee appointed Scott D. Peters to our board of directors and our executive committee.

Walker Ranch Permanent Financing

On April 12, 2007, we entered into a secured loan, with Wachovia, evidenced by a promissory note in the principal amount of $20,000,000. The loan bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 11, 2007 for the 10-year term of the loan. We used approximately $19,344,000 of the proceeds from the secured loan to payoff the line of credit in full, including all accrued interest, as of April 12, 2007. We primarily used the remaining proceeds to fund lender required reserve accounts and to pay fees in connection with obtaining the secured loan. We anticipate that net cash proceeds from the secured loan of approximately $86,000 will be used to fund our general operations and future acquisitions.

Proposed Acquisitions

Northgate Crossing

On April 25, 2007, our executive committee approved the acquisition of The Park at Northgate Crossing, or Northgate Crossing, in Spring, Texas, a suburb of Houston. We anticipate purchasing Northgate Crossing for a purchase price of $15,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $468,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

El Dorado

On April 25, 2007, our executive committee approved the acquisition of Villas of El Dorado, or El Dorado, located in McKinney, Texas in the Dallas-Fort Worth metropolitan area. We anticipate purchasing El Dorado for a purchase price of $19,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $570,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Towne Crossing

On April 25, 2007, our executive committee approved the acquisition of Towne Crossing located in Mansfield, Texas in the Dallas-Fort Worth metropolitan area. We anticipate purchasing Towne Crossing for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $648,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

The Residences at Braemar

On May 10, 2007, our executive committee approved the acquisition of The Residences at Braemar located in Charlotte, North Carolina. We anticipate purchasing The Residences at Braemar for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $450,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2006 Annual Report on Form 10-K, as filed with the SEC.

The table below presents, as of March 31, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$2,000,000	$—	$—	$—	$—	$19,218,000	$21,218,000	*
Average interest rate on maturing debt	6.86%	—	—	—	—	5.34%	5.48%	—
Variable rate debt	$19,085,000	$—	$—	$—	$—	$—	$19,085,000	$19,085,000
Average interest rate on maturing debt (based on rates in effect as of March 31, 2007)	6.86%	—	—	—	—	—	6.86%	—

*	The estimated fair value of our mortgage loan payable was $19,218,000 as of March 31, 2007. The estimated fair value of the $2,000,000 unsecured note payable to an affiliate is not determinable due to the related party nature of the note.

The weighted-average interest rate of our mortgage loan payable as of March 31, 2007 was 5.34% per annum. As of March 31, 2007, our mortgage debt consisted of one mortgage loan payable in the principal amount of $19,218,000 at a fixed interest rate of 5.34% per annum.

An increase in the variable interest rate on the line of credit constitutes a market risk. As of March 31, 2007, for example a 0.5% increase in LIBOR would have increased our overall annual interest expense by $20,000, or 2.6%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of March 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of March 31, 2007, we had received and accepted subscriptions for 3,033,392 shares of our common stock, or $30,298,000. We had also received $106,000 in proceeds from the sale of 11,125 shares pursuant to the DRIP.

As of March 31, 2007, we have incurred marketing support fees of $760,000, selling commissions of $2,104,000 and due diligence expense reimbursements of $110,000. We have also incurred organizational and offering expenses of $455,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our Offering.

As of March 31, 2007, we have used $23,491,000 in offering proceeds to purchase our two properties and repay debt incurred in connection with such acquisitions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN Apartment REIT, Inc.
(Registrant)

May 11, 2007	By:	/s/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer
(principal executive officer)

May 11, 2007	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3		Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.2 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
3.4		Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.