Form 10-Q
period 2007-06-30
NNN Apartment REIT, Inc.
filed 2007-08-09
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                         Yes ☐     No ☑

As of July 31, 2007, there were 5,737,810 shares of common stock of NNN Apartment REIT, Inc. outstanding.

NNN Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006 (Unaudited), for the Six Months Ended June 30, 2007 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through June 30, 2006 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through June 30, 2006 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
Item 4T.	Controls and Procedures	33

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Real estate investments:
Operating properties, net	$94,760,000	$63,685,000
Cash and cash equivalents	1,191,000	1,454,000
Accounts and other receivable, net	156,000	170,000
Restricted cash	928,000	192,000
Identified intangible assets, net	701,000	904,000
Other assets, net	762,000	809,000

Total assets	$98,498,000	$67,214,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables	$48,864,000	$19,218,000
Unsecured note payables to affiliate	3,300,000	10,000,000
Line of credit	—	21,585,000
Accounts payable and accrued liabilities	2,004,000	530,000
Accounts payable due to affiliates	658,000	1,450,000
Security deposits and prepaid rent	264,000	184,000

Total liabilities	55,090,000	52,967,000

Commitments and contingencies (Note 8)

Minority interest of limited partner in Operating Partnership	1,000	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 5,322,096 and 1,686,068 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	53,000	17,000
Additional paid-in capital	47,172,000	14,898,000
Accumulated deficit	(3,818,000)	(669,000)

Total stockholders’ equity	43,407,000	14,246,000

Total liabilities, minority interest and stockholders’ equity	$98,498,000	$67,214,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006, for the Six Months Ended
June 30, 2007 and for the Period from January 10, 2006 (Date of Inception) through June 30, 2006
(Unaudited)

				Period from January 10,
				2006 (Date of
			Six Months Ended	Inception) through
	Three Months Ended June 30,		June 30,	June 30,
	2007	2006	2007	2006

Revenues:
Rental income	$1,812,000	$—	$3,522,000	$—
Other property revenue	191,000	—	317,000	—

Total revenues	2,003,000	—	3,839,000	—

Expenses:
Rental expenses	946,000	—	1,759,000	—
General and administrative	601,000	—	999,000	—
Depreciation and amortization	915,000	—	1,756,000	—

Total expenses	2,462,000	—	4,514,000	—

Loss before other income (expense)	(459,000)	—	(675,000)	—
Other income (expense):
Interest expense (including amortization of deferred financing costs):
Interest expense related to note payable to affiliate	(4,000)	—	(137,000)	—
Interest expense related to mortgage loan payables and line of credit	(646,000)	—	(1,269,000)	—
Interest and dividend income	51,000	—	55,000	—

Net loss	$(1,058,000)	$—	$(2,026,000)	$—

Net loss per share — basic and diluted	$(0.24)	$—	$(0.61)	$—

Weighted-average number of shares outstanding — basic and diluted	4,374,486	22,223	3,336,287	22,223

Distributions declared per common share	$0.18	$—	$0.34	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

	Common Stock		Additional			Total
	Number of		Paid-In	Preferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

BALANCE —
December 31, 2006	1,686,068	$17,000	$14,898,000	$—	$(669,000)	$14,246,000
Issuance of common stock	3,598,421	36,000	35,916,000	—	—	35,952,000
Issuance of vested and nonvested common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(3,980,000)	—	—	(3,980,000)
Amortization of nonvested common stock compensation	—	—	3,000	—	—	3,000
Issuance of common stock under the DRIP	34,607	—	329,000	—	—	329,000
Distributions	—	—	—	—	(1,123,000)	(1,123,000)
Net loss	—	—	—	—	(2,026,000)	(2,026,000)

BALANCE —
June 30, 2007	5,322,096	$53,000	$47,172,000	$—	$(3,818,000)	$43,407,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and for the Period from
January 10, 2006 (Date of Inception) through June 30, 2006
(Unaudited)

		Period from January 10,
		2006 (Date of
	Six Months	Inception) through
	Ended June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,026,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including deferred financing costs)	1,848,000	—
Stock based compensation, net of forfeitures	9,000	—
Changes in operating assets and liabilities:
Accounts and other receivable, net	146,000	—
Other assets	170,000	—
Accounts payable and accrued liabilities	1,030,000	—
Accounts payable due to affiliates	(1,077,000)	—
Prepaid rent	(142,000)	—

Net cash used in operating activities	(42,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition real estate operating properties	(22,377,000)	—
Capital expenditures	(35,000)	—
Restricted cash	(736,000)	—

Net cash used in investing activities	(23,148,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	20,000,000	—
Principal repayments on unsecured note payables to affiliate	(10,000,000)	—
Borrowings on unsecured note payables to affiliate	3,300,000	—
Repayments on line of credit	(21,585,000)	—
Payment of deferred financing costs	(212,000)	—
Proceeds from issuance of common stock	35,691,000	200,000
Minority interest contribution to Operating Partnership	—	1,000
Payment of offering costs	(3,694,000)	—
Security deposits	8,000	—
Distributions	(581,000)	—

Net cash provided by financing activities	22,927,000	201,000

NET CHANGE IN CASH	(263,000)	201,000
CASH AND CASH EQUIVALENTS — Beginning of period	1,454,000	—

CASH AND CASH EQUIVALENTS — End of period	$1,191,000	$201,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,353,000	$—
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisition of operating properties:
Accounts and other receivable	$12,000	$—
Security deposits and prepaid rent	$215,000	$—
Accrued expenses	$368,000	$—
Mortgage loan payable, net of discount	$9,646,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$329,000	$—
Distributions declared but not paid	$293,000	$—
Accrued offering costs	$450,000	$—
Accrued deferred financing costs	$15,000	$—
Receivable from transfer agent for issuance of common stock	$120,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries, including NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore we consider that our date of inception. We intend to purchase and hold a diverse portfolio of apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of July 31, 2007, we had received and accepted subscriptions in our Offering for 5,660,207 shares of our common stock, or $56,551,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties, LLC, or Triple Net Properties, is the managing member of our Advisor. The Advisory Agreement had an initial one-year term that expired on July 18, 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. On June 12, 2007, our board of directors and our Advisor approved the renewal of the Advisory Agreement for an additional one-year term, which expires on July 18, 2008. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight and approval by our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of June 30, 2007, we had purchased three properties in Texas consisting of a total of 953 apartment units and one property in North Carolina consisting of 160 units.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our Operating Partnership. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of June 30, 2007 and December 31, 2006, we owned a 99.99% general partnership interest therein. Our Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our Operating Partnership. As of June 30, 2007 and December 31, 2006, our Advisor owned a 0.01% limited partnership interest therein, and is a special limited partner in our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In June 2007, the American Institute of Certified Public Accountants, or the AICPA, issued Statement of Position, or SOP, 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-01. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-01 are effective for the first fiscal year beginning on January 1, 2008. We are currently evaluating SOP 07-01 and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Land	$9,490,000	$6,056,000
Land improvements	7,134,000	4,301,000
Building and improvements	75,030,000	50,722,000
Furniture, fixtures and equipment	4,335,000	2,794,000

	95,989,000	63,873,000

Less: accumulated depreciation	(1,229,000)	(188,000)

	$94,760,000	$63,685,000

Depreciation expense for the three months ended June 30, 2007 and 2006 was $536,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 was $1,041,000 and $0, respectively.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2007

Park at Northgate — Spring, Texas

On June 12, 2007, we purchased Park at Northgate, or the Northgate Property, located in Spring, Texas, for a purchase price of $16,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property from funds raised through our Offering. We paid an acquisition fee of $498,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Residences at Braemar — Charlotte, North Carolina

On June 29, 2007, we purchased Residences at Braemar, or the Braemar property, located in Charlotte, North Carolina, for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of an existing $10,000,000 loan with an unpaid principal balance of $9,722,000 and a $3,300,000 unsecured loan from NNN Realty Advisors, with the balance of the purchase price provided by funds raised through our Offering. We paid an acquisition fee of $450,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Proposed Acquisitions

El Dorado — McKinney, Texas

On April 25, 2007, our executive committee approved the acquisition of Villas of El Dorado, or El Dorado, located in McKinney, Texas, in the Dallas-Fort Worth metropolitan area. We anticipate purchasing El Dorado for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase price of the property through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $540,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Towne Crossing — Mansfield, Texas

On April 25, 2007, our executive committee approved the acquisition of Towne Crossing located in Mansfield, Texas, in the Dallas-Fort Worth metropolitan area. We anticipate purchasing Towne Crossing for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase price of the property through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $648,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Baypoint Resort — Corpus Christi, Texas

On June 15, 2007, our board of directors approved the acquisition of Baypoint Resort located in Corpus Christi, Texas, or the Baypoint property. On August 2, 2007, we purchased the Baypoint property for $33,250,000, plus closing costs, from an unaffiliated third party. See Note 16, Subsequent Events — Property Acquisition for a further discussion.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

In place leases, net of accumulated amortization of $683,000 and $85,000 as of June 30, 2007 and December 31, 2006, respectively, (with a weighted average remaining life of 2 and 8 months as of June 30, 2007 and December 31, 2006, respectively.)	$419,000	$649,000
Tenant relationships, net of accumulated amortization of $133,000 and $16,000 as of June 30, 2007 and December 31, 2006, respectively, (with a weighted-average remaining life of 9 and 15 months as of June 30, 2007 and December 31, 2006, respectively.)	282,000	255,000

	$701,000	$904,000

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2007 and 2006 was $378,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 was $715,000 and $0, respectively.

5.	Other Assets

Other assets consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Deferred financing costs, net of accumulated amortization of $122,000 and $30,000 as of June 30, 2007 and December 31, 2006, respectively	$648,000	$526,000
Prepaid expenses and deposits	114,000	283,000

	$762,000	$809,000

Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2007 and 2006 was $47,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 was $92,000 and $0, respectively.

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $48,940,000 ($48,864,000, net of discount) and $19,218,000 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we had three fixed rate mortgage loans with a weighted-average effective interest rate of 5.42% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum. The mortgage loans secured by the Hidden Lake and Walker Ranch properties have interest-only monthly payments. The mortgage loan secured by the Braemar property has monthly principal and interest payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of June 30, 2007 and December 31, 2006, we were in compliance with all such requirements.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loan payables consisted of the following as of June 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables as of	Loan Payables as of
	Interest	Maturity	June 30,	December 31,
Property	Rate	Date	2007	2006

Residences at Braemar	5.72%	6/1/2015	$9,722,000	$—
Hidden Lake Apartment Homes	5.34	1/11/2017	19,218,000	19,218,000
Walker Ranch Apartment Homes	5.36	5/11/2017	20,000,000	—

			48,940,000	19,218,000

Less: discount			(76,000)	—

			$48,864,000	$19,218,000

On April 12, 2007, we entered into a mortgage loan, secured by the Walker Ranch property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $20,000,000. The loan bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 11, 2007 for the 10-year term of the loan. We used approximately $19,344,000 of the proceeds from the mortgage loan to payoff the line of credit (see Note 7, Line of Credit and Mezzanine Line of Credit) in full, including all accrued interest, as of April 12, 2007.

On June 29, 2007, we assumed an existing $10,000,000 mortgage loan with an unpaid balance of $9,722,000, secured by the Braemar property, with Transamerica Occidental Life Insurance Company. The loan bears interest at a fixed rate of 5.72% per annum and requires monthly principal and interest payments beginning on July 1, 2007 through June 1, 2015.

Unsecured Note Payables to Affiliate

On December 28, 2006, in connection with the acquisition of the Hidden Lake property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. The unsecured note had a maturity date of June 28, 2007. As of June 30, 2007 and December 31, 2006, $0 and $10,000,000, respectively, was outstanding under the unsecured note. The unsecured note bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.86% per annum. On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering

On June 29, 2007, in connection with the acquisition of the Braemar property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $3,300,000. The unsecured note had a maturity date of December 29, 2007. The unsecured note bore interest at a fixed rate of 6.85% per annum and required monthly interest-only payments beginning on August 1, 2007 for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.85% per annum. On July 31, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

Because these loans were related party loans, the terms of the loans and the unsecured notes, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

7.	Line of Credit and Mezzanine Line of Credit

We have a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. The line of credit has an option to extend for one year in exchange for the payment of an extension fee.

As of June 30, 2007 and December 31, 2006, borrowings under the line of credit totaled $0 and $21,585,000, respectively. Borrowings as of December 31, 2006 bore interest at a weighted-average interest rate of 6.88% per annum. On April 12, 2007, we repaid the remaining outstanding borrowings and accrued interest under the line of credit.

We have a Mezzanine Credit Agreement with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of June 30, 2007 and December 31, 2006, there were no outstanding borrowings under the mezzanine line of credit.

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle, as applicable. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we comply with the financial covenants, although they may do so in their sole discretion.

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to both amendment letters, we are no longer obligated to pay the nonuse fee or the mezzanine nonuse fee until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the credit agreement or the mezzanine credit agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

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

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of June 30, 2007 and December 31, 2006, our Advisor or Triple Net Properties have incurred $1,863,000 and $1,679,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and non-independent directors are also executive officers and/or holders of a direct or indirect interest in our Advisor, Triple Net Properties, our Dealer Manager, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement with our Advisor and a dealer manager agreement, or the Dealer Manager Agreement, with our Dealer Manager. These agreements entitle our Advisor, our Dealer Manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred.

Offering Stage

Selling Commissions

Our Dealer Manager receives selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow all or a portion of these fees up to 7.0% to participating broker-dealers. For the three months ended June 30, 2007 and 2006, we incurred $1,546,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $2,509,000 and $0, respectively, in selling commissions to our Dealer Manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering. Our Dealer Manager may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds from the sale of shares of our common stock in our Offering as reimbursements for bona fide due diligence expenses. Our Dealer Manager or its affiliates may re-allow up to

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

0.5% of the gross offering proceeds to participating broker-dealers. For the three months ended June 30, 2007 and 2006, we incurred $554,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $931,000 and $0, respectively, in marketing support fees and due diligence expense reimbursements to our Dealer Manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. For the three months ended June 30, 2007 and 2006, we incurred $334,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $540,000 and $0, respectively, in other organizational and offering expenses to our Advisor or Triple Net Properties. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended June 30, 2007 and 2006, we incurred $948,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $948,000 and $0, respectively, in acquisition fees to our Advisor or its affiliates. Acquisition fees are capitalized as part of any purchase price allocations.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we did not incur such expenses to our advisor or its affiliates.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the three months ended June 30, 2007 and 2006, we incurred $162,000

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $324,000 and $0, respectively, in asset management fees to our Advisor or its affiliates, which is included in general and administrative in the accompanying condensed consolidated statements of operations.

Property Management Fees

Our Advisor or its affiliates are paid a property management fee equal to 4.0% of the monthly gross cash receipts from any property either manages. This fee is paid monthly. Our Advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due to such third party contractors. For the three months ended June 30, 2007 and 2006, we incurred $77,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $147,000 and $0, respectively, to our Advisor or its affiliate, which is included in rental expense in the accompanying condensed consolidated statements of operations.

Operating Expenses

Our Advisor or its affiliates are reimbursed for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor or its affiliates cannot exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement. For the three months ended June 30, 2007 and 2006, we incurred $20,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we incurred $38,000 and $0, respectively, payable to our Advisor and Triple Net Properties for such expenses, which is included in general and administrative in the accompanying condensed consolidated statements of operations.

Compensation for Additional Services

Our Advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our Advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, which will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation, our Advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (1) the amount of capital we invested in our Operating

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Partnership; (2) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our Operating Partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor will be paid a fee determined by negotiation between our Advisor and our independent directors. Upon our Advisor’s receipt of such compensation, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we did not incur such fees.

Accounts Payable Due to Affiliates

As of June 30, 2007, $37,000, $334,000 and $0 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively. As of December 31, 2006, $325,000, $53,000 and $17,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively.

As of June 30, 2007 and December 31, 2006, $116,000 and $94,000, respectively, was payable to NNN Capital Corp. for the payment of selling commissions and marketing support fees and due diligence expense reimbursement.

As of June 30, 2007 and December 31, 2006, $0 and $961,000, respectively, was payable to Realty and our Advisor for acquisition fees.

As of June 30, 2007 and December 31, 2006, $171,000 and $0, respectively, was payable to Realty for asset and property management fees.

Unsecured Note Payables to Affiliate

See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented NNN Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the three months ended June 30, 2007 and 2006 we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $18,000 and $71,000, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $19,000 and $121,000, respectively. Louis J. Rogers, one of our directors, our President and the Chairman of our Advisor from inception through April 6, 2007, the President of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues. On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004.

The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our Advisor, and its affiliated companies, including us (collectively, the “Triple Net Group”), remain a client of Hirschler Fleischer and that collections by that firm from the Triple Net Group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from the Triple Net Group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Triple Net Group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the three months ended June 30, 2007 and 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $895,000 and $667,000, respectively, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $18,000 and $71,000, respectively. For the six months ended June 30, 2007 and 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $1,496,000 and $1,165,000, respectively, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $19,000 and $121,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers will receive from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of June 30, 2007 and December 31, 2006, we owned a 99.99% general partnership interest in our Operating Partnership and our Advisor owned a 0.01% limited partnership interest. As such, 0.01% of the earnings at our Operating Partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. On July 19, 2006, we granted

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4,000 shares of restricted common stock in the aggregate to our independent directors, 800 of which were forfeited in November 2006. On June 12, 2007, in connection with their re-election, we granted 3,000 shares of restricted stock in the aggregate to our independent directors. Through June 30, 2007, we issued 5,256,974 shares in connection with our Offering and 36,699 shares under the DRIP. As of June 30, 2007 and December 31, 2006, we had 5,322,096 and 1,686,068 shares, respectively, of common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of June 30, 2007 and December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our Offering. For the three and six months ended June 30, 2007, $243,000 and $329,000, respectively, in distributions were reinvested and 25,574 and 34,607 shares, respectively, shares were issued under the DRIP. As of June 30, 2007 and December 31, 2006, a total of $349,000 and $20,000, respectively, in distributions were reinvested and 36,699 and 2,092 shares, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases have been made through June 30, 2007.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006 and June 12, 2007, we granted an aggregate of 4,000 and 3,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three and six months ended June 30, 2007, we recognized compensation expense of $8,000 and $9,000, respectively, related to the shares of restricted common stock grants, which is included in general and administrative on our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2007 and December 31, 2006, there was $42,000 and $21,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of June 30, 2007, this expense is expected to be realized over a remaining weighted-average period of 3 1/2 years.

As of June 30, 2007 and December 31, 2006, the fair value of the nonvested shares of restricted common stock was $48,000 and $24,000, respectively. A summary of the status of our shares of restricted common stock as of June 30, 2007 and December 31, 2006, and changes for the six months ended June 30, 2007, is presented below:

		Weighted
	Restricted	Average
	Common	Grant Date
	Stock	Fair Value

Balance — December 31, 2006	2,400	$10.00
Granted	3,000	$10.00
Vested	(600)	$10.00
Forfeited	—	—

Balance — June 30, 2007	4,800	$10.00

Vested or expected to vest — June 30, 2007	4,800	$10.00

12. Special Limited Partner Interest

Upon termination of the Advisory Agreement in connection with any event other than the listing of our shares of common stock on a national securities exchange or a national market system or the internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor’s special limited partnership interest may be redeemed by us (as the general partner of our Operating Partnership) for a redemption price equal to the amount of the incentive distribution that our Advisor would have received upon property sales if our Operating Partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our Operating Partnership, if agreed to by us and our Advisor, except that our Advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT.

13.	Business Combinations

For the six months ended June 30, 2007, we completed the acquisition of two wholly-owned properties, adding a total of 408 apartment units to our property portfolio. We purchased the Northgate property on June 12, 2007 and the Braemar property on June 29, 2007. Results of operations for the properties are reflected in our consolidated statements of operations for the three and six months ended June 30, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the two consolidated properties was $31,600,000 plus closing costs of $1,070,000, of which $13,022,000 was initially financed with mortgage debt and an unsecured note payable to an affiliate.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of June 30, 2007 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the fourth quarter of 2006, we also purchased the Walker Ranch property and the Hidden Lake property.

Assuming all of the acquisitions discussed above had occurred January 10, 2006 (Date of Inception), pro forma revenue, net income (loss) and net income (loss) per diluted share for the six months ended June 30, 2007 would have been $5,746,000, $(2,493,000) and $(0.75). Pro forma revenue, net income (loss) and net income (loss) per diluted share for the period from January 10, 2006 (Date of Inception) through June 30, 2006 would have been $5,427,000, $(1,681,000) and $(0.46). Pro forma revenue, net income (loss) and net income (loss) per diluted share for the three months ended June 30, 2007 would have been $2,890,000, $(1,285,000) and $(0.29). Pro forma revenue, net income (loss) and net income (loss) per diluted share for the three months ended June 30, 2006 would have been $2,882,000, $(855,000) and $(0.23). The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

We had interests in three properties located in Texas, which accounted for 99.8% of our total revenue for the three and six months ended June 30, 2007.

15.	Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted-average number of shares of our common stock and all potentially dilutive securities, if any. Shares of restricted common stock give rise to potentially dilutive shares of our common stock.

For the three months ended June 30, 2007 and 2006, we recorded a net loss of $1,058,000 and $0, respectively, and for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006, we recorded a net loss of $2,026,000 and $0, respectively. As of June 30, 2007 and 2006, 4,800 and 0 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

16.	Subsequent Events

Status of our Offering

As of July 31, 2007, we had received and accepted subscriptions in our Offering for 5,660,207 shares of our common stock, or $56,551,000, excluding shares issued under the DRIP.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Line of Credit and Mezzanine Line of Credit

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to both amendment letters, we are no longer obligated to pay the nonuse fee or the mezzanine nonuse fee until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the credit agreement or the mezzanine credit agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

Unsecured Note Payables to Affiliate

On July 31, 2007, we repaid the remaining outstanding principal and accrued interest on the $3,300,000, 6.85% unsecured note entered into on June 29, 2007.

On August 2, 2007, in connection with the acquisition of Baypoint Resort, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $13,200,000. The unsecured note matures on February 1, 2008, bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments beginning on September 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. On August 2, 2007, we repaid $9,900,000 in principal on the unsecured note using proceeds from the Park at Northgate secured loan (see below).

Because this loan was a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Park at Northgate Permanent Financing

On August 1, 2007, we entered into a loan, secured by the Northgate property, with PNC ARCS, LLC, or PNC, in the principal amount of $10,295,000. The loan matures on August 1, 2017 and bears interest at a rate of 5.94% per annum. The net cash proceeds from the loan (net of closing costs and $533,000 of lender required reserves) of $9,831,000 were used towards a payment on our $13,200,000, 6.86% unsecured note with NNN Realty Advisors (see above).

Property Acquisition

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we acquired the Baypoint property for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a loan secured by the property in the principal amount of $21,612,000 with PNC, and a $13,200,000 unsecured loan with NNN Realty Advisors (see above). The secured loan matures on August 1, 2017 and bears interest at a rate of 5.94% per annum. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries including, NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2007 and December 31, 2006, together with our results of operations for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 and our cash flows for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006.

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

Overview and Background

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore we consider that our date of inception. We intend to purchase and hold a diverse portfolio of apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We intend to elect, when we file our 2006 tax return, to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of July 31, 2007, we had received and accepted subscriptions in our Offering for 5,660,207 shares of our common stock, or $56,551,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through NNN Apartment REIT Holdings, L.P., or our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor. Triple Net Properties, LLC, or Triple Net Properties, is the managing member of our Advisor. The Advisory Agreement had an initial one-year term that expired on July 18, 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. On June 12, 2007, our board of directors and our Advisor approved the renewal of the Advisory Agreement for an additional one-year term, which expires on July 18, 2008. Our Advisor supervises and manages our day-to-day operations and will select the properties and securities we acquire, subject to oversight and approval by our board of directors. Our Advisor will also provide marketing, sales and client services on our behalf. Our Advisor is affiliated with us in that we and our Advisor have common officers, some of whom also own an indirect equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services to us.

In the fourth quarter of 2006, NNN Realty Advisors acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the Boards of Directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of June 30, 2007, we had purchased three properties in Texas consisting of a total of 953 apartment units and one property in North Carolina consisting of 160 units.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

In June 2007, the American Institute of Certified Public Accountants, or the AICPA, issued Statement of Position, or SOP, 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-01. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-01 are effective for the first fiscal year beginning on January 1, 2008. We are currently evaluating SOP 07-01 and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements.

Acquisitions in 2007

Park at Northgate — Spring, Texas

On June 12, 2007, we purchased Park at Northgate, or the Northgate Property, located in Spring, Texas, for a purchase price of $16,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property from funds raised through our Offering. We paid an acquisition fee of $498,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Residences at Braemar — Charlotte, North Carolina

On June 29, 2007, we purchased Residences at Braemar, or the Braemar property, located in Charlotte, North Carolina, for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of an existing $10,000,000 loan, with an unpaid principal balance of $9,722,000 and a $3,300,000 unsecured loan from NNN Realty Advisors, with the balance of the purchase price provided by funds raised through our Offering. We paid an acquisition fee of $450,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Proposed Acquisitions

El Dorado — McKinney, Texas

On April 25, 2007, our executive committee approved the acquisition of Villas of El Dorado, or El Dorado, located in McKinney, Texas in the Dallas-Fort Worth metropolitan area. We anticipate purchasing El Dorado for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase price of the property through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $540,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Towne Crossing — Mansfield, Texas

On April 25, 2007, our executive committee approved the acquisition of Towne Crossing located in Mansfield, Texas, in the Dallas-Fort Worth metropolitan area. We anticipate purchasing Towne Crossing for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase price of the property through a combination of debt financing and funds raised through our Offering. We expect to pay our Advisor and its affiliate an acquisition fee of $648,000, or 3.0% of the purchase price, in connection with the acquisition. We anticipate that the closing will occur by the end of the third quarter of 2007.

Baypoint Resort — Corpus Christi, Texas

On June 15, 2007, our board of directors approved the acquisition of Baypoint Resort located in Corpus Christi, Texas, or the Baypoint property. On August 2, 2007, we purchased the Baypoint property for $33,250,000, plus closing costs, from an unaffiliated third party. See Subsequent Events — Property Acquisition for a further discussion.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse affect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, our failure to comply could result in fees, fines, penalties or administrative remedies against us.

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

We did not have any results from operations for the period from January 10, 2006 (Date of inception) through June 30, 2006.

For the three months ended June 30, 2007, we had a net loss of $1,058,000, or $0.24 per share, due to revenue of $2,003,000, offset by rental expenses of $946,000, general and administrative expenses of $601,000, depreciation and amortization of $915,000 and interest expense of $650,000. For the six months ended June 30, 2007, we had a net loss of $2,026,000, or $0.61 per share, due to revenue of $3,839,000, offset by rental expenses of $1,759,000, general and administrative expenses of $999,000, depreciation and amortization of $1,756,000 and interest expense of $1,406,000. We expect all amounts to increase in the future based on increased activity and as we purchase additional real estate investments. Our results of operations are not indicative of those expected in future periods.

For the three and six months ended June 30, 2007, revenue was comprised of $1,812,000 and $3,522,000, respectively, in rental income and $191,000 and $317,000, respectively, in other property revenue. Rental income relates primarily to the Walker Ranch property and the Hidden Lake property. Other property revenue is primarily comprised of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

For the three and six months ended June 30, 2007, general and administrative expense was comprised primarily of asset management fees of $162,000 and $324,000, respectively, professional and legal fees of $230,000 and $358,000, respectively, directors’ and officers’ insurance premiums of $49,000 and $98,000, respectively, and directors’ fees of $31,000 and $59,000, respectively.

For the three and six months ended June 30, 2007, depreciation and amortization expense was comprised primarily of depreciation on the Walker Ranch property, the Hidden Lake property and the Northgate property of $536,000 and $1,041,000, respectively, and amortization of identified intangible assets of $378,000 and $715,000, respectively. Depreciation and amortization is calculated based on our depreciation and amortization policies as set forth in our 2006 Annual Report on Form 10-K, as filed with the SEC.

For the three and six months ended June 30, 2007, interest expense was related to interest expense primarily on borrowings under the line of credit, mortgage loan payables and amortization of loan fees associated with acquiring the line of credit and the mezzanine line of credit that are being amortized to interest expense over the three-year term.

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

Generally, cash needs for items other than acquisitions of real estate and real estate related securities will be met from operations, borrowings, and the net proceeds of our Offering. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently anticipate that we will not require any significant funds for the next 12 months for capital expenditures on our current properties, because our four properties were constructed within the past four years. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

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

Cash Flows

Cash flows used in operating activities for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 were $42,000 and $0, respectively. In 2007, such cash flows were primarily used to repay accrued liabilities. We did not have any operating activities for the period from January 10, 2006 (Date of Inception) through June 30, 2006. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 were $23,148,000 and $0, respectively. In 2007, such cash flows related primarily to the acquisition of the Northgate property and the Braemar property in the amount of $22,377,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006 were $22,927,000 and $201,000, respectively. In

2007, such cash flows related primarily to funds raised from investors in the amount of $35,691,000 and borrowings on our mortgage note payables and unsecured note payable to affiliate of $23,300,000, partially offset by offering costs of $3,694,000 and principal repayments on borrowings in the amount of $31,585,000. In 2006, such cash flows related to $200,000 from the sale of 22,223 shares of our common stock to our Advisor and $1,000 invested in our Operating Partnership from our Advisor. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

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

For the six months ended June 30, 2007, we paid distributions of $581,000. As cash flows from operations were negative for the six months ended June 30, 2007, such distributions were paid using proceeds from our Offering.

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

We have not paid distributions with funds from operations, or FFO. For the six months ended June 30, 2007, our FFO was $(270,000). See our disclosure regarding FFO below.

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

Mortgage Loan Payables

Mortgage loan payables were $48,940,000 ($48,864,000, net of discount) and $19,218,000 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, we had three fixed rate mortgage loans with a weighted-average effective interest rate of 5.42% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum. The mortgage loans secured by the Hidden Lake and Walker Ranch properties have interest-only monthly payments. The mortgage loan secured by the Braemar property has monthly principal and interest payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of June 30, 2007 and December 31, 2006, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of June 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
	Interest	Maturity	Loan Payables as of	Loan Payables as of
Property	Rate	Date	June 30, 2007	December 31, 2006

Residences at Braemar	5.72%	6/1/2015	$9,722,000	$—
Hidden Lake Apartment Homes	5.34	1/11/2017	19,218,000	19,218,000
Walker Ranch Apartment Homes	5.36	5/11/2017	20,000,000	—

			48,940,000	19,218,000

Less: discount			(76,000)	—

			$48,864,000	$19,218,000

On April 12, 2007, we entered into a mortgage loan, secured by the Walker Ranch property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $20,000,000. The loan bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 11, 2007 for the 10-year term of the loan. We used approximately $19,344,000 of the proceeds from the mortgage loan to payoff the line of credit in full, including all accrued interest, as of April 12, 2007.

On June 29, 2007, we assumed an existing $10,000,000 mortgage loan with an unpaid balance of $9,722,000, secured by the Braemar property, with Transamerica Occidental Life Insurance Company. The loan bears interest at a fixed rate of 5.72% per annum and requires monthly principal and interest payments beginning on July 1, 2007 through June 1, 2015.

Unsecured Note Payables to Affiliate

On December 28, 2006, in connection with the acquisition of the Hidden Lake property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. The unsecured note had a maturity date of June 28, 2007. As of June 30, 2007 and December 31, 2006, $0 and $10,000,000, respectively, was outstanding under the unsecured note. The unsecured note bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.86% per annum. On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

On June 29, 2007, in connection with the acquisition of the Braemar property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $3,300,000. The unsecured note had a maturity date of December 29, 2007. The unsecured note bore interest at a fixed rate of 6.85% per annum and required monthly interest-only payments beginning on August 1, 2007 for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.85% per annum. On July 31, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

Because these loans were related party loans, the terms of the loans and the unsecured notes, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Line of Credit and Mezzanine Line of Credit

We have a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which matures on October 31, 2009 and may be increased to $200,000,000 subject to the terms of the Credit Agreement, or the line of credit. The line of credit has an option to extend for one year in exchange for the payment of an extension fee.

As of June 30, 2007 and December 31, 2006, borrowings under the line of credit totaled $0 and $21,585,000, respectively. Borrowings as of December 31, 2006 bore interest at a weighted-average interest rate of 6.88% per annum. On April 12, 2007, we repaid the remaining outstanding borrowings and accrued interest under the line of credit.

We have a Mezzanine Credit Agreement with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of June 30, 2007 and December 31, 2006, there were no outstanding borrowings under the mezzanine line of credit.

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle, as applicable. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either line of credit until we comply with the financial covenants, although they may do so in their sole discretion.

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to both amendment letters, we are no longer obligated to pay the nonuse fee or the mezzanine nonuse fee until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the credit agreement or the mezzanine credit agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

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

Commitments and Contingencies

Our organizational, offering and related expenses are being paid by our Advisor, our Dealer Manager and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of June 30, 2007, our Advisor or Triple Net Properties have incurred $1,863,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2007. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage to our accompanying condensed consolidated financial statements for a further discussion of these amounts during our offering stage.

Debt Service Requirements

One of our principal liquidity needs is payments of interest and principal on outstanding indebtedness. As of June 30, 2007, we had three mortgage loans outstanding secured by the Braemar, Hidden Lake and Walker Ranch properties. The mortgage loan secured by the Braemar property is in the principal amount of $9,722,000, at a fixed rate of 5.72% per annum. The mortgage loan secured by the Hidden Lake property is in the principal amount of $19,218,000, at a fixed rate of 5.34% per annum. The mortgage loan secured by the Walker Ranch property is in the principal amount of $20,000,000, at a fixed rate of 5.36% per annum. The mortgage loans secured by the Hidden Lake and Walker Ranch properties have interest-only monthly payments. The mortgage loan secured by the Braemar property has monthly principal and interest payments.

In addition, we had $3,300,000 outstanding under an unsecured note payable to NNN Realty Advisors, at a fixed rate of 6.85% per annum. The unsecured note payable matures on December 29, 2007 and requires monthly interest only payments beginning on August 1, 2007 for the term of the unsecured note.

As of June 30, 2007, the weighted average effective interest rate on our outstanding debt was 5.51% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — fixed rate debt	$3,360,000	$307,000	$344,000	$48,229,000	$52,240,000
Interest payments — fixed rate debt	1,384,000	5,309,000	5,309,000	12,745,000	24,747,000

Total	$4,744,000	$5,616,000	$5,653,000	$60,974,000	$76,987,000

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period from January 10, 2006 (Date of Inception) through June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,	Period from January 10, 2006 (Date of Inception) through June 30,
	2007	2006	2007	2006

Net loss	$(1,058,000)	$—	$(2,026,000)	$—
Add:
Depreciation and amortization - consolidated properties	915,000	—	1,756,000	—

FFO	$(143,000)	$—	$(270,000)	$—

Weighted-average number of shares outstanding - basic and diluted	4,374,486	22,223	3,336,287	22,223

Subsequent Events

Status of our Offering

As of July 31, 2007, we had received and accepted subscriptions in our Offering for 5,660,207 shares of our common stock, or $56,551,000, excluding shares issued under the DRIP.

Line of Credit and Mezzanine Line of Credit

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to both amendment letters, we are no longer obligated to pay the nonuse fee or the mezzanine nonuse fee until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the credit agreement or the mezzanine credit agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

Unsecured Note Payables to Affiliate

On July 31, 2007, we repaid the remaining outstanding principal and accrued interest on the $3,300,000, 6.85% unsecured note entered into on June 29, 2007.

On August 2, 2007, in connection with the acquisition of Baypoint Resort, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $13,200,000. The unsecured note matures on February 1, 2008, bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments beginning on September 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.86% per annum. On August 2, 2007, we repaid $9,900,000 in principal on the unsecured note using proceeds from the Park at Northgate secured loan (see below).

Because this loan was a related party loan, the terms of the loan and the unsecured note, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Park at Northgate Permanent Financing

On August 1, 2007, we entered into a loan, secured by the Northgate property, with PNC ARCS, LLC, or PNC, in the principal amount of $10,295,000. The loan matures on August 1, 2017 and bears interest at a rate of 5.94% per annum. The net cash proceeds from the loan (net of closing costs and $533,000 of lender required reserves) of $9,831,000 were used towards a payment on our $13,200,000, 6.86% unsecured note with NNN Realty Advisors (see above).

Property Acquisition

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we acquired the Baypoint property for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a loan secured by the property in the principal amount of $21,612,000 with PNC, and a $13,200,000 unsecured loan with NNN Realty Advisors (see above). The secured loan matures on August 1, 2017 and bears interest at a rate of 5.94% per annum. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2006 Annual Report on Form 10-K, as filed with the SEC.

The table below presents, as of June 30, 2007, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed rate debt	$3,360,000	$149,000	$158,000	$167,000	$177,000	$48,229,000	$52,240,000	*
Average interest rate on maturing debt	6.85%	5.72%	5.72%	5.72%	5.72%	5.42%	5.51%	—

*	The estimated fair value of our mortgage loan payables was $46,697,000 as of June 30, 2007. The estimated fair value of the $3,300,000 unsecured note payable to an affiliate is not determinable due to the related party nature of the note.

As of June 30, 2007, our debt consisted of three mortgage loan payables in the principal amount of $48,940,000 at a weighted-average effective interest rate of 5.42% per annum and one $3,300,000 unsecured note payable to an affiliate at a fixed rate of 6.85% per annum.

An increase in the variable interest rate on the line of credit constitutes a market risk. As of June 30, 2007, we have no borrowings under the line of credit.

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

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our disclosure controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of June 30, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.  Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On July 19, 2006, we commenced our initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, and a maximum of

100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our DRIP for $9.50 per share aggregating up to $1,047,500,000. The shares offered have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, which was declared effective by the SEC on July 19, 2006. Our Offering will terminate no later than July 19, 2009.

As of June 30, 2007, we had received and accepted subscriptions for 5,256,974 shares of our common stock, or $52,520,000. As of June 30, 2007, a total of $349,000 in distributions were reinvested and 36,699 shares were issued under the DRIP.

As of June 30, 2007, we have incurred marketing support fees of $1,314,000, selling commissions of $3,651,000 and due diligence expense reimbursements of $110,000. We have also incurred offering expenses of $789,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our Offering.

As of June 30, 2007, we have used $43,653,000 in proceeds from our Offering to purchase our four properties and repay debt incurred in connection with such acquisitions.

Unregistered Sales of Equity Securities

On June 12, 2007, we issued an aggregate of 3,000 shares of restricted common stock to our independent directors pursuant to our 2006 Incentive Award Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 12, 2007, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted to: (i) elect each of the individuals below as directors for one-year terms and until his successor has been elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2007. The number of votes for, against, abstaining and withheld were as follows:

Election of Directors	For	Withheld

Stanley J. Olander, Jr.	2,167,585	32,753
Glenn W. Bunting, Jr.	2,164,085	36,253
Robert A. Gary, IV	2,167,585	32,753
W. Brand Inlow	2,167,585	32,753
Scott D. Peters	2,161,751	38,588

Ratification of	For	Against	Abstain

Deloitte & Touche LLP	2,114,342	43,716	42,280

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN Apartment REIT, Inc. (Registrant)

August 9, 2007 Date	By:	/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr. Chief Executive Officer and President (principal executive officer)

August 9, 2007 Date	By:	/s/ SHANNON K S JOHNSON Shannon K S Johnson Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.2 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
3.4	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
10.1	Promissory Note dated April 12, 2007 issued by Apartment REIT Walker Ranch, LP to Wachovia Bank, National Association (included as Exhibit 10.1 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.2	Deed of Trust, Security Agreement and Fixture Filing dated April 12, 2007 by Apartment REIT Walker Ranch, LP for the benefit of Wachovia Bank, National (included as Exhibit 10.2 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.3	Indemnity and Guaranty Agreement dated April 12, 2007 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.3 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.4	Assignment of Leases and Rents dated April 12, 2007 by Apartment REIT Walker Ranch, LP to Wachovia Bank, National Association (included as Exhibit 10.4 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.5	Assignment of Warranties and Other Contract Rights dated April 12, 2007 by Apartment REIT Walker Ranch, LP in favor of Wachovia Bank, National Association (included as Exhibit 10.5 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.6	Environmental Indemnity Agreement dated April 12, 2007 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.6 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.7	SEC Indemnity and Guaranty Agreement dated April 12, 2007 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.7 to our Form 8-K filed April 17, 2007 and incorporated herein by reference)
10.8	Purchase and Sale Agreement by and between Northspring Park, LLC and Triple Net Properties, LLC entered into as of February 21, 2007 (included as Exhibit 10.1 to our Form 8-K filed June 18, 2007 and incorporated herein by reference)
10.9	Reinstatement of and First Amendment to Purchase and Sale Agreement by and between North Spring Park, LLC and Triple Net Properties, LLC made as of June 12, 2007 (included as Exhibit 10.2 to our Form 8-K filed June 18, 2007 and incorporated herein by reference)
10.10	Assignment of Contract by Triple Net Properties, LLC to Apartment REIT Park at North Gate, LP made as of June 12, 2007 (included as Exhibit 10.3 to our Form 8-K filed June 18, 2007 and incorporated herein by reference)
10.11	Purchase and Sale Agreement by and between Braemar Housing Limited Partnership and Triple Net Properties, LLC entered into as of April 26, 2007 (included as Exhibit 10.1 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)

10.12		Assignment and Assumption of Real Estate Purchase Agreement by and between Triple Net Properties, LLC and Apartment REIT Residences at Braemar, LLC as of June 29, 2007 (included as Exhibit 10.2 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.13		Loan Assumption and Modification Agreement by and between Apartment REIT Residences at Braemar, LLC, and Transamerica Occidental Life Insurance Company and is joined by Braemar Housing Limited Partnership, et al. made and entered into and effective as of June 29, 2007 (included as Exhibit 10.3 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.14		Secured Promissory Note issued by Braemar Housing Limited Partnership in favor of Transamerica Occidental Life Insurance Company dated May 25, 2005 (included as Exhibit 10.4 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.15		Deed of Trust, Security Agreement and Fixture Filing made and given by Braemar Housing Limited Partnership to J. Lindsay Stradley, Jr. as Trustee for Transamerica Occidental Life Insurance Company as of March 25, 2005 (included as Exhibit 10.5 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.16		Absolute Assignment of Leases and Rents by Braemar Housing Limited Partnership in favor of Transamerica Occidental Life Insurance Company dated May 25, 2005 (included as Exhibit 10.6 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.17		Supplemental Carveout Guarantee and Indemnity Agreement by NNN Apartment REIT, Inc. in favor of Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.7 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.18		Supplemental Environmental Indemnity Agreement by Apartment REIT Residences at Braemar, LLC and NNN Apartment REIT, Inc. in favor of Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.8 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.19		Assignment and Subordination of Management Agreement by Apartment REIT Residences at Braemar, LLC, Triple Net Properties Realty, Inc. and Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.9 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.20		Unsecured Promissory Note dated June 29, 2007 issued by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. (included as Exhibit 10.10 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.