Form 10-Q
period 2007-09-30
NNN Apartment REIT, Inc.
filed 2007-11-08
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 7,312,772 shares of common stock of NNN Apartment REIT, Inc. outstanding.

NNN Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006 (Unaudited), for the Nine Months Ended September 30, 2007 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Unaudited) and for the Period from January 10, 2006 (Date of Inception) through September 30, 2006 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
Item 4T.	Controls and Procedures	36

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Real estate investments:
Operating properties, net	$148,854,000	$63,685,000
Cash and cash equivalents	1,753,000	1,454,000
Accounts and other receivable, net	67,000	170,000
Restricted cash	2,715,000	192,000
Identified intangible assets, net	919,000	904,000
Other assets, net	1,299,000	809,000

Total assets	$155,607,000	$67,214,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$95,205,000	$19,218,000
Unsecured note payables to affiliate	2,200,000	10,000,000
Line of credit	—	21,585,000
Accounts payable and accrued liabilities	3,701,000	530,000
Accounts payable due to affiliates	1,182,000	1,450,000
Security deposits and prepaid rent	456,000	184,000

Total liabilities	102,744,000	52,967,000

Commitments and contingencies (Note 8)

Minority interest of limited partner in Operating Partnership	1,000	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 6,671,812 and 1,686,068 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	67,000	17,000
Additional paid-in capital	59,095,000	14,898,000
Accumulated deficit	(6,300,000)	(669,000)

Total stockholders’ equity	52,862,000	14,246,000

Total liabilities, minority interest and stockholders’ equity	$155,607,000	$67,214,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended
September 30, 2007 and for the Period from January 10, 2006 (Date of Inception)
through September 30, 2006
(Unaudited)

				Period from January 10,
				2006 (Date of
	Three Months Ended		Nine Months Ended	Inception) through
	September 30,		September 30,	September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$3,484,000	$—	$7,006,000	$—
Other property revenue	368,000	—	685,000	—

Total revenues	3,852,000	—	7,691,000	—

Expenses:
Rental expenses	1,888,000	—	3,647,000	—
General and administrative	573,000	71,000	1,572,000	71,000
Depreciation and amortization	1,574,000	—	3,330,000	—

Total expenses	4,035,000	71,000	8,549,000	71,000

Loss before other income (expense)	(183,000)	(71,000)	(858,000)	(71,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs):
Interest expense related to note payable to affiliate	(31,000)	—	(168,000)	—
Interest expense related to mortgage loan payables and line of credit	(1,210,000)	—	(2,479,000)	—
Interest and dividend income	4,000	—	59,000	—

Net loss	$(1,420,000)	$(71,000)	$(3,446,000)	$(71,000)

Net loss per share — basic and diluted	$(0.24)	$(3.10)	$(0.82)	$(3.16)

Weighted-average number of shares outstanding — basic and diluted	5,990,009	22,866	4,212,080	22,437

Distributions declared per common share	$0.18	$—	$0.51	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock		Additional			Total
	Number of		Paid-In	Preferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

BALANCE —
December 31, 2006	1,686,068	$17,000	$14,898,000	$—	$(669,000)	$14,246,000
Issuance of common stock	4,906,293	49,000	48,862,000	—	—	48,911,000
Issuance of vested and nonvested common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(5,402,000)	—	—	(5,402,000)
Amortization of nonvested common stock compensation	—	—	6,000	—	—	6,000
Issuance of common stock under the DRIP	76,451	1,000	725,000	—	—	726,000
Distributions	—	—	—	—	(2,185,000)	(2,185,000)
Net loss	—	—	—	—	(3,446,000)	(3,446,000)

BALANCE —
September 30, 2007	6,671,812	$67,000	$59,095,000	$—	$(6,300,000)	$52,862,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and for the Period from
January 10, 2006 (Date of Inception) through September 30, 2006
(Unaudited)

		Period from January 10,
		2006 (Date of
	Nine Months	Inception) through
	Ended September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,446,000)	$(71,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	3,492,000	—
Stock based compensation, net of forfeitures	12,000	10,000
Changes in operating assets and liabilities:
Accounts and other receivable, net	(16,000)	—
Other assets	15,000	(158,000)
Accounts payable and accrued liabilities	1,880,000	23,000
Accounts payable due to affiliates	248,000	196,000
Prepaid rent	(134,000)	—

Net cash provided by operating activities	2,051,000	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(63,915,000)	—
Capital expenditures	(124,000)	—
Restricted cash	(2,523,000)	—

Net cash used in investing activities	(66,562,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	51,907,000	—
Principal repayments on mortgage loan payables	(42,000)	—
Borrowings on unsecured note payables to affiliate	21,900,000	—
Principal repayments on unsecured note payables to affiliate	(29,700,000)	—
Repayments on line of credit	(21,585,000)	—
Payment of deferred financing costs	(625,000)	—
Proceeds from issuance of common stock	49,065,000	200,000
Minority interest contribution to Operating Partnership	—	1,000
Payment of offering costs	(4,961,000)	—
Security deposits	12,000	—
Distributions	(1,161,000)	—

Net cash provided by financing activities	64,810,000	201,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	299,000	201,000
CASH AND CASH EQUIVALENTS — Beginning of period	1,454,000	—

CASH AND CASH EQUIVALENTS — End of period	$1,753,000	$201,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,352,000	$—
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisition of operating properties:
Other assets	$44,000	$—
Security deposits and prepaid rent	$394,000	$—
Accrued expenses	$1,037,000	$—
Mortgage loan payable, net of discount	$24,109,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$726,000	$—
Distributions declared but not paid	$375,000	$—
Accrued offering costs	$605,000	$—
Payable to transfer agent for issuance of common stock	$36,000	$—

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

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore we consider that our date of inception. We intend to purchase and hold a diverse portfolio of apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. When we filed our 2006 tax return, we were qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of October 31, 2007, we had received and accepted subscriptions in our Offering for 7,189,315 shares of our common stock, or $71,823,000, excluding shares issued under the DRIP.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, or our Sponsor, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of September 30, 2007, we had purchased five properties in Texas consisting of a total of 1,571 apartment units and one property in North Carolina consisting of 160 apartment units.

2.	Summary of Significant Accounting Policies

Our interim unaudited condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. The following accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our Operating Partnership. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our Operating Partnership, or wholly-owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our Operating Partnership and as of September 30, 2007 and December 31, 2006, we owned a 99.99% general partnership interest therein. Our Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our Operating Partnership. As of September 30, 2007 and December 31, 2006, our Advisor owned a 0.01% limited partnership interest therein, and is the special limited partner in our Operating Partnership. Because we are the sole general partner of our Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our Operating Partnership), the accounts of our Operating Partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Segment Disclosure

The FASB issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in residential properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our residential properties has similar economic characteristics, tenants, and products and services, our residential properties have been aggregated into one reportable segment for the nine months ended September 30, 2007 and for the period from January 10, 2006 through September 30, 2006.

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

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Land	$16,837,000	$6,056,000
Land improvements	9,452,000	4,301,000
Building and improvements	119,228,000	50,722,000
Furniture, fixtures and equipment	5,502,000	2,794,000

	151,019,000	63,873,000

Less: accumulated depreciation	(2,165,000)	(188,000)

	$148,854,000	$63,685,000

Depreciation expense for the three months ended September 30, 2007 and 2006 was $936,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 was $1,977,000 and $0, respectively.

Acquisitions in 2007

Park at Northgate — Spring, Texas

On June 12, 2007, we purchased Park at Northgate, located in Spring, Texas, or the Northgate property, for a purchase price of $16,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property from funds raised through our Offering. We paid an acquisition fee of $498,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Residences at Braemar — Charlotte, North Carolina

On June 29, 2007, we purchased Residences at Braemar, located in Charlotte, North Carolina, or the Braemar property, for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of an existing secured loan of $10,000,000, with an unpaid principal balance of $9,722,000, and a $3,300,000 unsecured loan from NNN Realty Advisors, with the balance of the purchase price provided by funds raised through our Offering. We paid an acquisition fee of $450,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we purchased Baypoint Resort, located in Corpus Christi, Texas, or the Baypoint property, for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a loan secured by the property in the principal amount of $21,612,000 and a $13,200,000 unsecured loan with NNN Realty Advisors. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Towne Crossing Apartments — Mansfield, Texas

On August 29, 2007, we purchased Towne Crossing Apartments, located in Mansfield, Texas, or the Towne Crossing property, for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of an existing secured loan of $15,760,000, with an unpaid principal balance of $15,366,000, and a $5,400,000 unsecured loan from NNN Realty Advisors. An acquisition fee of $648,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Proposed Acquisition

Villas of El Dorado — McKinney, Texas

On April 25, 2007, our executive committee approved the acquisition of Villas of El Dorado, located in McKinney, Texas, or the El Dorado property. On November 2, 2007, we purchased the El Dorado property for $18,000,000, plus closing costs, from an unaffiliated third party. See Note 16, Subsequent Events — Property Acquisition for a further discussion.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

In place leases, net of accumulated amortization of $443,000 and $85,000 as of September 30, 2007 and December 31, 2006, respectively, (with a weighted average remaining life of 4 and 8 months as of September 30, 2007 and December 31, 2006, respectively)	$542,000	$649,000
Tenant relationships, net of accumulated amortization of $278,000 and $16,000 as of September 30, 2007 and December 31, 2006, respectively, (with a weighted-average remaining life of 6 and 15 months as of September 30, 2007 and December 31, 2006, respectively)	377,000	255,000

	$919,000	$904,000

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2007 and 2006 was $638,000 and $0, respectively, and for the nine months ended September 30, 2007 and for

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the period from January 10, 2006 (Date of Inception) through September 30, 2006 was $1,353,000 and $0, respectively.

5.	Other Assets

Other assets consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Deferred financing costs, net of accumulated amortization of $179,000 and $30,000 as of September 30, 2007 and December 31, 2006, respectively	$989,000	$526,000
Prepaid expenses and deposits	310,000	283,000

	$1,299,000	$809,000

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2007 and 2006 was $57,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 was $149,000 and $0, respectively.

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $96,171,000 ($95,205,000, net of discount) and $19,218,000 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, we had six fixed rate mortgage loans with a weighted-average effective interest rate of 5.53% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum. The mortgage loans secured by Hidden Lake Apartment Homes, or the Hidden Lake property, Walker Ranch Apartment Homes, or the Walker Ranch property, the Northgate property and the Baypoint property have interest-only monthly payments. The mortgage loans secured by the Braemar property and the Towne Crossing property have monthly principal and interest payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of September 30, 2007 and December 31, 2006, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of September 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables as of	Loan Payables as of
	Interest	Maturity	September 30,	December 31,
Property	Rate	Date	2007	2006

Hidden Lake Apartment Homes	5.34%	1/11/2017	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	5/11/2017	20,000,000	—
Residences at Braemar	5.72%	6/1/2015	9,698,000	—
Park at Northgate	5.94%	8/1/2017	10,295,000	—
Baypoint Resort	5.94%	8/1/2017	21,612,000	—
Towne Crossing Apartments	5.04%	11/1/2014	15,348,000	—

			96,171,000	19,218,000

Less: discount			(966,000)	—

			$95,205,000	$19,218,000

On April 12, 2007, we entered into a mortgage loan, secured by the Walker Ranch property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $20,000,000. The loan bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payments beginning on May 11, 2007 for the 10-year term of the loan. We used approximately $19,344,000 of the proceeds from the mortgage loan to payoff our line of credit with Wachovia in full, including all accrued interest, as of April 12, 2007. See Note 7, Line of Credit and Mezzanine Line of Credit for a further discussion.

On June 29, 2007, we assumed an existing $10,000,000 mortgage loan with an unpaid balance of $9,722,000, secured by the Braemar property, with Transamerica Occidental Life Insurance Company. The loan bears interest at a fixed rate of 5.72% per annum and requires monthly principal and interest payments beginning on July 1, 2007 through June 1, 2015.

On August 1, 2007, we entered into a mortgage loan, secured by the Northgate property, with PNC ARCS, LLC, or PNC, evidenced by a promissory note, in the principal amount of $10,295,000. The loan bears interest at a fixed rate of 5.94% per annum and requires monthly interest-only payments beginning on September 1, 2007 for the 10-year term of the loan. The net cash proceeds from the loan (net of closing costs and $533,000 of lender required reserves) of $9,831,000 were used towards a payment on our $13,200,000, 6.86% unsecured loan with NNN Realty Advisors.

On August 1, 2007, we entered into a mortgage loan, secured by the Baypoint property, with PNC, evidenced by a promissory note in the principal amount of $21,612,000. The loan bears interest at a fixed rate of 5.94% per annum and requires monthly interest-only payments beginning on September 1, 2007 for the 10-year term of the loan.

On August 29, 2007, we assumed an existing $15,760,000 mortgage loan with an unpaid balance of $15,366,000, secured by the Towne Crossing property, with Federal Home Loan Mortgage Corporation. The loan bears interest at a fixed rate of 5.04% per annum and requires monthly principal and interest payments beginning on October 1, 2007 through November 1, 2014.

The principal payments due on our mortgage loan payables as of September 30, 2007 for the three months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$96,000
2008	$391,000
2009	$415,000
2010	$437,000
2011	$462,000
Thereafter	$94,370,000

Unsecured Note Payables to Affiliate

On December 28, 2006, in connection with the acquisition of the Hidden Lake property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. The unsecured note had a maturity date of June 28, 2007. As of September 30, 2007 and December 31, 2006, $0 and $10,000,000, respectively, was outstanding under the unsecured note. The unsecured note bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.86% per annum. On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

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

On August 1, 2007, in connection with the acquisition of the Baypoint property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $13,200,000. The unsecured note had a maturity date of February 1, 2008. The unsecured note bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments beginning on September 1, 2007 for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.86% per annum. On August 2, 2007, we repaid $9,900,000 in principal on the unsecured note using proceeds from the Park at Northgate secured loan. On August 22, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

On August 29, 2007, in connection with our acquisition of the Towne Crossing property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $5,400,000. The unsecured note matures on March 1, 2008, bears interest at a fixed rate of 6.85% per annum and requires monthly interest-only payments beginning on October 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.85% per annum. As of September 30, 2007, $2,200,000 was outstanding under the secured note. On October 17, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering. See Note 16, Subsequent Events for a further discussion.

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

As of September 30, 2007 and December 31, 2006, borrowings under the line of credit totaled $0 and $21,585,000, respectively. Borrowings as of December 31, 2006 bore interest at a weighted-average interest rate of 6.88% per annum. On April 12, 2007, we repaid the remaining outstanding borrowings and accrued interest under the line of credit.

We have a Mezzanine Credit Agreement with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of September 30, 2007 and December 31, 2006, there were no outstanding borrowings under the mezzanine line of credit.

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

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to the amendment letters, we are no longer obligated to pay the nonuse fee or the mezzanine nonuse fee until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the Credit Agreement or the Mezzanine Credit Agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with the related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

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

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loans secured by the Northgate property and the Baypoint property to complete certain repairs to the properties in the amount of $46,000 and $130,000, respectively, by no later than August 1, 2008. Funds for these expenditures are held by the lender and are included in restricted cash on the condensed consolidated balance sheet as of September 30, 2007.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our Advisor and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of September 30, 2007 and December 31, 2006, $2,115,000 and $1,679,000, respectively, in excess of 11.5% of the gross offering proceeds of our Offering has been incurred by our Advisor or Triple Net Properties, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2007 and December 31, 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

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

Offering Stage

Selling Commissions

Our Dealer Manager receives selling commissions up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares purchased pursuant to the DRIP. Our Dealer Manager may re-allow all or a portion of these fees up to 7.0% to participating broker-dealers. For the three months ended September 30, 2007 and 2006, we incurred $901,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred $3,410,000 and $0, respectively, in selling commissions to our Dealer Manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our Dealer Manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares purchased pursuant to the DRIP. Our Dealer Manager may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our Dealer Manager or its affiliates an additional accountable 0.5% of gross offering proceeds from the sale of shares of our common stock in our Offering, other than shares purchased pursuant to the DRIP, as reimbursements for bona fide due diligence expenses. Our Dealer Manager or its affiliates may re-allow up to 0.5% of the gross offering proceeds to participating broker-dealers. For the three months ended September 30, 2007 and 2006, we incurred $326,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred $1,257,000 and $0, respectively, in marketing support fees and due diligence expense reimbursements to our Dealer Manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our Dealer Manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our Advisor or Triple Net Properties on our behalf. Our Advisor or Triple Net Properties may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds for the shares sold under our Offering. For the three months ended September 30, 2007 and 2006, we incurred $195,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$735,000 and $0, respectively, in other organizational and offering expenses to our Advisor or Triple Net Properties. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our Advisor or Triple Net Properties from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our Advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended September 30, 2007 and 2006, we incurred $1,646,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred $2,594,000 and $0, respectively, in acquisition fees to our Advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our Advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, including amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees, and real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred $2,000, $0, $3,000 and $0 in expenses to our Advisor or its affiliates, excluding amounts our Advisor or its affiliates paid directly to third parties.

Operational Stage

Asset Management Fee

Our Advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the three months ended September 30, 2007 and 2006, we incurred $244,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred $568,000 and $0, respectively, in asset management fees to our Advisor or its affiliates, which is included in general and administrative in the accompanying condensed consolidated statements of operations.

Property Management Fees

Our Advisor or its affiliates are paid a property management fee equal to 4.0% of the monthly gross cash receipts from any property managed for us. This fee is paid monthly. Our Advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due to such third party contractors. For the three months ended September 30, 2007 and 2006, we

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

incurred $143,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred $290,000 and $0, respectively, to our Advisor or its affiliate, which is included in rental expense in the accompanying condensed consolidated statements of operations.

On-site Personnel Payroll

For the three months ended September 30, 2007 and 2006, Triple Net Properties incurred payroll for on-site personnel on our behalf of $60,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from April 28, 2006 (Date of Inception) through September 30, 2006, Triple Net Properties incurred payroll for on-site personnel on our behalf of $60,000 and $0, respectively, which is included in rental expense on the condensed consolidated statements of operations.

Operating Expenses

We reimburse our Advisor or its affiliates for expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our Advisor and its affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless the board of directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended September 30, 2007, our operating expenses exceeded this limitation by $35,000. We raised the minimum offering and the funds held in escrow were released to us and we commenced real estate operations in October 2006. At this early stage, our general and administrative expenses are relatively high compared with our funds from operations and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the twelve months ended September 30, 2007 given the costs of operating a public company and the early stage of our operations.

For the three months ended September 30, 2007 and 2006, Triple Net Properties incurred on our behalf $72,000 and $196,000, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, Triple Net Properties incurred on our behalf $129,000 and $196,000, respectively, which is included in general and administrative in the accompanying condensed consolidated statements of operations or prepaid expenses on the condensed consolidated balance sheets, as applicable.

Compensation for Additional Services

Our Advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our Advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such expenses.

Liquidity Stage

Disposition Fees

Our Advisor or its affiliates will be paid for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, which will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation, our Advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (1) the amount of capital we invested in our Operating Partnership; (2) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our Operating Partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our Advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our Operating Partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our Advisor in connection with our conversion to a self-administered REIT, our Advisor will be paid a fee determined by negotiation between our Advisor and our independent directors. Upon our Advisor’s receipt of such compensation, our Advisor’s special limited partnership units will be redeemed and our Advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we did not incur such fees.

Accounts Payable Due to Affiliates

As of September 30, 2007, $109,000, $530,000 and $4,000 was payable to Triple Net Properties for operating expenses, offering costs and acquisition related reimbursements, respectively. As of December 31, 2006, $325,000, $53,000 and $17,000 was payable to Triple Net Properties for operating expenses, offering costs and due diligence reimbursements, respectively.

As of September 30, 2007 and December 31, 2006, $76,000 and $94,000, respectively, was payable to NNN Capital Corp. for the payment of selling commissions and marketing support fees and due diligence expense reimbursements.

As of September 30, 2007 and December 31, 2006, $0 and $961,000, respectively, was payable to Realty and our Advisor for acquisition fees.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2007 and December 31, 2006, $463,000 and $0, respectively, was payable to Realty for asset and property management fees.

Unsecured Note Payables to Affiliate

For the three months ended September 30, 2007 and 2006, we incurred interest on all unsecured loans with NNN Realty Advisors of $31,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we incurred interest on all unsecured loans with NNN Realty Advisors of $168,000 and $0, respectively.

See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate for a further discussion.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented NNN Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the three months ended September 30, 2007 and 2006 we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $13,000 and $0, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $35,000 and $121,000, respectively. Louis J. Rogers, one of our directors, our President and the Chairman of our Advisor from inception through April 6, 2007, the President of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues. On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004.

The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our Advisor, and its affiliated companies, including us, or collectively, the Triple Net Group, remain a client of Hirschler Fleischer and that collections by that firm from the Triple Net Group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from the Triple Net Group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Triple Net Group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the three months ended September 30, 2007 and 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $785,000 and $1,237,000, respectively, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $13,000 and $0, respectively. For the nine months ended September 30, 2007 and 2006, the Triple Net Group, incurred legal fees to Hirschler Fleischer of approximately $2,282,000 and $2,402,000, respectively, including legal fees that NNN Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $35,000 and $121,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mr. Rogers has or will receive from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of September 30, 2007 and December 31, 2006, we owned a 99.99% general partnership interest in our Operating Partnership and our Advisor owned a 0.01% limited partnership interest. As such, 0.01% of the earnings at our Operating Partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock in the aggregate to our independent directors, 800 of which were forfeited in November 2006. On June 12, 2007, in connection with their re-election, we granted 3,000 shares of restricted stock in the aggregate to our independent directors. Through September 30, 2007, we issued 6,564,846 shares in connection with our Offering and 78,543 shares under the DRIP. As of September 30, 2007 and December 31, 2006, we had 6,671,812 and 1,686,068 shares, respectively, of common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of September 30, 2007 and December 31, 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our Offering. For the three and nine months ended September 30, 2007, $397,000 and $726,000, respectively, in distributions were reinvested and 41,843 and 76,451 shares, respectively, shares were issued under the DRIP. As of September 30, 2007 and December 31, 2006, a total of $746,000 and $20,000, respectively, in distributions were reinvested and 78,543 and 2,092 shares, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases have been made through September 30, 2007.

NNN Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006 and June 12, 2007, we granted an aggregate of 4,000 and 3,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2007 and 2006, we recognized compensation expense of $3,000 and $10,000, respectively, related to the restricted common stock grants, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we recognized compensation expense of $12,000 and $10,000, respectively, related to the restricted common stock grants, which is included in general and administrative on our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2007 and December 31, 2006, there was $39,000 and $21,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of September 30, 2007, this expense is expected to be realized over a remaining weighted-average period of 3.3 years.

As of September 30, 2007 and December 31, 2006, the fair value of the nonvested shares of restricted common stock was $42,000 and $24,000, respectively. A summary of the status of our shares of restricted common stock as of September 30, 2007 and December 31, 2006, and the changes for the nine months ended September 30, 2007, is presented below:

		Weighted
	Restricted	Average
	Common	Grant Date
	Stock	Fair Value

Balance — December 31, 2006	2,400	$10.00
Granted	3,000	$10.00
Vested	(1,200)	$10.00
Forfeited	—	—

Balance — September 30, 2007	4,200	$10.00

Expected to vest — September 30, 2007	4,200	$10.00

12.	Special Limited Partner Interest

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

For the nine months ended September 30, 2007, we completed the acquisition of four consolidated properties, adding a total of 1,026 apartment units to our property portfolio. We purchased the Northgate property on June 12, 2007, the Braemar property on June 29, 2007, the Baypoint property on August 2, 2007 and the Towne Crossing property on August 29, 2007. Results of operations for the properties are reflected in our consolidated statements of operations for the three and nine months ended September 30, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the four consolidated properties was $86,450,000 plus closing costs of $2,919,000, of which $68,600,000 was initially financed with mortgage debt and unsecured note payables to an affiliate.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of September 30, 2007 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

During the fourth quarter of 2006, we also purchased the Walker Ranch property and the Hidden Lake property.

Assuming all of the acquisitions discussed above had occurred January 10, 2006 (Date of Inception), pro forma revenue, net income (loss) and net income (loss) per diluted share for the nine months ended September 30, 2007 would have been $13,649,000, $(5,163,000) and $(1.10), respectively. Pro forma revenue, net income (loss) and net income (loss) per diluted share for the period from January 10, 2006 (Date of Inception) through September 30, 2006 would have been $13,199,000, $(3,520,000) and $(0.97), respectively. Pro forma revenue, net income (loss) and net income (loss) per diluted share for the three months ended September 30, 2007 would have been $4,637,000, $(1,666,000) and $(0.28), respectively. Pro forma revenue, net income (loss) and net income (loss) per diluted share for the three months ended September 30, 2006 would have been $4,637,000, $(1,201,000) and $(0.33), respectively. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

We had interests in five properties located in Texas, which accounted for 90.6% and 95.2% of our total revenue for the three and nine months ended September 30, 2007, respectively.

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

For the three months ended September 30, 2007 and 2006, we recorded a net loss of $1,420,000 and $71,000, respectively, and for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006, we recorded a net loss of $3,446,000 and $71,000, respectively. As of September 30, 2007 and 2006, 4,200 and 3,200 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

16.	Subsequent Events

Status of our Offering

As of October 31, 2007, we had received and accepted subscriptions in our Offering for 7,189,315 shares of our common stock, or $71,823,000, excluding shares issued under the DRIP.

Unsecured Note Payable to Affiliate

On October 17, 2007, we repaid the remaining outstanding principal and accrued interest on the $5,400,000, 6.85% unsecured note with NNN Realty Advisors entered into on August 29, 2007.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia for a loan in the principal amount of up to $10,000,000 which matures on November 1, 2008, or the Wachovia Loan. The Wachovia Loan is secured by a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, L.P., (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. and (iii) 100% of our ownership interests in entities acquiring properties in the future if financed in part by the Wachovia loan. The Wachovia Loan has an option to extend for one year subject to satisfaction of certain conditions. On November 1, 2007, we used $3,122,000 (net of closing costs of $73,000) from $3,195,000 in borrowings under the Wachovia Loan agreement in connection with the acquisition of the El Dorado property.

Property Acquisition

On November 2, 2007, we acquired the El Dorado property for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of a loan secured by the property in the principal amount of $13,600,000 with an unpaid principal balance of $13,600,000, and $3,122,000 in cash proceeds (net of closing costs of $73,000) from $3,195,000 in borrowings under the Wachovia Loan (see above), with the balance provided from funds raised from our Offering. The secured loan matures on December 1, 2016 and bears interest at a rate of 5.68% per annum. An acquisition fee of $540,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN Apartment REIT, Inc. and our subsidiaries including, NNN Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2007 and December 31, 2006, together with our results of operations for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 and our cash flows for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006.

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

Overview and Background

NNN Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore we consider that our date of inception. We intend to purchase and hold a diverse portfolio of apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. When we filed our 2006 tax return, we were qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering a minimum of 200,000 shares of our common stock aggregating at least $2,000,000, or the minimum offering, and a maximum of 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000, or the maximum offering. Shares purchased by our executive officers and directors, by NNN Capital Corp., or our Dealer Manager, by NNN Apartment REIT Advisor, LLC, or our Advisor, or by its affiliates did not count towards the minimum offering. As of October 31, 2007, we had received and accepted subscriptions in our Offering for 7,189,315 shares of our common stock, or $71,823,000, excluding shares issued under the DRIP.

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

In the fourth quarter of 2006, NNN Realty Advisors acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, we consider NNN Realty Advisors to be our Sponsor. On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the Boards of Directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

As of September 30, 2007, we had purchased five properties in Texas consisting of a total of 1,571 apartment units and one property in North Carolina consisting of 160 apartment units.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

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

Acquisitions in 2007

Park at Northgate — Spring, Texas

On June 12, 2007, we purchased Park at Northgate, located in Spring, Texas, or the Northgate property, for a purchase price of $16,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property from funds raised through our Offering. We paid an acquisition fee of $498,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Residences at Braemar — Charlotte, North Carolina

On June 29, 2007, we purchased Residences at Braemar, located in Charlotte, North Carolina, or the Braemar property, for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of an existing secured loan of $10,000,000, with an unpaid principal balance of $9,722,000, and a $3,300,000 unsecured loan from NNN Realty Advisors, with the balance of the purchase price provided by funds raised through our Offering. We paid an acquisition fee of $450,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we purchased Baypoint Resort, located in Corpus Christi, Texas, or the Baypoint property, for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a loan secured by the property in the principal amount of $21,612,000 and a $13,200,000 unsecured loan with NNN Realty Advisors. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Towne Crossing Apartments — Mansfield, Texas

On August 29, 2007, we purchased Towne Crossing Apartments, located in Mansfield, Texas, or the Towne Crossing property, for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of an existing secured loan of $15,760,000, with an unpaid principal balance of $15,366,000, and a $5,400,000 unsecured loan from NNN Realty Advisors. An acquisition fee of $648,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Proposed Acquisition

Villas of El Dorado — McKinney, Texas

On April 25, 2007, our executive committee approved the acquisition of Villas of El Dorado, located in McKinney, Texas, or the El Dorado property. On November 2, 2007, we purchased the El Dorado property for $18,000,000, plus closing costs, from an unaffiliated third party. See Subsequent Events — Property Acquisition for a further discussion.

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

We had limited results of operations for the period from January 10, 2006 (Date of inception) through September 30, 2006.

For the three months ended September 30, 2007, we had a net loss of $1,420,000, or $0.24 per share, due to revenue of $3,852,000, offset by rental expenses of $1,888,000, general and administrative expenses of $573,000, depreciation and amortization of $1,574,000 and interest expense of $1,241,000. For the three months ended September 30, 2006, we had a net loss of $71,000, or $3.10 per share, due to general and administrative expenses of $71,000. For the nine months ended September 30, 2007, we had a net loss of $3,446,000, or $0.82 per share, due to revenue of $7,691,000, offset by rental expenses of $3,647,000, general and administrative expenses of $1,572,000, depreciation and amortization of $3,330,000 and interest expense of $2,647,000. For the period from January 10, 2006 (Date of inception) through September 30, 2006, we had a net loss of $71,000, or $3.16 per share, due to general and administrative expenses of $71,000. The increases as compared to 2006 are the result of increased activity as a result of acquiring real estate investments. We expect all amounts to increase in the future as we purchase additional real estate investments. Our results of operations are not indicative of those expected in future periods.

For the three and nine months ended September 30, 2007, revenue was comprised of $3,484,000 and $7,006,000, respectively, in rental income and $368,000 and $685,000, respectively, in other property revenue. Rental income relates primarily to the Braemar property, the Northgate property, Walker Ranch Apartment Homes, or the Walker Ranch property, and Hidden Lake Apartment Homes, or the Hidden Lake property. Other property revenue is primarily comprised of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents.

For the three and nine months ended September 30, 2007, general and administrative expense was comprised primarily of asset management fees of $244,000 and $568,000, respectively, professional and legal fees of $135,000 and $493,000, respectively, directors’ and officers’ insurance premiums of $52,000 and $150,000, respectively, and directors’ fees of $18,000 and $77,000, respectively. For the three months ended September 30, 2006 and for the period from January 10, 2006 (Date of inception) through September 30, 2006, general and administrative expense was comprised primarily of directors’ and officers’ insurance premiums of $38,000, directors’ fees of $23,000 and restricted stock compensation of $10,000.

For the three and nine months ended September 30, 2007, depreciation and amortization expense was comprised primarily of depreciation on our operating properties of $936,000 and $1,977,000, respectively, and amortization of identified intangible assets of $638,000 and $1,353,000, respectively. Depreciation and amortization is calculated based on our depreciation and amortization policies as set forth in our 2006 Annual Report on Form 10-K, as filed with the SEC.

For the three and nine months ended September 30, 2007, interest expense was related to interest expense primarily on our mortgage loan payables and amortization of loan fees associated with acquiring the line of credit and the mezzanine line of credit that are being amortized to interest expense over the three-year term.

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

We currently anticipate that we will not require any significant funds for the next 12 months for capital expenditures on our current properties, because our six properties were constructed within the past four years. To the extent we purchase additional properties in the future, we may require funds for capital expenditures. To the extent funds from operations are not sufficient to fund these expenditures, we would be required to borrow amounts.

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our Offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in our Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Cash Flows

Cash flows from operating activities for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 were $2,051,000 and $0, respectively. In 2007, such cash flows related primarily to operations from the properties. We anticipate cash flows from operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 were $66,562,000 and $0, respectively. In 2007, such cash flows related primarily to the acquisition of the Northgate property, the Braemar property, the Baypoint property and the Towne Crossing property in the amount of $63,915,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows from financing activities for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006 were $64,810,000 and $201,000, respectively. In 2007, such cash flows related primarily to funds raised from investors in the amount of $49,065,000 and borrowings on our mortgage note payables and unsecured note payables to affiliate of $73,807,000, partially offset by offering costs of $4,961,000 and principal repayments on borrowings in the amount of $51,327,000. In 2006, such cash flows related to $200,000 from the sale of 22,223 shares of our common stock to our Advisor and $1,000 invested in our Operating Partnership from our Advisor. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

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

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders. The increased distribution began with the March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders.

For the nine months ended September 30, 2007, we paid distributions of $1,161,000 from cash flow from operations of $2,051,000 for the period. However, as of September 30, 2007, we owed $572,000 to our Advisor and its affiliates for operating expenses and asset and property management fees, which will be paid from cash flow from operations in the future.

Our Advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of September 30, 2007, no amounts due to our Advisor or its affiliates have been forgiven. In the future, if our Advisor or its affiliates do not defer or forgive amounts due to them and as a result if our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We have not paid distributions with funds from operations, or FFO. For the nine months ended September 30, 2007, our FFO was $(116,000). See our disclosure regarding FFO below.

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

Mortgage Loan Payables

Mortgage loan payables were $96,171,000 ($95,205,000, net of discount) and $19,218,000 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, we had six fixed rate mortgage loans with a weighted-average effective interest rate of 5.53% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum. The mortgage loans secured by the Hidden Lake, Walker Ranch, Northgate and Baypoint properties have interest-only monthly payments. The mortgage loans secured by the Braemar property and the Towne Crossing property have monthly principal and interest payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of September 30, 2007 and December 31, 2006, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of September 30, 2007 and December 31, 2006:

			Mortgage	Mortgage
			Loan Payables as of	Loan Payables as of
	Interest	Maturity	September 30,	December 31,
Property	Rate	Date	2007	2006

Hidden Lake Apartment Homes	5.34%	1/11/2017	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	5/11/2017	20,000,000	—
Residences at Braemar	5.72%	6/1/2015	9,698,000	—
Park at Northgate	5.94%	8/1/2017	10,295,000	—
Baypoint Resort	5.94%	8/1/2017	21,612,000	—
Towne Crossing Apartments	5.04%	11/1/2014	15,348,000	—

			96,171,000	19,218,000

Less: discount			(966,000)	—

			$95,205,000	$19,218,000

On April 12, 2007, we entered into a mortgage loan, secured by the Walker Ranch property, with Wachovia Bank, National Association, or Wachovia, evidenced by a promissory note in the principal amount of $20,000,000. The loan bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 11, 2007 for the 10-year term of the loan. We used approximately $19,344,000 of the proceeds from the mortgage loan to payoff our line of credit with Wachovia in full, including all accrued interest, as of April 12, 2007. See Line of Credit and Mezzanine Line of Credit.

On June 29, 2007, we assumed an existing $10,000,000 mortgage loan with an unpaid balance of $9,722,000, secured by the Braemar property, with Transamerica Occidental Life Insurance Company. The loan bears interest at a fixed rate of 5.72% per annum and requires monthly principal and interest payments beginning on July 1, 2007 through June 1, 2015.

On August 1, 2007, we entered into a mortgage loan, secured by the Northgate property, with PNC ARCS, LLC, or PNC, evidenced by a promissory note, in the principal amount of $10,295,000. The loan bears interest at a fixed rate of 5.94% per annum and requires monthly interest-only payments beginning on September 1, 2007 for the 10-year term of the loan. The net cash proceeds from the loan (net of closing costs and $533,000 of lender required reserves) of $9,831,000 were used towards a payment on our $13,200,000, 6.86% unsecured loan with NNN Realty Advisors.

On August 1, 2007, we entered into a mortgage loan, secured by the Baypoint property, with PNC, evidenced by a promissory note in the principal amount of $21,612,000. The loan bears interest at a fixed rate of 5.94% per annum and requires monthly interest-only payments beginning on September 1, 2007 for the 10-year term of the loan.

On August 29, 2007, we assumed an existing $15,760,000 mortgage loan with an unpaid balance of $15,366,000, secured by the Towne Crossing property, with Federal Home Loan Mortgage Corporation. The loan bears interest at a fixed rate of 5.04% per annum and requires monthly principal and interest payments beginning on October 1, 2007 through November 1, 2014.

Unsecured Note Payables to Affiliate

On December 28, 2006, in connection with the acquisition of the Hidden Lake property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. The unsecured note had a maturity date of June 28, 2007. As of September 30, 2007 and December 31, 2006, $0 and $10,000,000, respectively, was outstanding under the unsecured note. The unsecured note bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.86% per annum. On April 6, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

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

On August 1, 2007, in connection with the acquisition of the Baypoint property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $13,200,000. The unsecured note had a maturity date of February 1, 2008. The unsecured note bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments beginning on September 1, 2007 for the term of the unsecured note. The unsecured note provided for a default interest rate in an event of default equal to 8.86% per annum. On August 2, 2007, we repaid $9,900,000 in principal on the unsecured note using proceeds from the Park at Northgate secured loan. On August 22, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering.

On August 29, 2007, in connection with our acquisition of the Towne Crossing property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $5,400,000. The unsecured note matures on March 1, 2008, bears interest at a fixed rate of 6.85% per annum and requires monthly interest-only payments beginning on October 1, 2007 for the term of the unsecured note. The unsecured note provides for a default interest rate in an event of default equal to 8.85% per annum. As of September 30, 2007, $2,200,000 was outstanding under the secured note. On October 17, 2007, we repaid the remaining outstanding principal and accrued interest on the unsecured note using proceeds from our Offering. See Subsequent Events below for a further discussion.

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

As of September 30, 2007 and December 31, 2006, borrowings under the line of credit totaled $0 and $21,585,000, respectively. Borrowings as of December 31, 2006 bore interest at a weighted-average interest rate of 6.88% per annum. On April 12, 2007, we repaid the remaining outstanding borrowings and accrued interest under the line of credit.

We have a Mezzanine Credit Agreement with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of September 30, 2007 and December 31, 2006, there were no outstanding borrowings under the mezzanine line of credit.

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

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to the amendment letters, we are no longer obligated to pay the nonuse fee or the mezzanine nonuse fee until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the Credit Agreement or the Mezzanine Credit Agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

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

Commitments and Contingencies

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loans secured by the Northgate property and the Baypoint property to complete certain repairs to the properties in the amount of $46,000 and $130,000, respectively, by no later than August 1, 2008. Funds for these expenditures are held by the lender and are included in restricted cash on the condensed consolidated balance sheet as of September 30, 2007.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our Advisor and their affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of September 30, 2007, our Advisor or Triple Net Properties has incurred $2,115,000 in excess of 11.5% of the gross proceeds of our Offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2007. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage to our accompanying condensed consolidated financial statements for a further discussion of these amounts during our offering stage.

Debt Service Requirements

One of our principal liquidity needs is payments of interest and principal on outstanding indebtedness. As of September 30, 2007, we had six mortgage loans outstanding. The mortgage loans secured by the Baypoint property, the Northgate property, the Hidden Lake property and the Walker Ranch property have interest-only monthly payments. The mortgage loans secured by the Towne Crossing property and Braemar property have monthly principal and interest payments.

In addition, we had $2,200,000 outstanding under an unsecured note payable to NNN Realty Advisors, at a fixed rate of 6.85% per annum. The unsecured note payable matures on March 1, 2008 and requires monthly interest only payments beginning on October 1, 2007 for the term of the unsecured note.

As of September 30, 2007, the weighted average effective interest rate on our outstanding debt was 5.56% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — fixed rate debt	$96,000	$3,006,000	$899,000	$94,370,000	$98,371,000
Interest payments — fixed rate debt	1,336,000	10,625,000	10,520,000	25,277,000	47,758,000
Repairs and maintenance	—	176,000	—	—	176,000

Total	$1,432,000	$13,807,000	$11,419,000	$119,647,000	$146,305,000

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period from January 10, 2006 (Date of Inception) through September 30, 2006.

				Period from January 10,
	Three MonthsEnded		Nine Months	2006 (Date of Inception)
	September 30,		Ended September 30,	through September 30,
	2007	2006	2007	2006

Net loss	$(1,420,000)	$(71,000)	$(3,446,000)	$(71,000)
Add:
Depreciation and amortization - consolidated properties	1,574,000	—	3,330,000	—

FFO	$154,000	$(71,000)	$(116,000)	$(71,000)

Weighted-average number of shares outstanding — basic and diluted	5,990,009	22,866	4,212,080	22,437

Subsequent Events

Status of our Offering

As of October 31, 2007, we had received and accepted subscriptions in our Offering for 7,189,315 shares of our common stock, or $71,823,000, excluding shares issued under the DRIP.

Unsecured Note Payable to Affiliate

On October 17, 2007, we repaid the remaining outstanding principal and accrued interest on the $5,400,000, 6.85% unsecured note with NNN Realty Advisors entered into on August 29, 2007.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia for a loan in the principal amount of up to $10,000,000 which matures on November 1, 2008, or the Wachovia Loan. The Wachovia Loan is secured by a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, L.P., (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. and (iii) 100% of our ownership interests in entities acquiring properties in the future if financed in part by the Wachovia Loan. The Wachovia Loan has an option to extend for one year subject to satisfaction of certain conditions. On November 1, 2007, we used $3,122,000 (net of closing costs of $73,000) from $3,195,000 in borrowings under the Wachovia Loan agreement in connection with the acquisition of the El Dorado property.

Property Acquisition

On November 2, 2007, we acquired the El Dorado property for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of a loan secured by the property in the principal amount of $13,600,000 with an unpaid principal balance of $13,600,000, and $3,122,000 in cash proceeds (net of closing costs of $73,000) from $3,195,000 in borrowings under the Wachovia Loan (see above), with the balance provided from funds raised from our Offering. The secured loan matures on December 1, 2016 and bears interest at a rate of 5.68% per annum. An acquisition fee of $540,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2006 Annual Report on Form 10-K, as filed with the SEC.

The table below presents, as of September 30, 2007, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed rate debt	$96,000	$2,591,000	$415,000	$437,000	$462,000	$94,370,000	$98,371,000	*
Average interest rate on maturing debt	5.30%	6.62%	5.30%	5.30%	5.30%	5.54%	5.56%	—

*	The estimated fair value of our mortgage loan payables was $92,613,000 as of September 30, 2007. The estimated fair value of the $2,200,000 unsecured note payable to an affiliate is not determinable due to the related party nature of the note.

As of September 30, 2007, our debt consisted of six mortgage loan payables in the principal amount of $96,171,000 at a weighted-average effective interest rate of 5.53% per annum and one $2,200,000 unsecured note payable to an affiliate at a fixed rate of 6.85% per annum.

An increase in the variable interest rate on the line of credit constitutes a market risk. As of September 30, 2007, we have no borrowings under the line of credit.

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

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our disclosure controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of September 30, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, we had received and accepted subscriptions for 6,564,846 shares of our common stock, or $65,585,000. As of September 30, 2007, a total of $746,000 in distributions were reinvested and 78,543 shares were issued under the DRIP.

As of September 30, 2007, we have incurred marketing support fees of $1,640,000, selling commissions of $4,551,000 and due diligence expense reimbursements of $111,000. We have also incurred offering expenses of $985,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our Offering.

As of September 30, 2007, we have used $54,426,000 in proceeds from our Offering to purchase our six properties and repay debt incurred in connection with such acquisitions.

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

NNN Apartment REIT, Inc. (Registrant)

November 8, 2007 Date	By:	/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr. Chief Executive Officer and President (principal executive officer)

November 8, 2007 Date	By:	/s/ SHANNON K S JOHNSON Shannon K S Johnson Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.2 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
3.4	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
10.1	Purchase and Sale Agreement by and between Braemar Housing Limited Partnership and Triple Net Properties, LLC entered into as of April 26, 2007 (included as Exhibit 10.1 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.2	Assignment and Assumption of Real Estate Purchase Agreement by and between Triple Net Properties, LLC and Apartment REIT Residences at Braemar, LLC as of June 29, 2007 (included as Exhibit 10.2 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.3	Loan Assumption and Modification Agreement by and between Apartment REIT Residences at Braemar, LLC, and Transamerica Occidental Life Insurance Company and is joined by Braemar Housing Limited Partnership, et al. made and entered into and effective as of June 29, 2007 (included as Exhibit 10.3 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.4	Secured Promissory Note issued by Braemar Housing Limited Partnership in favor of Transamerica Occidental Life Insurance Company dated May 25, 2005 (included as Exhibit 10.4 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.5	Deed of Trust, Security Agreement and Fixture Filing made and given by Braemar Housing Limited Partnership to J. Lindsay Stradley, Jr. as Trustee for Transamerica Occidental Life Insurance Company as of March 25, 2005 (included as Exhibit 10.5 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.6	Absolute Assignment of Leases and Rents by Braemar Housing Limited Partnership in favor of Transamerica Occidental Life Insurance Company dated May 25, 2005 (included as Exhibit 10.6 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.7	Supplemental Carveout Guarantee and Indemnity Agreement by NNN Apartment REIT, Inc. in favor of Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.7 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.8	Supplemental Environmental Indemnity Agreement by Apartment REIT Residences at Braemar, LLC and NNN Apartment REIT, Inc. in favor of Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.8 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.9	Assignment and Subordination of Management Agreement by Apartment REIT Residences at Braemar, LLC, Triple Net Properties Realty, Inc. and Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.9 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.10	Unsecured Promissory Note dated June 29, 2007 issued by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. (included as Exhibit 10.10 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.11	Amendment Letter regarding Credit Agreement dated July 10, 2007 by and among NNN Apartment REIT Holdings, L.P., NNN Apartment REIT, Inc., Wachovia Bank, National Association and LaSalle Bank National Association (included as Exhibit 10.1 to our Form 8-K filed July 13, 2007 and incorporated herein by reference)

10.12		Amendment Letter regarding Mezzanine Credit Agreement dated July 10, 2007 by and among NNN Apartment REIT Holdings, L.P., NNN Apartment REIT, Inc. and Wachovia Bank, National Association (included as Exhibit 10.2 to our Form 8-K filed July 13, 2007 and incorporated herein by reference)
10.13		Sale Agreement by and between Triple Net Properties, LLC and Bay Point Resort Corpus Christi, L.P., dated June 8, 2007 (included as Exhibit 10.1 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.14		Amendment to Sale Agreement by and between Triple Net Properties, LLC and Bay Point Resort Corpus Christi, L.P., dated June 14, 2007 (included as Exhibit 10.2 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.15		Sale Agreement Assignment by Triple Net Properties, LLC to Apartment REIT Bay Point Resort, LLC, dated August 1, 2007 (included as Exhibit 10.3 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.16		Fixed+1 Multifamily Note issued by Apartment REIT Bay Point Resort, LLC in favor of PNC ARCS, LLC, dated August 1, 2007 (included as Exhibit 10.4 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.17		Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by Apartment REIT Bay Point Resort, LLC to PNC ARCS, LLC, dated August 1, 2007 (included as Exhibit 10.5 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.18		Unsecured Promissory Note issued by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated August 1, 2007 (included as Exhibit 10.6 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.19		Fixed+1 Multifamily Note issued by Apartment REIT Park at North Gate, LP, in favor of PNC ARCS, LLC, dated August 1, 2007 (included as Exhibit 10.7 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.20		Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by Apartment REIT Park at North Gate, LP to PNC ARCS, LLC, dated August 1, 2007 (included as Exhibit 10.8 to our Form 8-K filed August 7, 2007 and incorporated herein by reference)
10.21		Purchase and Sale Agreement by and between FS Towne Crossing, Ltd. and Triple Net Properties, LLC, dated February 21, 2007 (included as Exhibit 10.1 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.22		Reinstatement of and First Amendment to and Joinder and Ratification of Purchase and Sale Agreement by and among FS Towne Crossing, L.P., Fountain Green, L.C. and Triple Net Properties, LLC, date June 8, 2007 (included as Exhibit 10.2 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.23		Assignment and Assumption of Real Estate Purchase Agreement by and between Triple Net Properties, LLC and Apartment REIT Towne Crossing, LP, dated August 29, 2007 (included as Exhibit 10.3 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.24		Assumption Agreement by and among FS Towne Crossing, L.P., Bowler Holdings, L.C., Fountain Green, L.C., Apartment REIT Towne Crossing, LP, and the Federal Home Loan Mortgage Corporation, dated August 29, 2007 (included as Exhibit 10.4 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.25		Multifamily Note by FS Towne Crossing, L.P. in favor of Keycorp Real Estate Capital Markets, Inc., dated October 31, 2005 (included as Exhibit 10.5 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.26		Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, by FS Towne Crossing, L.P. in favor of Keycorp Real Estate Capital Markets, Inc., dated October 31, 2005 (included as Exhibit 10.6 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.27		Guaranty by NNN Apartment REIT, Inc. for the benefit of Federal Home Loan Mortgage Corporation, dated August 28, 2007 (included as Exhibit 10.7 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
10.28		Unsecured Promissory Note issued by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated August 29, 2007 (included as Exhibit 10.8 to our Form 8-K filed August 31, 2007 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.