Form 10-K
period 2007-12-31
Grubb & Ellis Apartment REIT, Inc.
filed 2008-03-28
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52612

GRUBB & ELLIS APARTMENT REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-3975609 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 5,293,828 shares of common stock outstanding held by non-affiliates of the registrant. No established market exists for the registrant’s shares of common stock.

As of March 14, 2008, there were 9,948,488 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

OUR COMPANY

Grubb & Ellis Apartment REIT, Inc. (formerly known as NNN Apartment REIT, Inc.), a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P. (formerly known as NNN Apartment REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC (formerly known as NNN Apartment REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), is the managing member of our advisor. The Advisory Agreement had an initial one-year term that expired on July 18, 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. On June 12, 2007, our board of directors and our advisor approved the renewal of the Advisory Agreement for an additional one-year term, which expires on July 18, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp. changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively.

Developments during 2007 and 2008

•	On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders. The increased distribution began with the March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to stockholders on a monthly basis.

•	On November 1, 2007, we entered into a loan agreement with Wachovia Bank, National Association, or Wachovia, for a loan in the principal amount of up to $10,000,000, or the Wachovia Loan, which matures on November 1, 2008 and has an option to extend for one year subject to satisfaction of certain conditions.

•	As of December 31, 2007, we owned interests in six properties in Texas consisting of 1,819 apartment units, one property in North Carolina consisting of 160 apartment units, and two properties in Virginia consisting of 394 apartment units for a total of 2,373 apartment units.

•	As of March 14, 2008, we had received and accepted subscriptions in our Offering for 9,710,660 shares of our common stock, or $97,015,000, excluding shares issued under the DRIP.

Our Structure

The following is a summary of our organizational structure as of December 31, 2007:

Grubb & Ellis Company
(sponsor)
100%
NNN Realty Advisors, Inc.
100%
100%
100%
100%
64% Nonmanaging Member
Grubb & Ellis Realty Investors, LLC
Triple Net Properties Realty, Inc. (property manager)
Grubb & Ellis Residential Management, Inc. (property manager)
Grubb & Ellis Securities, Inc. (dealer manager)
Grubb & Ellis Apartment Management, LLC
50% Managing Member
25% Nonmanaging Member
Dealer Manager Agreement
Property Management Agreements
General Public
ROC REIT Advisors, LLC
25% Non managing Member
Grubb & Ellis Apartment REIT Advisor, LLC (advisor)
Advisory Agreement
22,223 shares
Grubb & Ellis Apartment REIT, Inc. (REIT)
General Partner 99.99%
Limited Partner 0.01%
Grubb & Ellis Apartment REIT Holdings, L.P. (operating partnership)
Walker Ranch Apartments Homes
Residences at Braemar
Baypoint Resort
Villas of El Dorado
Hidden Lake Apartment Homes
Park at Northgate
Towne Crossing Apartments
The Heights at Old Towne
The Myrtles at Old Towne

The following is a summary of entities affiliated with our advisor as of December 31, 2007:

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and the telephone number is (714) 667-8252. Our sponsor maintains a web site at www.gbe-reits.com at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at www.gbe-reits.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

Our objective is to acquire quality apartment communities so we can provide our stockholders with:

•	stable cash flow available for distribution;

•	preservation and protection of capital; and

•	growth of income and principal without undue risk.

Additionally, we intend to:

•	invest in income producing real property generally through equity investments in a manner which permits us to qualify as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the ultimate sale of our properties.

We cannot assure our stockholders that we will attain these objectives or that our capital will not decrease. Our board of directors may change our investment objectives if it determines it is advisable and in the best interests of our stockholders.

Decisions relating to the purchase or sale of investments are made by our advisor, subject to the oversight and approval by our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance for a description of the background and experience of our directors and officers, as well as the officers of our advisor.

Business Strategies

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the United States, or U.S., Census Bureau, nearly one half of total U.S. population growth between 2000 and 2030 will occur in three states: Florida, California and Texas, with each state gaining more than 12 million people in total during that period. Included in the top five growth states are Arizona and North Carolina, projected to add 5.6 million and 4.2 million people, respectively.

We focus on property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profiles and choose to rent an apartment rather than buy a home because of their life circumstances. For example, tenants may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes or they may be service employees who have recently moved to the area and chosen not to make a long-term commitment to the area because of the itinerant nature of their employment. Tenants may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flow to our stockholders as well as increasing the value of our properties.

Fluctuations in interest rates and the economy can benefit our business model by making it more difficult for many people to buy a home, especially a first home. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that in the future it may be possible to raise rents and decrease rental concessions at apartment communities we acquire.

Leveraging the Experience of Our Management

We believe that a critical factor for success in property acquisitions lies in possessing the flexibility to move quickly when an opportunity presents itself to buy or sell a property. We believe that employing highly qualified industry professionals will allow us to better achieve this objective.

Each of our key executives has considerable experience building successful real estate companies. As an example, Stanley J. Olander, our chief executive officer, president and chairman of the board, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for more than 25 years, and previously served as president and chief financial officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone. Likewise, Gus G. Remppies, our executive vice president and chief investment officer, and David L. Carneal, our executive vice president and chief operating officer, are the former chief investment officer and chief operating officer, respectively, of Cornerstone, where they oversaw the growth of that company.

Decisions relating to the purchase or sale of properties are made by our advisor subject to oversight and approval by our board of directors.

Our board of directors has established written policies on investment objectives and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our board of directors generally may change our policies or investment objectives at any time without a vote of our stockholders. The independent directors will review our investment policies at least annually to determine that our policies are in the best interests of our stockholders and will set forth their determinations in the minutes of our board of directors meetings. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and may be changed at any time.

Acquisition Strategies

Types of Investments

We invest primarily in Class A apartment communities. To the extent that it is in the best interests of our stockholders, we strive to invest in a geographically diversified portfolio of apartment communities that will satisfy our primary investment objectives of providing our stockholders with stable cash flow, preservation of capital and growth of income and principal without undue risk. Because a significant factor in the valuation of income-producing real estate is their potential for future income, the majority of properties we acquire will have both the potential for growth in value and providing cash distributions to stockholders.

We typically acquire properties with cash and mortgage or other debt, but we may acquire properties free and clear of mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our operating partnership. With respect to properties purchased on an all-cash basis, if favorable financing terms are available, we may later incur mortgage indebtedness by obtaining loans secured by selected properties. The proceeds from such loans would be used to acquire additional properties and increase our cash flow.

We anticipate that 88.5% of offering proceeds, excluding acquisition fees and expense reimbursements of up to 6.0% of the purchase price of the properties, will be used to acquire real estate and the balance will be used to pay various fees and expenses.

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual asset. As of December 31, 2007, our aggregate borrowings were 71.7% of all of our properties’ and real estate related securities’ combined fair market values due to short-term financing we incurred to purchase our two most recently acquired properties.

Although our focus is on apartment communities, our charter and bylaws do not preclude us from acquiring other types of properties. We may acquire other real estate assets, including, but not limited to, income producing commercial properties such as retail shopping centers and office buildings. The purchase of any apartment community or other property type will be based upon the best interests of our company and our stockholders as determined by our board of directors. Regardless of the mix of properties we may own, our primary business objectives are to maximize stockholder value by acquiring apartment communities that have strong, stable cash flows and growth potential and to preserve capital.

We may also invest in real estate related securities.

We do not intend to enter into purchase and sale-leaseback transactions, under which we would purchase a property from an entity and lease the property back to such entity under a net lease. Additionally, we do not intend to purchase interests in hedge funds.

Acquisition Standards

We generally invest in metropolitan areas that are projected to have population growth rates in excess of the national average and that we believe will continue to perform well economically over time. While our acquisitions are not limited to any state or geographic region, we intend to capitalize on income opportunities that may result from shifts of population and assets. Areas and states we will especially focus on include, but are not limited to, Florida, Texas, Nevada, and other metropolitan areas in the mid-Atlantic, southeast and southwest regions of the United States that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth.

Our primary investment focus is on existing Class A apartment communities that produce immediate income. However, we may acquire newly developed communities with some risk related to non-rented space if we believe the investment will result in long-term benefits for our stockholders. We generally purchase newer properties, less than five years old, with reduced capital expenditure requirements and high occupancy rates. However, we may purchase older properties, including properties that need capital improvements or lease-up to maximize their value and enhance stockholder returns. These properties may have short-term decreases in income during the lease-up or renovation phase, but will only be acquired if management believes in the long-term growth potential of the investment after completing such lease-up or renovations. We do not anticipate a significant focus on such properties.

We seek to acquire well located and well constructed properties where the average income of the tenants generally exceeds the average income for the metropolitan area in which the community is located. All of our anticipated apartment communities will lease to their tenants under similar lease terms, which range from month-to-month to 12 month leases. We believe that the relatively short lease terms that are customary in most markets may allow us to aggressively raise rental rates in appropriate circumstances.

We may also consider purchasing apartment communities that include land or development opportunities as part of the purchase package. Such acquisitions will be no more than 10.0% of our aggregate portfolio value, and our intent is to transfer development risks to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy. Further, such acquisitions would require special consideration by our board of directors because of their increased risk and their potential to represent purchasing conflicts for and between other of our affiliate entities for whom these purchases would be more appropriate given their portfolio allowances for the assumption of more risk.

While real estate investing involves considerable risk, the owners and officers of our advisor possess considerable experience in the apartment housing sector, which we believe helps enable us to identify appropriate properties to meet our objectives and goals. Overall, we focus on providing our stockholders with stable cash flow and income, a stable asset base and a strategy for growth consistent with preservation of capital.

We believe that our strategy for apartment community acquisitions will benefit our stockholders for the following reasons:

•	We seek to preserve capital through selective acquisitions and professional management, whereby we intend to increase rental rates, maintain high occupancy rates, reduce tenant turnover, make value-enhancing and income producing capital improvements, where appropriate, and control operating costs and capital expenditures.

•	We seek to acquire premier Class A apartment properties in growth markets, at attractive prices relative to replacement cost, that provide the opportunity to improve operating performance through professional management, marketing and selective leasing and renovation programs.

•	We seek to acquire apartment communities at favorable prices and obtain immediate income from tenant rents, with the potential for appreciation in value over time.

We believe, based on our advisor’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors, including a property’s:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	the general credit quality of current and potential tenants;

•	the potential for rent increases;

•	the interest rate environment;

•	potential for economic growth;

•	the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.

Our advisor has substantial discretion with respect to the selection of specific properties, subject to the oversight and approval of our board of directors.

We will not close the acquisition of any property unless and until we obtain an environmental assessment, a minimum of Phase I review, for each potential property to be acquired and are generally satisfied with the environmental status of the property, as determined by our advisor.

We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay us in cash a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

In determining whether to acquire a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not acquired, and is normally credited against the purchase price if the property is acquired.

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including size and location. In addition, the cost of a property will vary based on the amount of debt we incur in connection with financing the acquisition. If we do not raise significant proceeds from our Offering, we may not be able to acquire a diversified portfolio of properties. If we raise significant proceeds from our Offering, we will likely acquire a substantial number of properties; however, it is difficult to predict with precision the actual number of properties that we will actually acquire because the purchase prices of properties varies widely and our investment in each will vary based on the amount of leverage we incur.

Property Acquisition

We primarily acquire real property through wholly-owned subsidiaries of our operating partnership. In addition to fee simple interests, we may acquire properties subject to long-term ground leases. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a real property.

We may commit to acquire properties subject to completion of construction in accordance with terms and conditions specified by our advisor. In such cases, we will be obligated to acquire the property at the completion of construction, provided that (1) the construction conforms to definitive plans, specifications and costs approved by us in advance and embodied in the construction contract and (2) an agreed upon percentage of the property is leased. We will receive a certificate from an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. Our intent is to transfer development risk to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy

If remodeling is required prior to the acquisition of a property, we will pay a negotiated maximum amount either upon completion or in installments commencing prior to completion. Such amount will be based on the estimated cost of such remodeling. In such instances, we will also have the right to review the seller’s books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, an adjustment in purchase price may be negotiated.

We are not specifically limited in the number or size of properties we may acquire or on the percentage of net proceeds of our Offering which we may invest in a single property. The number and mix of properties we acquire depends upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and the amount of proceeds we raise in our Offering.

Joint Venture Investments

We may invest in general partnerships and joint venture arrangements with other real estate programs formed by, sponsored by or affiliated with our advisor or an affiliate of our advisor if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with non-affiliated third parties by following the general procedures to obtain board of director approval of an acquisition. However, we will not acquire interests in properties that are the subject of tenant-in-common syndications.

We will invest in general partnerships or joint venture arrangements with our advisor and its affiliates only when:

•	there are no duplicate property management or other fees;

•	each entity’s investment is on substantially the same terms and conditions; and

•	we have a right of first refusal if our advisor or its affiliates wish to sell its interest in the property held in such arrangement.

We may invest in general partnerships or joint venture arrangements with our advisor and its affiliates to allow us to increase our equity participation in such venture as additional proceeds of our Offering are received, with the result that we will own a larger equity percentage of the property. In addition, we will have the right to enter into joint venture arrangements with entities unaffiliated with our advisor and its affiliates.

There is a potential risk that we or our joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the outcome of the decision with respect to such matter. Furthermore, we cannot assure our stockholders that we will have sufficient financial resources to exercise any right of first refusal.

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

While it is our intention to hold each property we acquire for a minimum of four years, circumstances might arise which could result in the early sale of some properties. A property may be sold before the end of the expected holding period if:

•	in the judgment of our advisor, the value of a property might decline substantially;

•	an opportunity has arisen to improve other properties;

•	we can increase cash flow through the disposition of the property; or

•	in our judgment, the sale of the property is in our best interests and the best interests of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. The selling price of a property is determined in large part by the amount of rent payable under the gross leases for the property. If a tenant has a repurchase option at a formula price or if operating expenses increase without a commensurate increase in rent under our gross leases, we may be limited in realizing any appreciation.

When appropriate to minimize our tax liabilities, we may structure the sale of a property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general policy will be to reinvest in additional properties from the sale, financing, refinancing or other disposition proceeds from properties that represent our initial investment in such property or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flow derived from such assets to pay distributions to our stockholders.

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

In connection with a sale of a property, our general preference will be to obtain an all-cash sales price. However, we may take a purchase money obligation secured by a mortgage on the property as partial payment. There are no limitations or restrictions on our taking such purchase money obligations. The terms of payment upon sale will be affected by industry custom in the area in which the property being sold is located and the then prevailing economic conditions. To the extent we receive notes, securities or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sales proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of. Thus, the distribution of the proceeds of a sale to our stockholders, to the extent contemplated by our board of directors, may be delayed until such time. In such cases, we will receive payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

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

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operation. As of December 31, 2007, our aggregate borrowings were 71.7% of all of our properties’ and real estate related securities’ combined fair market values due to short-term financing we incurred to purchase our two most recently acquired properties.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. The maximum amount of such borrowings in relation to our net assets will not exceed 300.0%, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75.0% of the sum of (1) the aggregate cost of our properties before non-cash reserves and depreciation and (2) the aggregate cost of our securities assets.

As a result of the acquisition of our first two properties on October 31, 2006 and December 28, 2006, our leverage exceeded 300.0%. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a further discussion. In connection with each of these acquisitions, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0%, in accordance with our charter. Our board of directors determined that for each acquisition, the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of December 31, 2007, our leverage did not exceed 300.0%.

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

BOARD REVIEW OF OUR INVESTMENT OBJECTIVES AND POLICIES

As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) our borrowings have enabled us to purchase assets and earn rental income more quickly than otherwise would be possible, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

TAX STATUS

We made an election to be taxed as a REIT for fiscal year 2006 under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to continue to be taxed as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our results of operations and net cash available for distribution to our stockholders.

DISTRIBUTION POLICY

In order to qualify as a REIT, we are required to distribute at least 90.0% of our annual ordinary taxable income to our stockholders. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions for a further discussion on distribution rates approved by our board of directors.

COMPETITION

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources. We face competition from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. Overbuilding of apartment communities may occur in geographic markets where our properties are located. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.

We also face competition for real estate investment opportunities. These competitors may be other REITs and other entities that have substantially greater financial resources than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

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

Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.

Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Residents. Some of our residents may handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these residents, and potentially us, to liability resulting from such activities. We require our residents, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

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

EMPLOYEES

We have no employees and our executive officers are all employees of affiliates of our advisor. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. Our executive officers and key employees of affiliates of our advisor are compensated by affiliates of our advisor and will not receive any compensation from us for their services. However, our executive officers and key employees of affiliates of our advisor will be eligible for awards under our 2006 Incentive Award Plan. As of December 31, 2007, no awards had been granted to our executive officers or our advisor’s key employees under this plan.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Limited Operating History

We and our advisor have limited business operations, which makes our future performance and the performance of an investment in our common stock difficult to predict.

We were incorporated and our advisor was organized in December 2005. We and our advisor have limited operating histories. Our business is subject to the risks inherent in the establishment of a new business enterprise, including an inability to raise proceeds in our Offering, to implement our investment strategy and being unable to adequately manage our operations and growth. Because we and our advisor were only recently formed and have engaged in limited operations, we can provide our stockholders with only limited financial information with respect to us or our advisor or any properties that would be available from an institution with a history of operations. Therefore, our future performance and the performance of an investment in our common stock are difficult to predict. We cannot assure our stockholders that we will ever operate profitably.

We have only identified ten specific investments to make with the net proceeds as of March 28, 2008.

As of March 28, 2008, we have purchased nine real estate properties and have only identified one additional potential property to acquire. Other than these ten properties, our stockholders are unable to evaluate the manner in which the net proceeds are invested and the economic merits of our investments prior to purchasing shares of our common stock. Additionally, our stockholders do not have the opportunity to evaluate the transaction terms or other financial or operational data concerning other investment properties or real estate related securities.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

Our stockholders must rely on our advisor and board of directors to evaluate our investment opportunities; and our advisor may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real estate or real estate related securities made using the proceeds of our Offering will produce a return on investment or will generate cash flow to enable us to make distributions to our stockholders.

We face competition from other apartment communities and for other investment opportunities, which may limit our profitability and returns to our stockholders.

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

We also face competition for other investment opportunities. These competitors may be other REITs and other entities that have substantially greater financial resources than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

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

Limited Working Capital

We have limited sources of working capital and may not be able to obtain capital on acceptable terms or at all, decreasing the value of your investment.

We may not be able to fund our working capital needs. As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders in each taxable year. However, depending on the size of our operations, we will require a minimum amount of capital to fund our daily operations. We may have to obtain financing from either affiliated or unaffiliated sources to meet such cash needs. This financing may not be available to us on acceptable terms or at all, which could adversely affect our operations and decrease the value of your investment in us.

Lack of Investment Diversification

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

A lack of diversity in the properties in which we invest could increase risk to our stockholders. If we fail to raise significant proceeds under our Offering, we will not be able to purchase a diverse portfolio of properties and may only be able to purchase a limited number of properties. In that event, our performance will depend directly on the success of those limited number of properties. Adverse conditions at those limited number of properties or in the location in which the properties exist would have a direct negative impact on our performance.

Acquisition Risks

Our inability to obtain funding for acquisitions could prevent us from realizing our objectives and would adversely impact the distributions we pay to our stockholders and the value of an investment in shares of our common stock.

We may not be able to obtain financing to acquire additional properties, which would limit the number of properties we could acquire and subject an investment in our common stock to further risk. As a REIT, we are required to distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties depends on our ability to obtain debt or equity financing from third parties or the sellers of properties.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms, if at all. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital.

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

Furthermore, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity.

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

Distributions May be Paid with Offering Proceeds or Borrowed Funds and May Include a Return of Capital

We may not have sufficient cash available from operations to pay distributions. As a result, distributions may be paid with offering proceeds or borrowed funds and may include a return of capital.

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. During the early stages of our operations, we may not have sufficient cash available from operations to pay distributions. Therefore, we may need to use proceeds from our Offering or borrow funds to make cash distributions in order to maintain our status as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital.

On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders beginning with the March 2007 monthly distribution, which was paid on April 15, 2007. For the year ended December 31, 2007, we paid distributions of $3,115,000, of which $2,195,000 was paid from cash flow from operations for the period. The distributions paid in excess of our cash flow from operations was paid using proceeds from our Offering. As of December 31, 2007, we had an amount payable of $353,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of December 31, 2007, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We have not paid distributions with funds from operations, or FFO. For the year ended December 31, 2007, our FFO was $(194,000).

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

The per-share offering price of our common stock has been arbitrarily established by us and may not reflect the true value of shares of our common stock; therefore stockholders may have paid more for a share of our common stock than such share is actually worth.

If we were to list the shares of our common stock on a national securities exchange or national market system, the share price of our common stock might drop below our stockholder’s original investment. Our stockholders should not assume that the per share offering price of our common stock reflects the intrinsic or realizable value of the common stock or otherwise reflects our value, earnings or other objective measures of worth.

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

Many of our officers and non-independent directors and our advisor’s officers have conflicts of interest in managing our business and properties. Thus, they may make decisions or take actions that do not solely reflect our stockholders’ interests. Our officers and directors and the owners and officers of our advisor are also involved in the advising and ownership of other REITs and various real estate entities, which may give rise to conflicts of interest. In particular, certain of the owners and officers of our advisor are involved in the management and advising of Grubb & Ellis Realty Investors, G REIT Liquidating Trust (successor of G REIT, Inc.), T REIT Liquidating Trust (successor of T REIT, Inc.), NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and Grubb & Ellis Healthcare REIT, Inc. They may compete with us for the time and attention of these executives, as well as other private entities that may compete with us or otherwise have similar business interests. Additionally, some of our officers and directors are also owners and officers of our advisor and affiliates of our advisor with whom we do business.

Stanley J. Olander, Jr. is our chief executive officer, president and chairman of the board of our company; the chief executive officer and president of our advisor; the executive vice president, Multifamily Division of Grubb & Ellis and the president and chairman of the board of Residential Management. Mr. Olander owns less than 1.0% of the common stock of our sponsor. Mr. Olander is also a member of ROC REIT Advisors, LLC, or ROC REIT Advisors, which owns a 25.0% membership interest in our advisor.

David L. Carneal is our executive vice president and chief operating officer and the executive vice president and chief operating officer of our advisor. Mr. Carneal is also a member of ROC REIT Advisors.

Mr. Carneal owns less than 1.0% of the common stock of our sponsor. Mr. Carneal also serves as executive vice president of Residential Management.

Gus G. Remppies is our executive vice president and chief investment officer and the executive vice president and chief investment officer of our advisor. Mr. Remppies is also a member of ROC REIT Advisors. Mr. Remppies owns less than 1.0% of the common stock of our sponsor. Mr. Remppies also serves as executive vice president of Residential Management.

Scott D. Peters is our executive vice president and a director; the executive vice president and chief financial officer of our advisor; the chief executive officer, president and a director of our sponsor; the chief executive officer, president and chairman of the board of NNN Realty Advisors; and the chief executive officer of Grubb & Ellis Realty Investors. Mr. Peters is also a member of Grubb & Ellis Apartment Management, LLC, which owns a 25.0% membership interest in our advisor. Mr. Peters owns approximately 2.0% of the common stock of our sponsor. Mr. Peters also serves as a director of Residential Management.

Shannon K S Johnson is our chief financial officer and a financial reporting manager of Grubb & Ellis Realty Investors. Ms. Johnson owns less than 1.0% of the common stock of our sponsor.

Andrea R. Biller is our secretary; the general counsel of our advisor; the general counsel, executive vice president and secretary of our sponsor; the general counsel, executive vice president, secretary and a director of NNN Realty Advisors; and the general counsel and executive vice president of Grubb & Ellis Realty Investors. Ms. Biller owns less than 1.0% of the common stock of our sponsor. Ms. Biller is also a member of Grubb & Ellis Apartment Management, LLC.

As officers, directors, managers and partial owners of entities with which we do business or with interests in competition with our own interests, these individuals experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our advisor and their affiliated entities. These conflicts of interest could limit the time and services that some of our officers devote to our company and the affairs of our advisor, because they will be providing similar services to Grubb & Ellis, NNN Realty Advisors, Grubb & Ellis Realty Investors, G REIT Liquidating Trust, T REIT Liquidating Trust, Grubb & Ellis Healthcare REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and other real estate entities.

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

Any existing or future agreements between us and our advisor, our dealer manager or their affiliates were not and will not be reached through arm’s-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Advisory Agreement, the Dealer Manager Agreement, the property management agreements with Realty and Residential Management and the terms of the compensation to our advisor and our dealer manager were not arrived at through arm’s-length negotiations. The terms of such agreements and compensation may not solely reflect our stockholders’ interests and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements. For example, the asset management fee payable to our advisor is based upon our average invested assets, including any property-related debt, which could influence the amount of portfolio leverage our advisor recommends to our board of directors.

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

The risk associated with an investment in shares of our common stock depends upon, among other factors, the amount of debt we incur. We intend to continue to incur indebtedness in connection with our acquisition of properties. We may also borrow for the purpose of maintaining our operations or funding our working capital needs. Lenders may require restrictions on future borrowings, distributions and operating policies. We also may incur indebtedness if necessary to satisfy the federal income tax requirement that we distribute at least 90.0% of our taxable income (excluding net capital gains) to our stockholders in each taxable year. We may incur debt up to 300.0% of our net assets, or more if such excess in borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-case reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of (1) the aggregate cost of our real property investments before non-cash reserves and depreciation and (2) the aggregate cost of our investments in real estate related securities.

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

We may incur indebtedness secured by our properties, which subjects those properties to foreclosure.

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

Higher interest rates could increase debt service requirements on variable rate debt and could reduce the amounts available for distribution to our stockholders. Additionally, such change in economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

To the extent we borrow at fixed rates or enter into fixed interest rate swaps we will not benefit from reduced interest expense if interest rates decrease.

We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. To the extent we borrow at fixed rates or enter into fixed interest rate swaps we will not benefit from reduced interest expense if interest rates decrease.

Restrictions on Share Repurchase Plan

Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase plan, and repurchases are made at our sole discretion.

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

In addition, our board of directors authorized, without stockholder approval, the DRIP in connection with our Offering, involving the issuance of additional shares of our common stock by us at $9.50 per share of common stock. Shares sold pursuant to the DRIP are dilutive to the value of the stockholders’ investments.

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

Our failure to continue to qualify as a REIT would subject us to corporate income tax and would materially impact our earnings.

We intend to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualifying as a REIT requires us to meet several tests regarding the nature of our assets and income on an ongoing basis. A number of the tests established to qualify as a REIT for tax purposes are factually dependent. Therefore, our stockholders should be aware that while we intend to continue to qualify as a REIT, it is not possible at this stage to assess our ability to satisfy these various tests. Therefore, we cannot assure our stockholders that we will in fact continue to qualify as a REIT.

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

SEC Investigation of Triple Net Properties, LLC

The ongoing SEC investigation of Triple Net Properties, LLC could adversely impact our advisor’s ability to perform its duties to us.

On September 16, 2004, Triple Net Properties, LLC learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff has requested information from Triple Net Properties, LLC relating to disclosure in certain public and private securities offerings sponsored by Triple Net Properties, LLC and its affiliates during 1998 through 2004, or the Triple Net securities offerings. The SEC Staff also has requested information from NNN Capital Corp., the dealer manager for the Triple Net securities offerings and the dealer manager for our Offering. The SEC Staff has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents from each of Triple Net Properties and NNN Capital Corp.

Triple Net Properties and NNN Capital Corp., are engaged in settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to risk that the SEC Staff may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our advisor’s ability to conduct our Offering. Additionally, any resolution of this matter that reflects negatively on the reputation of Triple Net Properties or NNN Capital Corp., could materially and adversely affect the willingness of potential investors to invest in our Offering. The matters that are subject of this investigation could also give rise to claims against Triple Net Properties by investors in its programs. As this time, Triple Net Properties cannot assess the outcome of the investigation by the SEC. The SEC investigation could adversely impact our advisor’s ability to perform its duties to us, because our advisor is controlled by Triple Net Properties.

Risks Related to Our Advisor and its Affiliates

Our ability to operate profitably depends upon the ability of our advisor and its management team.

We rely on our advisor to manage our business and assets. Our advisor makes all decisions with respect to our day-to-day management. Thus, the success of our business depends in large part on the ability of our advisor to manage us. Any adversity experienced by our advisor or problems in our relationship with our advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders.

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

We depend on our advisor to retain its key executives. Our advisor’s key executives are Stanley J. Olander, Jr., Gus G. Remppies, David L. Carneal, Scott D. Peters, Andrea R. Biller, and Shannon K S Johnson. The loss of any or all of Messrs. Olander, Remppies, Carneal or Peters or Ms. Biller or Ms. Johnson, and our advisor’s inability to find, or any delay in finding, a replacement with equivalent skill and experience, could adversely impact our ability to acquire properties and the operation of our properties.

Our advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to make investments or pay distributions.

In the past, Grubb & Ellis Realty Investors or its affiliates have, in certain circumstances, deferred or forgiven fees and loan payables by programs sponsored or managed by Grubb & Ellis Realty Investors. Our advisor and its affiliates, including our sponsor, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to make investments or pay distributions.

Advisor’s Broad Discretion in Allocating Proceeds

Stockholders have little, if any, control over how the proceeds from our Offering are spent.

Our advisor is responsible for our day-to-day management and has broad discretion over the use of proceeds from our Offering. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of the day-to-day management to our advisor, who manages us in accordance with the Advisory Agreement. In addition, our advisor may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services, and our stockholders should note that such contractors have no fiduciary duty to them and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

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

Joint Venture Arrangements

Any joint venture arrangements may not solely reflect our stockholders’ best interests.

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

Possible Adverse Consequences of Limits on Ownership and Transfer of Our Shares of Our Common Stock

The limitation on ownership of our common stock prevents a stockholder from acquiring more than 9.9% of our stock or more than 9.9% of our common stock and may force him or her to sell stock back to us.

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

Potential Anti-Takeover Effects

Limitations on share ownership and transfer may deter a sale of our common stock in which our stockholders could profit.

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

Dilution

Upon investment in our common stock, our stockholders experience an immediate dilution of $1.00 per share.

The offering price for our common stock is $10.00 per share. After the payment of selling commissions, marketing allowance and accountable due diligence expense reimbursement, we receive $9.00 per share. As a result of these expenses, our stockholders experience immediate dilution of $1.00 in book value per share or 10.0% of the offering price, not including other organizational and offering expenses. Other organizational and offering expenses include advertising and sales expenses, legal and accounting expenses, printing costs, formation costs, SEC, Financial Industry Regulatory Authority, or FINRA, and blue sky filing fees, investor relations and other administrative expenses. We estimate the organizational and offering expenses equal approximately 1.5% of the gross proceeds of our Offering. To the extent that our stockholders do not participate in any future issuance of our securities, they experience dilution of their ownership percentage.

Several dilutive potential events could cause the fair market and book value of an investment in our common stock to decline.

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

Our Seller Financing may Delay Liquidation or Reinvestment

Our stockholders may not receive any profits resulting from the sale of our properties, or receive such profits in a timely manner, because we may provide financing for the purchaser of such properties.

Our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution of the proceeds of a sale until such time.

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

Lack of diversification and liquidity of real estate could make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate investments. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot assure our stockholders that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select metropolitan areas in the mid-Atlantic, southeast and southwest regions of the United States, our portfolio of properties may not be geographically diversified, particularly with respect to our early stages of when we may have acquired only a limited number of properties. Additionally, if we fail to raise significant proceeds under our Offering, we may not be able to geographically diversify our portfolio. A regional recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

Costs required to become compliant with the ADA at our properties may affect our ability to make distributions to our stockholders.

We may acquire properties that are not in compliance with the Americans with Disabilities Act of 1990, as amended, or the ADA. We would be required to pay for improvement to the properties to effect compliance with the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers and could result in the imposition of fines by the federal government or an award of damages to private litigants. We could be liable for violations of such laws and regulations by us or our tenants. State and federal laws in this area are constantly evolving. The U.S. Department of Justice is expected to issue new ADA regulations that could impact existing buildings. Any such changes in state or federal laws in this area could place a greater cost or burden on us as landlord of the properties we acquire. In addition, although we generally do not expect to engage in substantial renovation or construction work, any new construction at a property would need to be ADA compliant and a certain percentage of the construction costs may need to be allocated to the property’s overall ADA compliance.

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

We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes or acts of God that are either uninsurable or not economically insurable. We may acquire properties that are located in areas where there exists a risk of hurricanes, earthquakes, floods or other acts of God. Generally, we will not obtain insurance for hurricanes, earthquakes, floods or other acts of God unless required by a lender or our advisor determines that such insurance is necessary and may be obtained on a cost-effective basis. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

In addition, in light of the threat of terrorist actions against the U.S., certain lenders have required additional insurance covering acts of terrorism without regard to the reasonableness of any related premiums or the likelihood of a particular property to be the target of any such threats or actions. If we are required by a lender to obtain such coverage, the cost of coverage may have an adverse effect on our ability to acquire, and pay the premiums for, the required insurance. Additionally, obtaining such insurance would increase the costs associated with owning a property and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

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

An investment in unimproved real property will take longer to produce returns and will be riskier than investments in developed property.

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

We have not evaluated, and will not evaluate, whether an investment in our common stock is suitable for any particular employee benefit plan, but, subject to restrictions described in “ERISA Considerations,” in our Offering prospectus, we accept such entities as stockholders if an entity otherwise meets the suitability standards.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties.

As of December 31 2007, we have not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We do not have an address separate from our advisor, Grubb & Ellis Realty Investors, or our sponsor Grubb & Ellis. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

Real Estate Investments

The following table presents certain additional information about our properties as of December 31, 2007:

							Annual Rent
				Date		% Physical	per Leased
Property Name	Property Location	# of Units	% Owned	Acquired	Annual Rent(1)	Occupancy(2)	Unit(3)

Consolidated Properties:
Walker Ranch Apartment Homes	San Antonio, TX	325	100%	10/31/06	$3,506,000	94.5%	$11,421
Hidden Lake Apartment Homes	San Antonio, TX	380	100%	12/28/06	3,530,000	92.9	9,999
Park at Northgate	Spring, TX	248	100%	06/12/07	2,361,000	94.8	10,048
Residences at Braemar	Charlotte, NC	160	100%	06/29/07	1,341,000	84.4	9,932
Baypoint Resort	Corpus Christi, TX	350	100%	08/02/07	3,610,000	97.1	10,618
Towne Crossing Apartments	Mansfield, TX	268	100%	08/29/07	2,460,000	87.3	10,513
Villas of El Dorado	McKinney, TX	248	100%	11/02/07	1,965,000	91.1	8,694
The Heights at Old Towne	Portsmouth, VA	148	100%	12/21/07	1,783,000	92.6	13,012
The Myrtles at Old Towne	Portsmouth, VA	246	100%	12/21/07	2,657,000	88.2	12,243

Total/Weighted-Average		2,373			$23,213,000	92.0%	$10,628

(1)	Annual rent is based on contractual base rent from leases in effect as of December 31, 2007.
(2)	Physical occupancy as of December 31, 2007.
(3)	Average effective annual rent per leased unit as of December 31, 2007.

As of December 31, 2007, we owned fee simple interests in all of our properties.

The following information generally applies to our properties:

•	we believe all of the properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of the properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

Indebtedness

As of December 31, 2007 and 2006, mortgage loan payables were $140,251,000 ($139,318,000, net of discount) and $19,218,000, respectively. As of December 31, 2007, we had nine fixed rate mortgage loans with a weighted-average effective interest rate of 5.60% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum.

In addition, as of December 31, 2007 and 2006, our unsecured note payables to affiliate were $7,600,000 and $10,000,000, respectively. The unsecured notes bore interest at a fixed rate of 7.46% and 6.86% as of December 31, 2007 and 2006, respectively, and required monthly interest-only payments for the terms of the unsecured notes.

As of December 31, 2006, borrowings under our line of credit totaled $21,585,000 and bore interest at a weighted-average interest rate of 6.88% per annum. As of December 31, 2007, there were no outstanding borrowings under the line of credit. As of December 31, 2007 and 2006, there were no outstanding borrowings under the mezzanine line of credit.

As of December 31, 2007 and 2006, there was $10,000,000 and $0, respectively, outstanding under the Wachovia Loan. Borrowings under the Wachovia Loan bear interest at a variable rate, at a weighted-average interest rate of 9.84% per annum as of December 31, 2007.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, Note 6 to Consolidated Financial Statements, Mortgage Loan Payables and Unsecured Note Payables to Affiliate, and Note 7 to Consolidated Financial Statements, Lines of Credit for a further discussion of our indebtedness.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

Stockholders

As of March 14, 2008, we had 3,214 stockholders of record.

Distributions

Our board of directors approved a 6.0% per annum distribution to be paid to stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000. On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders. The increased distribution began with the March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to stockholders on a monthly basis.

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

We have, and intend to continue to make distributions each taxable year equal to at least 90.0% of our taxable income. One of our primary goals is to pay regular monthly distributions to our stockholders. We expect to calculate our monthly distributions based upon daily record and distribution declaration dates so stockholders may be entitled to distributions immediately upon purchasing our shares.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders.

For the year ended December 31, 2007, we paid distributions of $3,115,000, of which $2,195,000 was paid from cash flow from operations for the period. The distributions paid in excess of our cash flow from operations was paid using proceeds from our Offering. As of December 31, 2007, we had an amount payable of $353,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor or its affiliates have no obligation to defer or forgive amounts due to them. As of December 31, 2007, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We have not paid distributions with funds from operations, or FFO. For the year ended December 31, 2007, our FFO was $(194,000).

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information, for a discussion of our equity compensation plan information.

Use of Public Offering Proceeds

On July 19, 2006, we commenced our Offering in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our DRIP for $9.50 per share aggregating up to $1,047,500,000. The shares offered in our Offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, which was declared effective by the SEC on July 19, 2006. Our Offering will terminate no later than July 19, 2009.

As of December 31, 2007, we had received and accepted subscriptions for 8,365,946 shares of our common stock, or $83,570,000. As of December 31, 2007, a total of $1,278,000 in distributions were reinvested and 134,475 shares were issued under the DRIP.

As of December 31, 2007, we had incurred marketing support fees of $2,092,000, selling commissions of $5,793,000 and due diligence expense reimbursements of $111,000. We had also incurred offering expenses of $1,255,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our Offering. The ratio of the cost of raising funds in our Offering to the funds raised is 11.5%.

As of December 31, 2007, we had used $68,288,000 in proceeds from our Offering to purchase our nine properties and repay debt incurred in connection with such acquisitions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No share repurchases were made for the year ended December 31, 2007. The share repurchase plan allows for share repurchases by us when certain criteria are met by stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules of this annual report on Form 10-K.

			January 10, 2006
Selected Financial Data	December 31, 2007	December 31, 2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$228,814,000	$67,214,000	$201,000
Mortgage loan payables, net	$139,318,000	$19,218,000	$—
Stockholders’ equity	$66,056,000	$14,247,000	$201,000

		Period from January 10, 2006
	For the Year Ended	(Date of Inception) through
	December 31, 2007	December 31, 2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$12,705,000	$659,000
Loss from continuing operations	$(5,579,000)	$(523,000)
Net loss	$(5,579,000)	$(523,000)
Loss per common share — basic and diluted(1):
Loss from continuing operations	$(1.10)	$(1.99)
Net loss	$(1.10)	$(1.99)

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$2,195,000	$301,000
Cash flows used in investing activities	$(126,965,000)	$(63,991,000)
Cash flows provided by financing activities	$125,010,000	$65,144,000

OTHER DATA:
Distributions declared	$3,519,000	$145,000
Distributions declared per share	$0.68	$0.14
Funds from operations(2)	$(194,000)	$(234,000)

(1) Net loss per share is based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

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

For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net income available to stockholders to FFO for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2007 and 2006, together with our results of operations and cash flows for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates; and litigation, including without limitation, the investigation of Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), by the Securities and Exchange Commission, or the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

Grubb & Ellis Apartment REIT, Inc. (formerly known as NNN Apartment REIT, Inc.), a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000. As of March 14, 2008, we had received and accepted subscriptions in our Offering for 9,710,660 shares of our common stock, or $97,015,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P. (formerly known as NNN Apartment REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC (formerly known as NNN Apartment REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors is the managing member of our advisor. The Advisory Agreement had an initial one-year term that expired on July 18, 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. On June 12, 2007, our board of directors and our advisor approved the renewal of the Advisory Agreement for an additional one-year term, which expires on July 18, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately of 59.5% of the commons stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp. changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively.

As of December 31, 2007, we owned interests in six properties in Texas consisting of 1,819 apartment units, one property in North Carolina consisting of 160 apartment units, and two properties in Virginia consisting of 394 apartment units for a total of 2,373 apartment units.

Business Strategies

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the United States, or U.S., Census Bureau, nearly one half of total U.S. population growth between 2000 and 2030 will occur in three states: Florida, California and Texas, with each state gaining more than 12 million people in total. Included in the top five growth states are Arizona and North Carolina, projected to add 5.6 million and 4.2 million people, respectively.

We focus on property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profiles and choose to rent an apartment rather than buy a home because of their life circumstances. For example, tenants may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes or they may be service employees who have recently moved to the area and chosen not to make a long-term commitment to the area because of the itinerant nature of their employment. Tenants may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flow to our stockholders as well as increasing the value of our properties.

Fluctuations in interest rates and the economy can benefit our business model by making it more difficult for many people to buy a home, especially a first home. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at apartment communities we acquire.

Leveraging the Experience of Our Management

We believe that a critical factor for success in property acquisition lies in possessing the flexibility to move quickly when an opportunity presents itself to buy or sell a property. We believe that employing highly qualified industry professionals will allow us to better achieve this objective.

Each of our key executives has considerable experience building successful real estate companies. As an example, Stanley J. Olander, our chief executive officer, president and chairman of the board, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for more than 25 years, and previously served as president and chief financial officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone. Likewise, Gus G. Remppies, our executive vice president and chief investment officer, and David L. Carneal, our executive vice president and chief operating officer, are the former chief investment officer and chief operating officer, respectively, of Cornerstone, where they oversaw the growth of that company.

We generally acquire fee simple title of our apartment communities, but may also enter into joint venture arrangements. In addition to fee simple interests, we may acquire properties subject to long-term ground leases. We seek to maximize current and long-term net income and the value of our assets. Our policy is to acquire assets where we believe opportunities exist for acceptable investment returns.

Decisions relating to the purchase or sale of properties are made by our advisor subject to the oversight and approval by our board of directors. Our board of directors has established written policies on investment objectives and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and the performance of us and our advisor to ensure such policies are carried out. Our board of directors generally may change our policies or investment objectives at any time without a vote of our stockholders. The independent directors will review our investment policies at least annually to determine that our policies are in the best interests of our stockholders and will set forth their determinations in the minutes of the board meetings. Our stockholders will have no voting rights with respect to implementing our investment objectives and policies, all of which are the responsibility of our board of directors and may be changed at any time.

Acquisitions in 2006

Walker Ranch Apartment Homes — San Antonio, Texas

On October 31, 2006, we purchased Walker Ranch Apartment Homes in San Antonio, Texas, or the Walker Ranch property, from an unaffiliated third party for a purchase price of $30,750,000 plus closing costs. We financed the purchase price of the property with $22,120,000 in borrowings under our line of credit with Wachovia Bank, National Association, or Wachovia and LaSalle National Bank Association, LaSalle, which we refer to as the line of credit, and $4,740,000 in borrowings under our mezzanine line of credit with Wachovia. The balance of the purchase price was provided by funds raised through our Offering. We paid an acquisition fee of $923,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Hidden Lake Apartment Homes — San Antonio, Texas

On December 28, 2006, we purchased Hidden Lake Apartment Homes located in San Antonio, Texas, or the Hidden Lake property, from an unaffiliated third party for a purchase price of $32,030,000. We financed the purchase price of the property with $19,218,000 in borrowings under a secured mortgage loan, a $10,000,000 unsecured loan from NNN Realty Advisors and $2,500,000 in borrowings under our line of credit. The balance was provided by funds raised through our Offering. We paid an acquisition fee of $961,000, or 3.0% of the purchase price, to our advisor and its affiliate.

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

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we purchased Baypoint Resort, located in Corpus Christi, Texas, or the Baypoint property, for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a loan secured by the property in the principal amount of $21,612,000 and a $13,200,000 unsecured loan from NNN Realty Advisors. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

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

Villas of El Dorado — McKinney, Texas

On November 2, 2007, we purchased Villas of El Dorado, located in McKinney, Texas, or the El Dorado property, for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of a loan secured by the property in the principal amount of $13,600,000, with an unpaid principal balance of $13,600,000, and $3,122,000 in cash proceeds from a $3,195,000 borrowing under the Wachovia Loan (See Lines of Credit — Wachovia Loan), with the balance of the purchase price provided by funds raised through our Offering. We paid an acquisition fee of $540,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

The Heights at Old Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Heights at Old Towne, located in Portsmouth, Virginia, or the Heights property, for a purchase price of $17,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price through a secured loan of $10,475,000, $3,205,000 in borrowings under the Wachovia Loan proceeds of $3,208,000 from a $10,000,000 unsecured loan from NNN Realty Advisors and funds raised through our Offering. An acquisition fee of $510,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

The Myrtles at Old Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Myrtles at Old Towne, located in Portsmouth, Virginia, or the Myrtles property, for a purchase price of $36,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a secured loan of $20,100,000, $6,788,000 in borrowings under the Wachovia Loan, proceeds of $6,792,000 from a $10,000,000 unsecured loan from NNN Realty Advisors and funds raised through our Offering. An acquisition fee of $1,080,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Leverage

As a result of the acquisition of the Walker Ranch property on October 31, 2006, our leverage exceeded 300.0%. In addition, as a result of the acquisition of the Hidden Lake property on December 28, 2006, our leverage exceeded 300.0%. In connection with each of these acquisitions, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0%, in accordance with our charter. Our board of directors determined that for each acquisition, the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. As of December 31, 2007, our leverage did not exceed 300.0%.

Proposed Acquisition of Arboleda Luxury Apartments

On January 29, 2008, our board of directors approved the acquisition of Arboleda Luxury Apartments, located in Cedar Park, Texas, a northern suburb of Austin, or the Arboleda property. On March 27, 2008, we entered into an assignment agreement whereby we agreed to assume, and Grubb & Ellis Realty Investors agreed to assign, the rights, title and interest in a purchase and sale agreement, as amended, for the Arboleda property for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. In connection with obtaining debt financing for the acquisition, on March 27, 2008, we entered into a commitment agreement with PNC ARCS LLC, the prospective lender, to obtain an $18,030,000 loan with a seven year term which would be secured by the Arboleda property. Pursuant to the commitment agreement, we were required to pay a commitment deposit in the amount of 2.0% of the maximum loan amount. The closing deadline for the loan is March 31, 2008. We expect to pay our advisor and its affiliate an acquisition fee of $878,000, or 3.0% of the purchase price, in connection with the acquisition.

We anticipate that the closing will occur in the first quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the Arboleda property.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents. Expense reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

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

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant. Allocations are made at the fair market value for furniture, fixtures and equipment on premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in the intangible assets and below market lease values, if any, would be included in intangible liabilities in our consolidated financial statements and would be amortized to rental income over the weighted average remaining term of the acquired leases with each property. As of December 31, 2007, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed fixed rate mortgage and the cash flow stream of a market fixed rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and, upon the election being made, we have been taxed as such beginning with our taxable year ended December 31, 2006. We intend to continue to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to stockholders.

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

Offering Proceeds

If we fail to raise significant proceeds under our Offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we are providing management’s assessment of our internal control over financial reporting as of December 31, 2007.

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

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties, the financial impact of the downturn of the credit markets, and those risks listed in Part I, Item 1A. Risk Factors.

We had limited results of operations for the period from January 10, 2006 (Date of Inception) through December 31, 2006 and therefore our results of operations for the year ended December 31, 2007 are not comparable. Except where otherwise noted, the increase in operations is due to owning nine properties as of December 31, 2007 as compared to owning two properties as of December 31, 2006.

Revenues

For the year ended December 31, 2007, revenues were $12,705,000 as compared to $659,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006. In 2007, revenue was comprised of rental income of $11,610,000 and other property revenues of $1,095,000. In 2006, revenue was comprised of rental income of $615,000 and other property revenues of $44,000.

Rental Expenses

For the year ended December 31, 2007, rental expenses were $6,223,000 as compared to $266,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006. In 2007, rental expenses were comprised of real estate taxes of $2,488,000, utilities of $599,000, repairs and maintenance of $852,000, property management fees of $489,000, administration of $1,606,000 and insurance of $189,000. In 2006, rental expenses were comprised of real estate taxes of $115,000, utilities of $28,000, repairs and maintenance of $22,000, property management fees of $24,000, administration of $72,000 and insurance of $5,000.

General and Administrative

For the year ended December 31, 2007, general and administrative was $2,383,000 as compared to $294,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006. In 2007, general and administrative consisted primarily of director and officer’s insurance premiums of $202,000, directors’ fees of $100,000, restricted stock compensation of $15,000, professional and legal fees of $788,000, postage and delivery of $31,000, asset management fees of $950,000 and bad debt expense of $264,000. In 2006, general and administrative consisted primarily of director and officer’s insurance premiums of $87,000, directors’ fees of $53,000, restricted stock compensation of $11,000 and professional and legal fees of $135,000. The increase in general and administrative was due to a full year of operations and increased legal and professional fees in connection with the acquisition of our seven properties, as well as asset management fees on the portfolio of nine properties.

Depreciation and Amortization

For the year ended December 31, 2007, depreciation and amortization was $5,385,000 as compared to $289,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006. In 2007, depreciation and amortization was comprised of depreciation on the properties of $3,434,000, amortization of identified intangible assets of $485,000 and amortization of lease commissions of $1,466,000. In 2006, depreciation and amortization was comprised of depreciation on the properties of $188,000 and amortization of identified intangible assets of $101,000.

Interest Expense

For the year ended December 31, 2007, interest expense was $4,386,000 as compared to $339,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, interest expense related to interest on our mortgage loan payables and line of credit of $3,950,000 and $284,000, respectively, interest expense on the unsecured note payables to NNN Realty Advisors of $204,000 and $8,000, respectively, interest expense on our mezzanine line of credit of $0 and $17,000, respectively, and amortization of loan fees associated with acquiring the mortgage loan payables of $232,000 and $30,000, respectively, that are being amortized to interest expense over the terms of the related mortgage loan payables.

Interest and Dividend Income

For the year ended December 31, 2007, interest and dividend income was $91,000 as compared to $6,000 for the period from January 10, 2006 (Date of Inception) through December 31, 2006. In 2007, interest and dividend income was related primarily to interest earned on our money market accounts. The increase in interest and dividend income was due to having higher cash balances in 2007 as compared to 2006.

Net Loss

For the year ended December 31, 2007, net loss was $(5,579,000), or $(1.10) per share, as compared to $(523,000), or $(1.99) per share, for the period from January 10, 2006 (Date of Inception) through December 31, 2006. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related securities will be obtained from our Offering and from any indebtedness that we may incur.

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

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

We estimate that our expenditures for capital improvements will require up to $1,425,000 within the next twelve months. As of December 31, 2007, we had $180,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to stockholders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gains.

Cash Flows

Cash flows provided by operating activities for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $2,195,000 and $301,000, respectively. In 2007, cash flow provided by operating activities was primarily due to the increase in accounts payable and accrued liabilities of $2,125,000. In 2006, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $669,000. We anticipate cash flows provided by operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $126,965,000 and $63,991,000, respectively. In 2007, cash flows used in investing activities related primarily to the acquisition of seven properties in the amount of $123,657,000. These acquisitions include the Northgate property, the Braemar property, the Baypoint property, the Towne Crossing property, the El Dorado property, the Heights property and the Myrtles property. In 2006, cash flows used in investing activities related primarily to the acquisition of the Walker Ranch property and the Hidden Lake property in the amount of $63,794,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $125,010,000 and $65,144,000, respectively. In 2007, cash flows provided by financing activities related primarily to funds raised from investors of $66,796,000 and borrowings on our mortgage loan payables and unsecured note payables to affiliate of $114,382,000, partially offset by the payment of offering costs of $7,108,000 and principal repayments on borrowings in the amount of $34,437,000 on our mortgage loan payables and unsecured note payables and in the amount of $11,585,000 on our lines of credit. In 2006, such cash flows from financing activities related primarily to funds raised from investors and our advisor in the amount of $16,651,000 as well as borrowings in the amount of $50,803,000 partially offset by the payment of offering costs of $1,720,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Our board of directors approved a 6.0% per annum distribution to be paid to stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000. The first distribution was paid on December 15, 2006 for the period ended November 30, 2006. On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to stockholders. The increased distribution began with the March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006

Ordinary income	$—	—%	$—	—%
Capital gain	—	—	—	—
Return of capital	3,115,000	100%	68,000	100%

	$3,115,000	100%	$68,000	100%

For the year ended December 31, 2007, we paid distributions of $3,115,000, of which $2,195,000 was paid from cash flow from operations for the period. The distributions paid in excess of our cash flow from operations was paid using proceeds from our Offering. As of December 31, 2007, we had an amount payable of $353,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor or its affiliates have no obligation to defer or forgive amounts due to them. As of December 31, 2007, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our Offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We have not paid distributions with funds from operations, or FFO. For the year ended December 31, 2007, our FFO was $(194,000).

Capital Resources

Financing

We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual asset. As of December 31, 2007, our aggregate borrowings were 71.7% of all of our properties’ and real estate related securities’ combined fair market values due to short-term financing we incurred to purchase the Heights property and the Myrtles property.

Mortgage Loan Payables

Mortgage loan payables were $140,251,000 ($139,318,000, net of discount) and $19,218,000 as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we had nine fixed rate mortgage loans with a weighted-average effective interest rate of 5.60% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum. The mortgage loans secured by the Hidden Lake property, the Walker Ranch property, the Northgate property, the Baypoint property, the El Dorado property, the Heights property, and the Myrtles property have monthly interest-only payments. The mortgage loans secured by the Braemar property and the Towne Crossing property have monthly principal and interest payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of December 31, 2007 and 2006, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of December 31, 2007 and 2006:

	Interest	Maturity	December 31,	December 31,
Property	Rate	Date	2007	2006

Hidden Lake Apartment Homes	5.34%	01/11/2017	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/2017	20,000,000	—
Residences at Braemar	5.72%	06/01/2015	9,662,000	—
Park at Northgate	5.94%	08/01/2017	10,295,000	—
Baypoint Resort	5.94%	08/01/2017	21,612,000	—
Towne Crossing Apartments	5.04%	11/01/2014	15,289,000	—
Villas of El Dorado	5.68%	12/01/2016	13,600,000	—
The Heights at Old Towne	5.79%	01/01/2018	10,475,000	—
The Myrtles at Old Towne	5.79%	01/01/2018	20,100,000	—

			140,251,000	19,218,000

Less: discount			(933,000)	—

			$139,318,000	$19,218,000

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we entered into and subsequently paid down the following unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Default Interest Rate	Date Paid in Full

12/28/06	$10,000,000	06/28/07	6.86%	8.86%	04/06/07
06/29/07	$3,300,000	12/29/07	6.85%	8.85%	07/31/07
08/01/07	$13,200,000	02/01/08	6.86%	8.86%	08/22/07
08/29/07	$5,400,000	03/01/08	6.85%	8.85%	10/17/07
12/21/07	$10,000,000	06/20/08	7.46%	9.46%	02/20/08

The unsecured notes bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes. As of December 31, 2007 and 2006, the balances under the unsecured note payables to our affiliate were $7,600,000 and $10,000,000, respectively.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Lines of Credit

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

As of December 31, 2007 and 2006, borrowings under the line of credit totaled $0 and $21,585,000, respectively. Borrowings at December 31, 2006 bore interest at a weighted-average interest rate of 6.88% per annum. On April 12, 2007, we repaid the remaining outstanding borrowings and accrued interest under the line of credit.

We have a Mezzanine Credit Agreement, or the Mezzanine Credit Agreement, with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of December 31, 2007 and 2006, there were no outstanding borrowings under the mezzanine line of credit.

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle, as applicable. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either the line of credit or the mezzanine line of credit, as applicable, until we comply with the financial covenants, although they may do so in their sole discretion.

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to the amendment letters, we are no longer obligated to pay nonuse fees until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the Credit Agreement or the Mezzanine Credit Agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with the related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia for a loan in the principal amount of up to $10,000,000 which matures on November 1, 2008, or the Wachovia Loan. The Wachovia Loan is secured by (1) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, L.P., (2) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. and (3) 100% of our ownership interests in entities acquiring properties in the future if financed in part by the Wachovia Loan. The Wachovia Loan may be extended for one year subject to satisfaction of certain conditions. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate, as defined in the agreement.

On November 1, 2007, we used $3,195,000 in borrowings under the Wachovia Loan agreement in connection with the acquisition of the El Dorado property. On November 19, 2007, we repaid the outstanding principal and accrued interest on the Wachovia Loan.

On December 21, 2007, we executed a First Amendment to and Waiver of Loan Agreement with Wachovia, and Grubb & Ellis Apartment REIT Holdings, L.P., our operating partnership, entered into a First Amended and Restated Pledge Agreement with Wachovia to pledge its interest in the Myrtles property and the Heights property in connection with $10,000,000 in borrowings under the Wachovia Loan to finance the acquisitions of the Myrtles property and the Heights property. As of December 31, 2007, $10,000,000 was outstanding under the Wachovia Loan.

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loans secured by the Northgate property and the Baypoint property to complete certain repairs to the properties in the amount of $45,000 and $131,000, respectively, by no later than August 1, 2008. Funds of $131,000 for these expenditures are held by the lender and are included in restricted cash on our accompanying consolidated balance sheet as of December 31, 2007.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2007 and 2006, expenses of $2,672,000 and $1,679,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, have been incurred by our advisor or Grubb & Ellis Realty Investors and these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007 and 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage to our accompanying consolidated financial statements for a further discussion of these amounts during our offering stage.

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

Debt Service Requirements

One of our principal liquidity needs is payments of interest and principal on outstanding indebtedness. As of December 31, 2007, we had nine mortgage loans outstanding in the aggregate principal amount of $140,251,000 ($139,318,000, net of discount). The mortgage loans secured by the Hidden Lake property, the Walker Ranch property, the Northgate property, the Baypoint property, the El Dorado property, the Heights property, and the Myrtles property have monthly interest-only payments. The mortgage loans secured by the Towne Crossing property and the Braemar property have monthly principal and interest payments.

As of December 31, 2007, we had $7,600,000 outstanding under a $10,000,000 unsecured note payable to NNN Realty Advisors, at a fixed rate of 7.46% per annum. The unsecured note matures on June 20, 2008 and requires monthly interest only payments beginning on January 1, 2008 for the term of the unsecured note. Additionally, as of December 31, 2007, we had $10,000,000 outstanding under the Wachovia Loan, a one-year, variable rate, term loan, at a weighted-average interest rate of 9.84% per annum as of December 31, 2007. No amounts were outstanding under our line of credit and mezzanine line of credit as of December 31, 2007.

As of December 31, 2007, the weighted average effective interest rate on our outstanding debt was 5.96% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — fixed rate debt	$7,991,000	$853,000	$947,000	$138,060,000	$147,851,000
Interest payments — fixed rate debt	8,127,000	15,652,000	15,559,000	31,601,000	70,939,000
Principal payments — variable rate debt	10,000,000	—	—	—	10,000,000
Interest payments — variable rate debt	—	—	—	—	—
Repairs and maintenance	176,000	—	—	—	176,000

Total	$26,294,000	$16,505,000	$16,506,000	$169,661,000	$228,966,000

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

		Period from
		January 10, 2006
		(Date of Inception)
	Year Ended	through
	December 31, 2007	December 31, 2006

Net loss	$(5,579,000)	$(523,000)
Add:
Depreciation and amortization — consolidated properties	5,385,000	289,000

FFO	$(194,000)	$(234,000)

Weighted average common shares outstanding — basic and diluted	5,063,942	262,609

Subsequent Events

Status of our Offering

As of March 14, 2008, we had received and accepted subscriptions in our Offering for 9,710,660 shares of our common stock, or $97,015,000, excluding shares issued under the DRIP.

Unsecured Note Payable to Affiliate

On February 20, 2008, we repaid the remaining balance due on the unsecured note payable to affiliate.

Share Repurchases

In February 2008, we repurchased 5,200 shares, or $52,000, under our share repurchase plan.

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our independent directors as fair and reasonable to us and at fees no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

Proposed Acquisition of Arboleda Luxury Apartments

On January 29, 2008, our board of directors approved the acquisition of Arboleda Luxury Apartments, located in Cedar Park, Texas, a northern suburb of Austin, or the Arboleda property. On March 27, 2008, we entered into an assignment agreement whereby we agreed to assume, and Grubb & Ellis Realty Investors agreed to assign, the rights, title and interest in a purchase and sale agreement, as amended, for the Arboleda property for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. In connection with obtaining debt financing for the acquisition, on March 27, 2008, we entered into a commitment agreement with PNC ARCS LLC, the prospective lender, to obtain an $18,030,000 loan with a seven year term which would be secured by the Arboleda property. Pursuant to the commitment agreement, we were required to pay a commitment deposit in the amount of 2.0% of the maximum loan amount. The closing deadline for the loan is March 31, 2008. We expect to pay our advisor and its affiliate an acquisition fee of $878,000, or 3.0% of the purchase price, in connection with the acquisition.

We anticipate that the closing will occur in the first quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the Arboleda property.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we will not be electing to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we borrow at fixed rates and variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques.

The table below presents, as of December 31, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt	$7,991,000	$415,000	$438,000	$462,000	$485,000	$138,060,000	$147,851,000	*
Average interest rate on maturing debt	7.35%	5.30%	5.30%	5.30%	5.30%	5.61%	5.70%	—
Variable rate debt	$10,000,000	$—	$—	$—	$—	$—	$10,000,000	$10,000,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2007)	9.84%	—%	—%	—%	—%	—%	9.84%	—

*	The estimated fair value of our mortgage loan payables was $137,958,000 as of December 31, 2007. The estimated fair value of the $7,600,000 unsecured note payables to an affiliate as of December 31, 2007 is not determinable due to the related party nature of the note.

The weighted-average interest rate of our mortgage loan payables as of December 31, 2007 was 5.60% per annum. As of December 31, 2007, our mortgage debt consisted of nine mortgage loan payables in the principal amount of $140,251,000, or 88.9%, of the total debt at a fixed weighted-average interest rate of 5.60% per annum. In addition, as of December 31, 2007, we had $7,600,000, or 4.8%, of the total debt outstanding under an unsecured note payable to an affiliate at a fixed rate of 7.46% per annum and $10,000,000, or 6.3%, of the total debt outstanding under the Wachovia Loan at a weighted average interest rate of 9.84% per annum.

An increase in the variable interest rate on the Wachovia Loan constitutes a market risk. As of December 31, 2007, for example a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $50,000, or 1.1%.

The table below presents, as of December 31, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$10,000,000	$—	$—	$—	$—	$19,218,000	$29,218,000	*
Average interest rate on maturing debt	6.86%	—%	—%	—%	—%	5.34%	5.86%	—
Variable rate debt	$21,585,000	$—	$—	$—	$—	$—	$21,585,000	$21,585,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2007)	6.88%	—%	—%	—%	—%	—%	6.88%	—

*	The estimated fair value of our mortgage loan payables was $19,218,000 as of December 31, 2006. The estimated fair value of the $10,000,000 unsecured note payables to an affiliate as of December 31, 2006 is not determinable due to the related party nature of the note. The fair value of the line of credit with Wachovia Bank, National Association, or Wachovia, and LaSalle Bank National Association, or LaSalle, which we refer to as the line of credit, as of December 31, 2006 was $21,585,000.

The weighted-average interest rate of our mortgage loan payables as of December 31, 2006 was 5.34% per annum. As of December 31, 2006, our mortgage debt consisted of one mortgage loan payable in the principal amount of $19,218,000, or 37.8%, of the total debt at a fixed interest rate of 5.34% per annum. In addition, as of December 31, 2006, we had $10,000,000, or 19.7%, of the total debt outstanding under an unsecured note payable to an affiliate at a fixed rate of 6.86% per annum and $21,585,000, or 42.5%, of the total debt outstanding under the line of credit at a weighted average interest rate of 6.88% per annum.

An increase in the variable interest rate on the Wachovia line of credit constitutes a market risk. As of December 31, 2006, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $19,000, or 5.5%.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of residents, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.

See the index at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our officers and directors as of March 28, 2008:

Name	Age	Position	Term of Office

Stanley J. Olander, Jr.	53	Chief Executive Officer, President and Chairman of the Board of Directors	Since 2006
David L. Carneal	44	Executive Vice President and Chief Operating Officer	Since 2006
Gus G. Remppies	47	Executive Vice President and Chief Investment Officer	Since 2006
Scott D. Peters	50	Executive Vice President and Director	Since 2006
Shannon K S Johnson	30	Chief Financial Officer	Since 2006
Andrea R. Biller	58	Secretary	Since 2006
Glenn W. Bunting, Jr.	63	Independent Director	Since 2006
Robert A. Gary, IV	54	Independent Director	Since 2006
W. Brand Inlow	54	Independent Director	Since 2006

There are no family relationships between any directors, executive officers or between any director and executive officer.

Stanley J. (“Jay”) Olander, Jr. has been the chief executive officer and a director of our company and the chief executive officer of Grubb & Ellis Apartment REIT Advisors, LLC, or our advisor, since December 2005. Since December 2006, he has also served as chairman of our board of directors and since April 2007, he has served as our president and president of our advisor. Mr. Olander has also been a managing member of ROC REIT Advisors, LLC, or ROC REIT Advisors, since 2006. Since July 2007, Mr. Olander has also served as chief executive officer, president and chairman of the board of Grubb & Ellis Residential Management, Inc., or Residential Management, an indirect wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, that provides property management services to apartment communities. Since December 2007, Mr. Olander has also served as the executive vice president, Multifamily Division of our sponsor. He served as president and chief financial officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, from 1996 until April 2005. Prior to the sale of Cornerstone in April 2005, Cornerstone’s shares were listed on the New York Stock Exchange, and it owned approximately 23,000 apartment units in five states and had a total market capitalization of approximately $1.5 billion. Mr. Olander has been responsible for the acquisition and financing of approximately 40,000 apartment units. He holds a bachelor’s degree in Business Administration from Radford University in Virginia and a master’s degree in Real Estate and Urban Land Development from Virginia Commonwealth University.

David L. Carneal has been the executive vice president and chief operating officer of our company and our advisor since December 2005. Mr. Carneal has also been a managing member of ROC REIT Advisors since 2006. Since July 2007, Mr. Carneal has also served as an executive vice president of Residential Management. From 1998 to 2003, Mr. Carneal served as senior vice president of operations of Cornerstone, and from 2003 to 2005, served as executive vice president and chief operating officer. Mr. Carneal was responsible for overseeing the property management operations of approximately 23,000 apartment units. Prior to joining Cornerstone, Mr. Carneal held management and development positions with several other multifamily property management companies including Trammell Crow Residential. Mr. Carneal holds a bachelor’s degree from the University of Virginia.

Gus G. Remppies has been the executive vice president and chief investment officer of our company and our advisor since their formation. Mr. Remppies has also been a managing member of ROC REIT Advisors since 2006. Since July 2007, Mr. Remppies has also served as an executive vice president of Residential Management. From 1995 to 2003, Mr. Remppies served as Senior Vice president of Acquisition of

Cornerstone, and from 2003 to 2005, served as executive vice president and chief investment officer. As such, he was responsible for all acquisitions, dispositions, financing and development for Cornerstone. During this tenure, Mr. Remppies oversaw the acquisition and development of approximately 30,000 apartment units. In addition, he oversaw the placement of over $500 million in debt, both secured and unsecured, with a variety of lenders. He is a graduate of the University of Richmond in Virginia, where he received his degree in Business Administration.

Scott D. Peters has served as one of our directors since April 2007 and as our executive vice president since December 2005. He also served as our chief financial officer from December 2005 through April 2006. Mr. Peters has also served as the executive vice president and chief financial officer of our advisor since December 2005. Mr. Peters has also served as the chief executive officer, president and a director of our sponsor since December 2007. He has also served as the chief executive officer and president of NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, since September 2006 and the chairman of the board of NNN Realty Advisors since December 2007. Mr. Peters has also served as a director of Residential Management since July 2007. Mr. Peters also has served as the chief executive officer of Grubb & Ellis Realty Investors since November 2006, having served as its executive vice president and chief financial officer from September 2004 through October 2006. From December 2005 through January 2008, Mr. Peters also served as the chief executive officer and president of G REIT, Inc. having previously served as its executive vice president and chief financial officer from September 2004 through January 2008. Mr. Peters also served as the executive vice president and chief financial officer of T REIT, Inc., from September 2004 to December 2006 and has served as chief executive officer, chairman of the board and president of Grubb & Ellis Healthcare REIT, Inc., or Grubb & Ellis Healthcare REIT, since April 2006, January 2006 and June 2007, respectively. From February 1997 to February 2007, Mr. Peters served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in accounting and finance from Kent State University in Ohio.

Shannon K S Johnson has served as our chief financial officer since April 2006. Ms. Johnson has also served as a financial reporting manager for Grubb & Ellis Realty Investors since January 2006 and has served as the chief financial officer of Grubb & Ellis Healthcare REIT since August 2006. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers, LLP. Prior to joining PricewaterhouseCoopers LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen, LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant and graduated summa cum laude with her Bachelor of Arts in Business-Economics and a minor in Accounting from the University of California, Los Angeles.

Andrea R. Biller has served as our secretary and as general counsel of our advisor since December 2005. She has also served as the general counsel, executive vice president and secretary of our sponsor, since December 2007, and of NNN Realty Advisors, since September 2006 and a director of NNN Realty Advisors since December 2007. She has served as general counsel for Grubb & Ellis Realty Investors since March 2003 and as executive vice president since January 2007. Ms. Biller has also served as the secretary and executive vice president of G REIT, Inc., from June 2004 to January 2008 and December 2005 to January 2008, respectively, the secretary of T REIT, Inc., from May 2004 to July 2007 and the executive vice president and secretary of Grubb & Ellis Healthcare REIT, since April 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated first with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Glenn W. Bunting, Jr. has been a director of our company since its formation. He has been president of American KB Properties, Inc., which develops and manages shopping centers, since 1985. He has been president of G. B. Realty Corporation, which brokers shopping centers and apartment communities, since

1980. Mr. Bunting is a current director of Apple Hospitality Two, Inc., Apple Hospitality Five, Inc. and Apple REIT Six, Inc., and a former director of Cornerstone, where he served on that company’s audit committee. Mr. Bunting holds a BS in Business Administration from Campbell University in North Carolina.

Robert A. Gary, IV has been a director of our company since December 2005. He is the chairperson and financial expert for our company’s audit committee. Mr. Gary co-founded Keiter, Stephens, Hurst, Gary and Shreaves, which is an independent certified public accounting firm based in Richmond, Virginia, in 1978, where he has worked since its formation. His accounting practice focuses on general business consulting, employee benefits and executive compensation, and estate planning and administration. Mr. Gary is a former director of Cornerstone where he served as chairperson of the company’s audit committee. He holds a BS in Accounting from Wake Forest University in North Carolina and an MBA from the University of Virginia’s Darden School. He is a member of the American Institute of Certified Public Accountants and the Virginia Society of Certified Public Accountants.

W. Brand Inlow has been a director of our company since December 2005. He is a principal, co-founder, and serves as director of acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the southeast formed in October 2004. Since November 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is president of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as president of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through November 2003. Prior to joining Summit Realty, from December 1999 to August 2001, he was Vice president of Acquisitions for EEA Realty, LLC in Alexandria, Virginia, where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from December 1992 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded REIT, as Assistant Vice president and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and as the sole trustee of T REIT Liquidating Trust.

Our Advisor

Management

The following table sets forth information with respect to our advisor’s executive officers as of March 28, 2008:

Name	Age	Position

Stanley J. Olander, Jr.	53	Chief Executive Officer
Scott D. Peters	50	Executive Vice President and Chief Financial Officer
Andrea R. Biller	58	Executive Vice President
David L. Carneal	44	Executive Vice President and Chief Operating Officer
Gus G. Remppies	47	Executive Vice President and Chief Investment Officer

For biographical information regarding Messrs. Olander, Peters, Carneal and Remppies and Ms. Biller, see — Directors, Executive Officers and Corporate Governance, above.

Grubb & Ellis Realty Investors owns a 50.0% managing member interest in our advisor. Grubb & Ellis Apartment Management, LLC owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Apartment Management, LLC include; (1) Scott D. Peters, our executive vice president and our advisor’s executive vice president and chief financial officer; (2) Andrea R. Biller, our secretary and our advisor’s general counsel; and (3) Grubb & Ellis Realty Investors for the benefit of other employees who perform services for us. Mr. Peters and Ms. Biller each own 18.0% membership interests in Grubb & Ellis Apartment Management, LLC.

ROC REIT Advisors owns a 25.0% non-managing member interest in our advisor. The members of ROC REIT Advisors, are; (1) Stanley J. Olander, Jr., our chief executive officer, president and chairman of our board of directors and our advisor’s chief executive officer; (2) Gus G. Remppies, our executive vice president and chief investment officer and our advisor’s executive vice president and chief investment officer; and (3) David L. Carneal, our executive vice president and chief operating officer and our advisor’s executive vice president and chief operating officer. Each of Mr. Olander, Mr. Remppies and Mr. Carneal own 33.3% membership interests in ROC REIT Advisors.

We rely on our advisor to manage our day-to-day activities and to implement our investment strategy. We and our advisor are parties to an advisory agreement, or the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary.

Grubb & Ellis, NNN Realty Advisors and Grubb & Ellis Realty Investors

Our sponsor Grubb & Ellis, headquartered in Santa Ana, California, is one of the most recognized full-service commercial real estate services firms in the United States. Drawing on the resources of nearly 5,500 real estate professionals, including a brokerage sales force of approximately 1,800 brokers nationwide, Grubb & Ellis and its affiliates combine local market knowledge with a national service network to provide innovative, customized solutions for real estate owners, corporate occupants and investors.

On December 7, 2007, NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis.

The merger combines a leading full-service commercial real estate organization with a leading sponsor of commercial real estate programs to create a diversified real estate services business providing a complete range of transaction, management and consulting services, and possessing a strong platform for continued growth. Grubb & Ellis continues to use the “Grubb & Ellis” name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” As a result of the merger, we consider Grubb & Ellis to be our sponsor. Upon Grubb & Ellis becoming our sponsor, we changed our name from NNN Apartment REIT, Inc. to Grubb & Ellis Apartment REIT, Inc.

Grubb & Ellis Realty Investors, the parent and manager of our advisor and an indirect wholly owned subsidiary of our sponsor, offers a diverse line of investment products as well as a full-range of services including asset and property management, brokerage, leasing, analysis and consultation. Grubb & Ellis Realty Investors is also an active seller of real estate, bringing many of its investment programs full cycle.

Committees of Our Board of Directors

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee. We do not plan to have a compensation committee because we do not plan to pay any compensation to our officers. However, if in the future we provide any compensation to our officers, we will establish a compensation committee comprised entirely of independent directors to determine the nature and amount of such compensation.

Acquisition Committee

Each of our acquisitions must be approved by the acquisition committee or a majority of our board of directors, including a majority of the independent directors, as being fair and reasonable to our company and consistent with our investment objectives. Currently, the acquisition committee is comprised of all members of our board of directors. Our advisor will recommend suitable properties for consideration by the acquisition committee. If the members of the acquisition committee approve a given acquisition, then our advisor will be directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the committee. Properties may be acquired from our advisor or its affiliates or our officers and directors, provided that a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to the affiliate, unless substantial justification exists for a price in excess of the cost to the affiliate and the excess is reasonable.

Audit Committee

We have an audit committee comprised of three individuals, all of whom are independent directors. Currently the audit committee includes Messrs. Gary, Bunting, and Inlow. Mr. Gary is designated as the audit committee financial expert. The audit committee:

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

Our board of directors, or a committee of the board of directors, will be the administrator of the 2006 Incentive Award Plan. The 2006 Incentive Award Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Our officers, employees, if any, consultants and non-officer directors, as well as key employees of our advisor and its managing member, are eligible to receive awards under the 2006 Incentive Award Plan. The administrator determines which of our officers, employees, consultants, non-officer directors and key employees of our advisor and its managing member will be granted awards.

On July 19, 2006 and June 12, 2007, we granted an aggregate of 4,000 and 3,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recognized compensation expense of $15,000 and $11,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

Amendment and Termination of the 2006 Incentive Award Plan

Our board of directors may not, without stockholder approval within twelve months of the board of director’s action, amend the 2006 Incentive Award Plan to increase the number of shares of our common stock that may be issued under the 2006 Incentive Award Plan.

Our board of directors may terminate the 2006 Incentive Award Plan at any time. The 2006 Incentive Award Plan will be in effect until terminated by our board of directors. However, in no event may any award be granted under the 2006 Incentive Award Plan after ten years following the 2006 Incentive Award Plan’s effective date, July 19, 2006. Except as indicated above, our board of directors may modify the 2006 Incentive Award Plan from time to time.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to Grubb & Ellis Apartment REIT, Inc. at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705, Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2007 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2007.

Item 11.	Executive Compensation.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by employees of our advisor and its affiliates. The individuals who serve as our executive officers do not receive compensation directly from us. Each of our executive officers, including those officers who serve as directors, is employed by our advisor or its affiliates, and is compensated by these entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Form 10-K.

Option/SAR Grants in Last Fiscal Year

No option grants were made to officers and directors for the year ended December 31, 2007.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 Incentive Award Plan, our independent directors receive the following forms of compensation:

•	Annual Retainer. Our independent directors receive an annual retainer of $15,000.

•	Meeting Fees. Our independent directors receive $1,000 for each board meeting attended in person or by telephone, $500 for each committee meeting attended in person or by telephone, and an additional $2,000 to the audit committee chair for each audit committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting, except that the audit committee chair will be paid $2,500 when an audit committee meeting is held on the same day as a board meeting.

•	Equity Compensation. Upon initial election to our board of directors, each independent director receives 1,000 shares of restricted common stock, and an additional 1,000 shares of restricted common stock upon his or her subsequent election each year. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•	Expense Reimbursement. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2007:

				Non-Equity	Change in
	Fees Earned			Incentive	Pension Value and
	or Paid	Stock	Option	Plan	Nonqualified Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation Earnings	Compensation	Total
Name(a)	($)(b)(1)	($)(c)(2)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)

Stanley J. Olander, Jr.(3)	$—	$—	$—	$—	$—	$—	$—
Scott. D. Peters(3)(4)	$—	$—	$—	$—	$—	$—	$—
Glenn W. Bunting, Jr.	$30,500	$5,100	$—	$—	$—	$—	$35,600
Robert A. Gary, IV	$37,500	$5,100	$—	$—	$—	$—	$42,600
W. Brand Inlow	$31,500	$5,100	$—	$—	$—	$—	$36,600
Louis J. Rogers(3)(5)	$—	$—	$—	$—	$—	$—	$—

(1) Consists of the amounts described below.

		Basic Annual
		Retainer	Meeting Fees
Director	Role	($)	($)

Olander	Chairman of the Board	$—	$—
Peters	Director	$—	$—
Bunting	Member, Audit Committee	$15,000	$15,500
Gary	Chairman, Audit Committee	$15,000	$22,500
Inlow	Member, Audit Committee	$15,000	$16,500
Rogers	Director	$—	$—

(2) The amounts in this column represent the proportionate amount of the total fair value of stock awards recognized by the Company in 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amounts included in the table for each award include the amount recorded as expense in our consolidated statement of operations for the year ended December 31, 2007. The fair values of these awards and the amounts expensed in 2007 were determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS No. 123(R).

The following table shows the shares of restricted common stock awarded to each independent director during 2007, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

			Full Grant
		Number of	Date Fair
		Restricted	Value of
Director	Grant Date	Shares (#)	Award ($)

Olander	—	—	$—
Peters	—	—	$—
Bunting	06/12/07	1,000	$10,000
Gary	06/12/07	1,000	$10,000
Inlow	06/12/07	1,000	$10,000
Rogers	—	—	$—

The following table shows the aggregate numbers of nonvested restricted shares of common stock held by each director as of December 31, 2007:

Nonvested
Director	Restricted Stock

Olander	—
Peters	—
Bunting	1,400
Gary	1,400
Inlow	1,400
Rogers	—

(3) Mr. Olander, Mr. Peters and Mr. Rogers were not independent directors.

(4) Mr. Peters has served as our director since April 2007.

(5) Mr. Rogers served as our director until June 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 14, 2008, the amount of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 9,948,488 shares of our common stock outstanding as of March 14, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
	of Common Stock
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Stanley J. Olander, Jr.(2)	22,223	*
Glenn W. Bunting, Jr.(3)	2,159	*
Robert A. Gary, IV(3)	2,000	*
W. Brand Inlow(3)	2,000	*
All directors and executive officers as a group (9 persons)	28,382	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Grubb & Ellis Apartment REIT, Inc., 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Includes 22,223 shares of our common stock owned by our advisor. Stanley J. Olander, Jr. is the chief executive officer of our advisor. Our advisor also owns 100 units of Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership.

(3)	Includes vested and nonvested restricted shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

Under the terms of our 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, SARs or other awards, will be no more than 2,000,000 shares.

	Number of Securities		Number of
	to be Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for Future
Plan Category	Warrants and Rights	Warrants and Rights	Issuance

Equity compensation plans approved by security holders(1)	—	—	1,993,800
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,993,800

(1) On July 19, 2006 and June 12, 2007, we granted an aggregate of 4,000 and 3,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance. In addition, 800 shares of restricted common stock were forfeited in November 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

Some of our executive officers and our non-independent directors are also executive officers and/or holders of direct or indirect interests in our advisor, our sponsor, and NNN Realty Advisors, or other affiliated entities.

Grubb & Ellis Realty Investors owns a 50.0% managing member interest in our advisor. Grubb & Ellis Apartment Management, LLC owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Apartment Management, LLC include; (1) Scott D. Peters, our executive vice president and our advisor’s executive vice president and chief financial officer; (2) Andrea R. Biller, our secretary and our advisor’s general counsel; and (3) Grubb & Ellis Realty Investors for the benefit of other employees who perform services for us. As of March 28, 2008, each of Mr. Peters and Ms. Biller own 18.0% membership interests in Grubb & Ellis Apartment Management, LLC. Grubb & Ellis Realty Investors owns a 64.0% membership interest in Grubb & Ellis Apartment Management, LLC.

ROC REIT Advisors owns a 25.0% non-managing member interest in our advisor. The members of ROC REIT Advisors are; (1) Stanley J. Olander, Jr., our chief executive officer, president and chairman of our board of directors and our advisor’s chief executive officer; (2) Gus G. Remppies, our executive vice president and chief investment officer and our advisor’s executive vice president and chief investment officer; and (3) David L. Carneal, our executive vice president and chief operating officer and our advisor’s executive vice president and chief operating officer.

Each of Mr. Olander, Mr. Remppies and Mr. Carneal owned 33.3% membership interests in ROC Realty Advisors, LLC, an entity that owned 50.0% of the membership interests in NNN/ROC Apartment Holdings, LLC. NNN/ROC Apartment Holdings, LLC owns several entities that master lease properties sponsored by Grubb & Ellis Realty Investors and earns fees as a result of property acquisitions by programs sponsored by Grubb & Ellis Realty Investors, other than us. On July 20, 2007, NNN Realty Advisors purchased 100% of the membership interests in ROC Realty Advisors, LLC from Mr. Olander, Mr. Remppies and Mr. Carneal for an aggregate purchase price of (1) 400,000 shares of restricted stock of NNN Realty Advisors, which is subject to vesting pursuant to a Restricted Stock Agreement, (2) a $1,700,000 cash payment and (3) an additional cash payment of $1,000,000 that is to be paid out in equal installments on the first business day following January 1 of 2008, 2009 and 2010. The restricted shares of common stock converted into shares of restricted common stock of Grubb & Ellis in connection with the reverse merger of NNN Realty Advisors and Grubb & Ellis.

Fees and Expenses Paid to Affiliates

Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred our advisor or its affiliates $14,069,000 and $4,125,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended

December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $4,652,000 and $1,141,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our dealer manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our dealer manager may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional accountable 0.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering, other than shares sold pursuant to the DRIP, as reimbursements for bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these fees up to 0.5% of the gross offering proceeds to participating broker-dealers. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,709,000 and $494,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,006,000 and $249,000, respectively, in offering expenses to our advisor or Grubb & Ellis Realty Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $4,724,000 and $1,884,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, including amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $3,000 and $0, respectively, in expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $950,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fees

Our advisor or its affiliates are paid a property management fee equal to 4.0% of the monthly gross cash receipts from any property managed for us. This fee is paid monthly. Our advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due to such third party contractors. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $489,000 and $24,000, respectively, in property management fees to our advisor or its affiliate, which is included in rental expenses in our accompanying consolidated statements of operations.

On-site Personnel Payroll

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $159,000 and $0, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and its affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our board of directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended December 31, 2007, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.8% and 2,972.0%, respectively, for the twelve months ended December 31, 2007.

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred on our behalf $165,000 and $325,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations or prepaid expenses on our accompanying consolidated balance sheets, as applicable.

Compensation for Additional Services

Our advisor or its affiliates will be paid for services performed on our behalf other than those required to be rendered by our advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $8,000 and $0, respectively, for tax services an affiliate provided to us.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, which will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2007 and 2006:

		December 31,	December 31,
Entity	Fee	2007	2006

Grubb & Ellis Realty Investors	Operating Expenses	$50,000	$325,000
Grubb & Ellis Realty Investors	Offering Costs	270,000	53,000
Grubb & Ellis Realty Investors	Due Diligence	—	18,000
Grubb & Ellis Realty Investors	On-site Payroll	10,000	—
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Due Diligence Expense Reimbursements	153,000	93,000
Residential Management	Property Management Fees	9,000	—
Realty	Asset and Property Management Fees	284,000	—
Realty	Acquisition Fees	—	961,000

		$776,000	$1,450,000

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we entered into, and subsequently paid down, the following unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Default Interest Rate	Date Paid in Full

12/28/06	$10,000,000	06/28/07	6.86%	8.86%	04/06/07
06/29/07	$3,300,000	12/29/07	6.85%	8.85%	07/31/07
08/01/07	$13,200,000	02/01/08	6.86%	8.86%	08/22/07
08/29/07	$5,400,000	03/01/08	6.85%	8.85%	10/17/07
12/21/07	$10,000,000	06/20/08	7.46%	9.46%	02/20/08

The unsecured notes bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes. As of December 31, 2007 and 2006, the balances under the unsecured note payables to affiliate were $7,600,000 and $10,000,000, respectively.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred interest expense to NNN Realty Advisor of $204,000 and $8,000, respectively.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented Grubb & Ellis Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the year ended December 31, 2007 and 2006 we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $42,000 and $312,000, respectively. Louis J. Rogers, our director from July 2006 through June 2007, our president and the chairman of our advisor from inception through April 6, 2007, the president of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues.

On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004. The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Grubb & Ellis Realty Investors, LLC, the managing member of our advisor, and its affiliated companies, including us, or collectively, the Grubb & Ellis group, remain a client of Hirschler Fleischer and that collections by that firm from the Grubb & Ellis group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from, the Grubb & Ellis group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Grubb & Ellis group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the year ended December 31, 2007 and 2006, the Grubb & Ellis group, incurred legal fees to Hirschler Fleischer of approximately $2,426,000 and $3,696,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $42,000 and $312,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers has received from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

Process for Resolution of Conflicting Opportunities

The independent directors must, by majority vote, approve all actions by our advisor or its affiliates that present potential conflicts with our company, including, related party transactions.

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

Director Independence

We have a five-member board of directors. Two of our directors, Stanley J. Olander, Jr. and Scott D. Peters, are affiliated with us and we do not consider them to be independent directors. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the sponsor or the advisor by virtue of (1) ownership of an interest in our sponsor, our advisor or any of their affiliates, other than the Corporation; (2) employment by our sponsor, our advisor or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor or any of their affiliates; (4) performance of services, other than as a director for us; (5) service as a director or trustee of more than three REITs organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor or any of their affiliates.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock

Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14.  Principal Accounting Fees and Services.

Deloitte & Touche, LLP has served as our independent auditors since January 6, 2006 and audited our consolidated financial statements for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

The following table lists the fees for services rendered by our independent auditors for 2007 and 2006:

Services	2007	2006

Audit fees(1)	$410,000	$99,000
Audit-related fees(2)	10,000	—
Tax fees(3)	5,000	—
All other fees	—	—

Total	$425,000	$99,000

(1) Audit fees billed in 2007 and 2006 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our Offering.

(2) Audit-related fees consist of financial accounting and reporting consultations.

(3) Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of December 31, 2007 and 2006	80
Consolidated Statements of Operations for the Year Ended December 31, 2007 and for the Period from January 10, 2006 (Date of Inception) through December 31, 2006	81
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2007 and for the Period from January 10, 2006 (Date of Inception) through December 31, 2006	82
Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and for the Period from January 10, 2006 (Date of Inception) through December 31, 2006	83
Notes to Consolidated Financial Statements	84

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2007 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	109
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	110

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	109
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grubb & Ellis Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Apartment REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Our audits also included the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Los Angeles, California
March 28, 2008

Grubb & Ellis Apartment REIT, Inc.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$220,390,000	$63,685,000
Cash and cash equivalents	1,694,000	1,454,000
Accounts and other receivables	438,000	170,000
Restricted cash	3,286,000	192,000
Identified intangible assets, net	1,171,000	904,000
Other assets, net	1,835,000	809,000

Total assets	$228,814,000	$67,214,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$139,318,000	$19,218,000
Unsecured note payables to affiliate	7,600,000	10,000,000
Lines of credit	10,000,000	21,585,000
Accounts payable and accrued liabilities	4,388,000	529,000
Accounts payable due to affiliates, net	776,000	1,450,000
Security deposits and prepaid rent	675,000	184,000

Total liabilities	162,757,000	52,966,000

Commitments and contingencies (Note 8)

Minority interest of limited partner in operating partnership	1,000	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 8,528,844 and 1,686,068 shares issued and outstanding as of December 31, 2007 and 2006, respectively	85,000	17,000
Additional paid-in capital	75,737,000	14,898,000
Accumulated deficit	(9,766,000)	(668,000)

Total stockholders’ equity	66,056,000	14,247,000

Total liabilities, minority interest and stockholders’ equity	$228,814,000	$67,214,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007 and
for the Period from January 10, 2006 (Date of Inception) through December 31, 2006

		Period from January 10, 2006
	Year Ended	(Date of Inception) through
	December 31, 2007	December 31, 2006

Revenues:
Rental income	$11,610,000	$615,000
Other property revenue	1,095,000	44,000

Total revenues	12,705,000	659,000

Expenses:
Rental expenses	6,223,000	266,000
General and administrative	2,383,000	294,000
Depreciation and amortization	5,385,000	289,000

Total expenses	13,991,000	849,000

Loss before other income (expense)	(1,286,000)	(190,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mezzanine line of credit and note payables to affiliate	(204,000)	(25,000)
Interest expense related to mortgage loan payables and line of credit	(4,182,000)	(314,000)
Interest and dividend income	91,000	6,000
Other income, net	2,000	—

Net loss	$(5,579,000)	$(523,000)

Net loss per share — basic and diluted	$(1.10)	$(1.99)

Weighted-average number of shares outstanding — basic and diluted	5,063,942	262,609

Distributions declared per common share	$0.68	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2007
and for the Period from January 10, 2006 (Date of Inception)
through December 31, 2006

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE — January 10, 2006	—	$—	$—	$—	$—	$—
Issuance of common stock	1,680,776	17,000	16,752,000	—	—	16,769,000
Issuance of vested and nonvested common stock	4,000	—	8,000	—	—	8,000
Offering costs	—	—	(1,884,000)	—	—	(1,884,000)
Forfeiture of nonvested shares of common stock	(800)		(1,000)	—	—	(1,000)
Amortization of nonvested common stock compensation	—		3,000	—	—	3,000
Issuance of common stock under the DRIP	2,092		20,000	—	—	20,000
Distributions	—	—	—	—	(145,000)	(145,000)
Net loss	—	—	—	—	(523,000)	(523,000)

BALANCE — December 31, 2006	1,686,068	17,000	14,898,000	—	(668,000)	14,247,000
Issuance of common stock	6,707,393	67,000	66,934,000	—	—	67,001,000
Issuance of vested and nonvested common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(7,367,000)	—	—	(7,367,000)
Amortization of nonvested common stock compensation	—	—	9,000	—	—	9,000
Issuance of common stock under the DRIP	132,383	1,000	1,257,000	—	—	1,258,000
Distributions	—	—	—	—	(3,519,000)	(3,519,000)
Net loss	—	—	—	—	(5,579,000)	(5,579,000)

BALANCE — December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$66,056,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2007 and for the Period from
January 10, 2006 (Date of Inception) through December 31, 2006

		Period from January 10, 2006
	Year Ended	(Date of Inception)
	December 31,	through
	2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,579,000)	$(523,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	5,665,000	319,000
Stock based compensation, net of forfeitures	15,000	11,000
Bad debt expense	264,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(307,000)	(43,000)
Other assets	218,000	(97,000)
Accounts payable and accrued liabilities	2,125,000	344,000
Accounts payable due to affiliates, net	28,000	325,000
Prepaid rent	(234,000)	(35,000)

Net cash provided by operating activities	2,195,000	301,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(123,657,000)	(63,794,000)
Capital expenditures	(215,000)	(4,000)
Restricted cash	(3,093,000)	(193,000)

Net cash used in investing activities	(126,965,000)	(63,991,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	82,482,000	19,218,000
Borrowings on unsecured note payables to affiliate	31,900,000	10,000,000
Payments on mortgage loan payables	(137,000)	—
Payments on unsecured note payables to affiliate	(34,300,000)	—
(Repayments) borrowings under lines of credit, net	(11,585,000)	21,585,000
Deferred financing costs	(1,174,000)	(543,000)
Proceeds from issuance of common stock	66,796,000	16,651,000
Minority interest contribution to operating partnership	—	1,000
Security deposits	(7,000)	—
Payment of offering costs	(7,108,000)	(1,720,000)
Distributions	(1,857,000)	(48,000)

Net cash provided by financing activities	125,010,000	65,144,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	240,000	1,454,000
CASH AND CASH EQUIVALENTS — Beginning of period	1,454,000	—

CASH AND CASH EQUIVALENTS — End of period	$1,694,000	$1,454,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,843,000	$128,000
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$17,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivable	$20,000	$11,000
Other assets	$314,000	$185,000
Mortgage loan payables, net	$37,709,000	$—
Accrued expenses	$1,385,000	$94,000
Accounts payable due to affiliates, net	$—	$961,000
Security deposits and prepaid rent	$732,000	$222,000
Financing Activities:
Issuance of common stock under the DRIP	$1,258,000	$20,000
Distributions declared but not paid	$481,000	$77,000
Accrued offering costs	$423,000	$164,000
Accrued deferred financing costs	$4,000	$13,000
Receivable from transfer agent for issuance of common stock	$323,000	$118,000

The accompanying notes are an integral part of these consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2007 and for the Period from January 10, 2006
(Date of Inception) through December 31, 2006

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Apartment REIT, Inc. (formerly known as NNN Apartment REIT, Inc.), a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our Offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000. As of March 14, 2008, we had received and accepted subscriptions in our Offering for 9,710,660 shares of our common stock, or $97,015,000, excluding shares issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P. (formerly known as NNN Apartment REIT Holdings, L.P.), or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC (formerly known as NNN Apartment REIT Advisor, LLC), or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), is the managing member of our advisor. The Advisory Agreement had an initial one-year term that expired on July 18, 2007 and is subject to successive one-year renewals upon the mutual consent of the parties. On June 12, 2007, our board of directors and our advisor approved the renewal of the Advisory Agreement for an additional one-year term, which expires on July 18, 2008. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisor stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp. changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, we owned interests in six properties in Texas consisting of 1,819 apartment units, one property in North Carolina consisting of 160 apartment units, and two properties in Virginia consisting of 394 apartment units for a total of 2,373 apartment units.

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which our operating partnership, or wholly-owned subsidiaries of our operating partnership, own substantially all of the properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2007 and 2006, we owned a 99.99% general partnership interest therein. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. As of December 31, 2007 and 2006, our advisor owned a 0.01% limited partnership interest therein, and is a special limited partner in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital replacements and debt service.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property revenue is recorded when due from residents and is recognized monthly as it is earned. Other property revenue consists primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents. Expense reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue 99-19. Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain residents to meet their contractual obligations under their lease agreements. We determine the adequacy of this allowance by continually evaluating individual residents’ receivables considering the resident’s financial condition and security deposits and current economic conditions. No allowance for uncollectible accounts as of December 31, 2007 and 2006 was determined to be necessary to reduce receivables to our estimate of the amount recoverable.

Properties Held for Sale

We account for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

As of December 31, 2007 and 2006, we did not have any properties held for sale.

Purchase Price Allocation

In accordance with SFAS, No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant. Allocations are made at the fair market value for furniture, fixtures and equipment on premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in the intangible assets and below market lease values, if any, would be included in intangible liabilities in our consolidated financial statements and would be amortized to rental income over the weighted average remaining term of the acquired leases with each property. As of December 31, 2007 and 2006, we did not have any amounts allocated to above or below market leases.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed fixed rate mortgage and the cash flow stream of a market fixed rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Operating Properties

Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from 10 to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the year ended

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, there were no impairment losses recorded.

Other Assets

Other assets consist primarily of deferred financing costs, prepaid expenses and deposits. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 107, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loan payables, unsecured note payables to affiliate and borrowings under the line of credit. We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to and unsecured note payables to affiliates is not determinable due to the related party nature.

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of December 31, 2007 and 2006, the fair value of the mortgage loan payables were $137,958,000 and $19,218,000, respectively, compared to the carrying value of $139,318,000 and $19,218,000, respectively.

The fair value of the secured line of credit with Wachovia Bank, National Association, or Wachovia, and LaSalle Bank National Association, or LaSalle, which we refer to as the line of credit, as of December 31, 2007 and 2006, was $0 and $21,585,000, respectively, compared to a carrying value of $0 and $21,585,000, respectively.

The fair value of the Wachovia Loan (See Note 7, Lines of Credit — Wachovia Loan) as of December 31, 2007 and 2006, was $10,000,000 and $0, respectively, compared to a carrying value of $10,000,000 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and accounts receivable from residents. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2007 and 2006, we had cash and cash equivalent accounts in excess of FDIC insured limits. We believe this

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk is not significant. Concentration of credit risk with respect to accounts receivable from residents is limited. We perform credit evaluations of prospective residents, and security deposits are obtained upon lease execution.

As of December 31, 2007, we had interests in six properties located in Texas, which accounted for 93.1% of our total revenue.

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2007 and, 2006, expenses of $2,672,000 and $1,679,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, have been incurred by our advisor or Grubb & Ellis Realty Investors, and these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007 and 2006. See Note 9, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

Stock Compensation

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Award Plan. See Note 11, Stockholders’ Equity — 2006 Incentive Award Plan for a further discussion of grants under our 2006 Incentive Award Plan.

Income Taxes

We made an election under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, to be taxed as a REIT when we filed our fiscal year 2006 tax return, and qualified to be taxed as such beginning with our taxable year ended December 31, 2006. We intend to continue to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our results of operations and net cash available for distribution to stockholders.

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. We adopted FIN No. 48 effective January 1, 2007, and as a result did not become aware of any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We follow FIN No. 48 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return.

Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of restricted common stock give rise to potentially dilutive shares of common stock.

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recorded a net loss of $5,579,000 and $523,000, respectively. As of December 31, 2007 and 2006, 4,200 shares and 2,400 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during this period.

Segment Disclosure

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in residential properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our residential properties has similar economic characteristics, residents, and products and services, our residential properties have been aggregated into one reportable segment for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we will not be electing to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for and reporting

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Land	$24,670,000	$6,056,000
Land improvements	12,592,000	4,301,000
Building and improvements	179,226,000	50,722,000
Furniture, fixtures and equipment	7,454,000	2,794,000

	223,942,000	63,873,000

Less: accumulated depreciation	(3,552,000)	(188,000)

	$220,390,000	$63,685,000

Depreciation expense for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $3,434,000 and $188,000, respectively.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2006

Walker Ranch Apartment Homes — San Antonio, Texas

On October 31, 2006, we purchased Walker Ranch Apartment Homes located in San Antonio, Texas, or the Walker Ranch property, from an unaffiliated third party for a purchase price of $30,750,000 plus closing costs. We financed the purchase price of the property with $22,120,000 in borrowings under the line of credit, and $4,740,000 in borrowings under the mezzanine line of credit with Wachovia. The balance of the purchase price was provided by funds raised through our Offering. We paid an acquisition fee of $923,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Hidden Lake Apartment Homes — San Antonio, Texas

On December 28, 2006, we purchased Hidden Lake Apartment Homes in San Antonio, Texas, or the Hidden Lake property, from an unaffiliated third party for a purchase price of $32,030,000 plus closing costs. We financed the purchase price of the property with $19,218,000 in borrowings under a secured mortgage loan, a $10,000,000 unsecured loan from NNN Realty Advisors and $2,500,000 in borrowings under the line of credit. The balance was provided by funds raised through our Offering. We paid an acquisition fee of $961,000, or 3.0% of the purchase price, to our advisor and its affiliate.

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

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we purchased Baypoint Resort, located in Corpus Christi, Texas, or the Baypoint property, for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a loan secured by the property in the principal amount of $21,612,000 and a $13,200,000 unsecured loan from NNN Realty Advisors. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

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

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realty Advisors. An acquisition fee of $648,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Villas of El Dorado — McKinney, Texas

On November 2, 2007, we purchased Villas of El Dorado, located in McKinney, Texas, or the El Dorado property, for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through the assumption of a loan secured by the property in the principal amount of $13,600,000, with an unpaid principal balance of $13,600,000, and $3,122,000 in cash proceeds from a $3,195,000 borrowing under the Wachovia Loan, with the balance of the purchase price provided by funds raised through our Offering. We paid an acquisition fee of $540,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

The Heights at Old Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Heights at Old Towne, located in Portsmouth, Virginia, or the Heights property, for a purchase price of $17,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price through a secured loan of $10,475,000, $3,205,000 in borrowings under the Wachovia Loan, proceeds of $3,208,000 from a $10,000,000 unsecured loan from NNN Realty Advisors, and the remaining balance from funds raised through our Offering. An acquisition fee of $510,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

The Myrtles at Old Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Myrtles at Old Towne, located in Portsmouth, Virginia, or the Myrtles property, for a purchase price of $36,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the property through a secured loan of $20,100,000, $6,788,000 in borrowings under the Wachovia Loan, proceeds of $6,792,000 from a $10,000,000 unsecured loan from NNN Realty Advisors, and the remaining balance from funds raised through our Offering. An acquisition fee of $1,080,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

Leverage

As a result of the acquisition of the Walker Ranch property October 31, 2006, our leverage exceeded 300.0%. In addition, as a result of the acquisition of the Hidden Lake property on December 28, 2006, our leverage exceeded 300.0%. In connection with each of these acquisitions, a majority of our directors, including a majority of our independent directors, approved our leverage exceeding 300.0%, in accordance with our charter. Our board of directors determined that for each acquisition, the excess leverage was justified because it enabled us to purchase the properties during the initial stages of our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for stockholders and preserve stockholder capital. As of December 31, 2007, our leverage did not exceed 300.0%.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

In place leases, net of accumulated amortization of $450,000 and $85,000 as of December 31, 2007 and 2006, respectively, (with a weighted average remaining life of 5 and 8 months as of December 31, 2007 and 2006, respectively)	$785,000	$649,000
Tenant relationships, net of accumulated amortization of $499,000 and $16,000 as of December 31, 2007 and 2006, respectively, (with a weighted-average remaining life of 5 and 15 months as of December 31, 2007 and 2006, respectively)	386,000	255,000

	$1,171,000	$904,000

Amortization expense recorded on the identified intangible assets for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $1,951,000 and $101,000, respectively.

Estimated amortization expense on the identified intangible assets as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$1,171,000
2009	$—
2010	$—
2011	$—
2012	$—
Thereafter	$—

5.	Other Assets

Other assets consisted of the following as of December 31, 2007 and 2006:

	December 31, 2005	December 31, 2006

Deferred financing costs, net of accumulated amortization of $262,000 and $30,000 as of December 31, 2007 and 2006, respectively	$1,457,000	$526,000
Prepaid expenses and deposits	378,000	283,000

	$1,835,000	$809,000

Amortization expense recorded on the deferred financing costs for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $232,000 and $30,000, respectively.

Estimated amortization expense on the deferred financing costs as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$394,000
2009	$264,000
2010	$116,000
2011	$116,000
2012	$116,000
Thereafter	$451,000

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage Loan Payables and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $140,251,000 ($139,318,000, net of discount) and $19,218,000 as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we had nine fixed rate mortgage loans with a weighted-average effective interest rate of 5.60% per annum. As of December 31, 2006, we had one fixed rate mortgage loan with an effective interest rate of 5.34% per annum. The mortgage loans secured by the Hidden Lake property, the Walker Ranch property, the Northgate property, the Baypoint property, the El Dorado property, the Heights property, and the Myrtles property have monthly interest-only payments. The mortgage loans secured by the Braemar property and the Towne Crossing property have monthly principal and interest payments. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of December 31, 2007 and 2006, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of December 31, 2007 and 2006:

	Interest	Maturity	December 31,	December 31,
Property	Rate	Date	2007	2006

Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	—
Residences at Braemar	5.72%	06/01/15	9,662,000	—
Park at Northgate	5.94%	08/01/17	10,295,000	—
Baypoint Resort	5.94%	08/01/17	21,612,000	—
Towne Crossing Apartments	5.04%	11/01/14	15,289,000	—
Villas of El Dorado	5.68%	12/01/16	13,600,000	—
The Heights at Old Towne	5.79%	01/01/18	10,475,000	—
The Myrtles at Old Towne	5.79%	01/01/18	20,100,000	—

			140,251,000	19,218,000

Less: discount			(933,000)	—

			$139,318,000	$19,218,000

The principal payments due on our mortgage loan payables as of December 31, 2007 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2008	$391,000
2009	$415,000
2010	$438,000
2011	$462,000
2012	$485,000
Thereafter	$138,060,000

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we entered into, and subsequently paid down, the following unsecured loans with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date	Interest Rate	Default Interest Rate	Date Paid in Full

12/28/06	$10,000,000	06/28/07	6.86%	8.86%	04/06/07
06/29/07	$3,300,000	12/29/07	6.85%	8.85%	07/31/07
08/01/07	$13,200,000	02/01/08	6.86%	8.86%	08/22/07
08/29/07	$5,400,000	03/01/08	6.85%	8.85%	10/17/07
12/21/07	$10,000,000	06/20/08	7.46%	9.46%	02/20/08

The unsecured notes bore interest at a fixed rate and required monthly interest-only payments for the terms of the unsecured notes. As of December 31, 2007 and 2006, the balances under the unsecured note payables to affiliate were $7,600,000 and $10,000,000, respectively.

Because these loans were related party loans, the terms of the loans and the unsecured notes, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

7.	Lines of Credit

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

As of December 31, 2007 and 2006, borrowings under the line of credit totaled $0 and $21,585,000, respectively. Borrowings at December 31, 2006 bore interest at a weighted-average interest rate of 6.88% per annum. On April 12, 2007, we repaid the remaining outstanding borrowings and accrued interest under the line of credit.

We have a Mezzanine Credit Agreement, or the Mezzanine Credit Agreement, with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which matures on October 31, 2009, or the mezzanine line of credit. As of December 31, 2007 and 2006, there were no outstanding borrowings under the mezzanine line of credit.

On March 20, 2007, we obtained waivers of certain covenants contained in the Credit Agreement and Mezzanine Credit Agreement from Wachovia and LaSalle, as applicable. The covenants were related to our non-compliance with certain debt to total asset value ratios, fixed charge coverage ratios and the implied debt service coverage ratios, or collectively the financial covenants, arising from our limited operations. As a result of the waivers, Wachovia and LaSalle waived compliance with the financial covenants through the period ending December 31, 2007. Wachovia and LaSalle currently have no obligation to fund additional amounts under either the line of credit or the mezzanine line of credit until we comply with the financial covenants, although they may do so in their sole discretion.

On July 10, 2007, we entered into letter agreements amending the terms of the Credit Agreement and Mezzanine Credit Agreement, or the amendment letters. Pursuant to the amendment letters, we are no longer obligated to pay nonuse fees until such times as Wachovia and LaSalle have agreed in writing to make additional loans under the Credit Agreement or the Mezzanine Credit Agreement, as applicable. Further, until Wachovia and LaSalle have agreed to make additional loans under the Credit Agreement or Mezzanine Credit

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, as applicable, we will not be obligated to comply with the financial covenants contained in the Credit Agreement or Mezzanine Credit Agreement, nor will we be obligated to comply with the related reporting obligations. Finally, Wachovia and LaSalle, as applicable, have agreed that we will not be obligated to pay any reinstatement fees under the Credit Agreement or Mezzanine Credit Agreement in order for Wachovia or LaSalle to lend us funds in the future.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia for a loan in the principal amount of up to $10,000,000 which matures on November 1, 2008, or the Wachovia Loan. The Wachovia Loan is secured by (1) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, L.P., (2) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. and (3) 100% of our ownership interests in entities acquiring properties in the future if financed in part by the Wachovia Loan. The Wachovia Loan may be extended for one year subject to satisfaction of certain conditions. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate, as defined in the agreement.

On November 1, 2007, we used $3,195,000 in borrowings under the Wachovia Loan agreement in connection with the acquisition of the El Dorado property. On November 19, 2007, we repaid the outstanding principal and accrued interest on the Wachovia Loan.

On December 21, 2007, we executed a First Amendment to and Waiver of Loan Agreement with Wachovia, and Grubb & Ellis Apartment REIT Holdings, L.P., our operating partnership, entered into a First Amended and Restated Pledge Agreement with Wachovia to pledge its interest in the Myrtles property and the Heights property in connection with $10,000,000 in borrowings under the Wachovia Loan to finance the acquisitions of the Myrtles property and the Heights property. As of December 31, 2007, $10,000,000 was outstanding under the Wachovia Loan at a variable rate of 9.84%.

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

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loans secured by the Northgate property and the Baypoint property to complete certain repairs to the properties in the amount of $45,000 and $131,000, respectively, by no later than August 1, 2008. Funds of $131,000 for these expenditures are held by the lender and are included in restricted cash on our accompanying consolidated balance sheet as of December 31, 2007.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our Offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our Offering. As of December 31, 2007 and 2006, expenses of $2,672,000 and $1,679,000, respectively, in excess of 11.5% of the gross proceeds of our Offering, have been incurred by our advisor or Grubb & Ellis Realty Investors and these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2007 and 2006. To the extent we raise additional proceeds from our Offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of these amounts during our offering stage.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent directors are also executive officers and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our Offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regards to our Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred to our advisor or its affiliates $14,069,000 and $4,125,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $4,652,000 and $1,141,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our Offering.

Marketing Support Fee and Due Diligence Expense Reimbursements

Our dealer manager may receive non-accountable marketing support fees and due diligence expense reimbursements up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. Our dealer manager may re-allow up to 1.5% of the

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional accountable 0.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering, other than shares sold pursuant to the DRIP, as reimbursements for bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these fees up to 0.5% of the gross offering proceeds to participating broker-dealers. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,709,000 and $494,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our Offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors may be reimbursed for actual expenses incurred for up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our Offering other than shares sold pursuant to the DRIP. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,006,000 and $249,000, respectively, in offering expenses to our advisor or Grubb & Ellis Realty Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our Offering.

Acquisition and Development Stage

Acquisition Fees

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $4,724,000 and $1,884,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, including amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $3,000 and $0, respectively, in expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $950,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fees

Our advisor or its affiliates are paid a property management fee equal to 4.0% of the monthly gross cash receipts from any property managed for us. This fee is paid monthly. Our advisor or its affiliates anticipate that they will subcontract property management services to third parties and will be responsible for paying all fees due to such third party contractors. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $489,000 and $24,000, respectively, to our advisor or its affiliate, which is included in rental expenses in our accompanying consolidated statements of operations.

On-site Personnel Payroll

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $159,000 and $0, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and its affiliates for fees and costs that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our board of directors determines that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended December 31, 2007, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.8% and 2,972.0%, respectively, for the twelve months ended December 31, 2007.

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred on our behalf $165,000 and $325,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations or prepaid expenses on our accompanying consolidated balance sheets, as applicable.

Compensation for Additional Services

Our advisor or its affiliates will be paid for services performed for us other than those required to be rendered by our advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $8,000 and $0, respectively, for tax services an affiliate provided to us.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, which will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive disposition fee or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Incentive Distribution Upon Sales

Upon liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2007 and 2006:

		December 31,	December 31,
Entity	Fee	2007	2006

Grubb & Ellis Realty Investors	Operating Expenses	$50,000	$325,000
Grubb & Ellis Realty Investors	Offering Costs	270,000	53,000
Grubb & Ellis Realty Investors	Due Diligence	—	18,000
Grubb & Ellis Realty Investors	On-site Payroll	10,000	—
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Due Diligence Expense Reimbursements	153,000	93,000
Residential Management	Property Management Fees	9,000	—
Realty	Asset and Property Management Fees	284,000	—
Realty	Acquisition Fees	—	961,000

		$776,000	$1,450,000

Unsecured Note Payables to Affiliate

For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred interest expense to NNN Realty Advisor of $204,000 and $8,000, respectively. See Note 6, Mortgage Loan Payables and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented Grubb & Ellis Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the year ended December 31, 2007 and 2006 we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $42,000 and $312,000, respectively. Louis J. Rogers, our director from July 2006 through June 2007, our president and the chairman of our advisor from inception through April 6, 2007, the president of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our Offering that Mr. Rogers shared in Hirschler Fleischer’s revenues.

On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004. The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Grubb & Ellis Realty Investors, LLC, the managing member of our advisor, and its affiliated companies, including us, or collectively, the Grubb & Ellis group, remain a client of Hirschler Fleischer and that collections by that firm from the Grubb & Ellis group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from, the Grubb & Ellis group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Grubb & Ellis group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the year ended December 31, 2007 and 2006, the Grubb & Ellis group, incurred legal fees to Hirschler

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fleischer of approximately $2,426,000 and $3,696,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $42,000 and $312,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers has received from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of December 31, 2007 and 2006, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest. As such, 0.01% of the earnings at our operating partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock in the aggregate to our independent directors, 800 of which were forfeited in November 2006. On June 12, 2007, in connection with their re-election, we granted 3,000 shares of restricted stock in the aggregate to our independent directors. Through December 31, 2007, we issued 8,365,946 shares in connection with our Offering and 134,475 shares under the DRIP. As of December 31, 2007 and, 2006, we had 8,528,844 and 1,686,068 shares, respectively, of common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. No shares of preferred stock were issued and outstanding as of December 31, 2007 and 2006.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our Offering. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, $1,258,000 and $20,000, respectively, in distributions were reinvested and 132,383 and 2,092 shares, respectively, in shares were issued under the DRIP. As of December 31, 2007 and 2006, a total of $1,278,000 and $20,000, respectively, in distributions were reinvested and 134,475 and 2,092 shares, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met by stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds we receive from the sale of shares under the DRIP. As of December 31, 2007, no share repurchases had been made.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006 and June 12, 2007, we granted an aggregate of 4,000 and 3,000 shares, respectively, of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our Offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recognized compensation expense of $15,000 and $11,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2007 and 2006, there was $36,000 and $21,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2007, this expense is expected to be realized over a remaining weighted-average period of 3.1 years.

As of December 31, 2007 and 2006, the fair value of the nonvested shares of restricted common stock was $42,000 and $24,000, respectively. A summary of the status of our shares of restricted common stock as of December 31, 2007 and 2006, and the changes for the period from January 10, 2006 (Date of Inception) through December 31, 2007, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — January 10, 2006 (Date of Inception)	—	—
Granted	4,000	$10.00
Vested	(800)	$10.00
Forfeited	(800)	$10.00

Balance — December 31, 2006	2,400	$10.00
Granted	3,000	$10.00
Vested	(1,200)	$10.00
Forfeited	—	—

Balance — December 31, 2007	4,200	$10.00

Expected to vest — December 31, 2007	4,200	$10.00

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Special Limited Partner Interest

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

13.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the year ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006

Ordinary income	$—	—%	$—	—%
Capital gain	—	—	—	—
Return of capital	3,115,000	100%	68,000	100%

	$3,115,000	100%	$68,000	100%

14.	Business Combinations

For the year ended December 31, 2007, we completed the acquisition of seven consolidated properties, adding a total of 1,668 apartment units to our property portfolio. We purchased the seven properties on the following dates:

Acquisition
Property	Date

Park at Northgate	June 12, 2007
Residences at Braemar	June 29, 2007
Baypoint Resort	August 2, 2007
Towne Crossing Apartments	August 29, 2007
Villas of El Dorado	November 2, 2007
The Heights at Old Towne	December 21, 2007
The Myrtles at Old Towne	December 21, 2007

Results of operations for the properties are reflected in our consolidated statements of operations for the years ended December 31, 2007 for the periods subsequent to the acquisition dates. The aggregate purchase price of the seven consolidated properties was $157,450,000 plus closing costs of $5,656,000, of which $135,963,000 was initially financed with mortgage debt, unsecured note payables to an affiliate or borrowings under the Wachovia Loan.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. Certain allocations as of December 31, 2007 are subject to change based on information received within one year of the purchase date

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Northgate	Braemar	Baypoint	Towne Crossing	El Dorado	Heights	Myrtles
	property	property	property	property	property	property	property	Total

Land	$1,870,000	$1,564,000	$5,306,000	$2,041,000	$1,622,000	$2,513,000	$3,698,000	$18,614,000
Land improvements	1,405,000	1,428,000	826,000	1,492,000	1,363,000	710,000	1,067,000	8,291,000
Building and improvements	12,590,000	11,715,000	27,250,000	16,868,000	14,918,000	14,008,000	31,013,000	128,362,000
Furniture, fixtures and equipment	963,000	575,000	446,000	719,000	461,000	239,000	1,239,000	4,642,000
In place leases	232,000	137,000	381,000	234,000	191,000	162,000	266,000	1,603,000
Tenant relationships	88,000	56,000	146,000	94,000	81,000	57,000	93,000	615,000

Total assets acquired	17,148,000	15,475,000	34,355,000	21,448,000	18,636,000	17,689,000	37,376,000	162,127,000
Debt discount	—	75,000	—	904,000	—	—	—	979,000

Total liabilities assumed	—	75,000	—	904,000	—	—	—	979,000

Net assets acquired	$17,148,000	$15,550,000	$34,355,000	$22,352,000	$18,636,000	$17,689,000	$37,376,000	$163,106,000

For the period from January 10, 2006 (Date of Inception) through December 31, 2006, we completed the acquisition of two wholly-owned properties, adding a total of 705 apartment units to our property portfolio. We purchased the Walker Ranch property on October 31, 2006 and the Hidden Lake property on December 28, 2006. Results of operations for the properties is reflected in our consolidated statement of operations for the periods subsequent to the acquisition dates. The aggregate purchase price of the two consolidated properties was $62,780,000 plus closing costs of $2,094,000, of which $58,578,000 was initially financed with mortgage debt, an unsecured note payable to affiliate or borrowings under the line of credit.

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

	Walker Ranch property	Hidden Lake property	Total

Land	$3,025,000	$3,031,000	$6,056,000
Land Improvements	3,513,000	788,000	4,301,000
Building and improvements	23,864,000	26,858,000	50,722,000
Furniture, fixtures and equipment	896,000	1,894,000	2,790,000
In place leases	349,000	385,000	734,000
Tenant relationships	124,000	147,000	271,000

Net asset acquired	$31,771,000	$33,103,000	$64,874,000

Assuming all of the acquisitions discussed above had occurred January 1, 2007, pro forma revenue, net income (loss), and net income (loss) per diluted share for the year ended December 31, 2007 would have been $25,251,000, $(10,898,000) and $(2.15), respectively. Assuming all of the acquisitions discussed above had occurred January 10, 2006 (Date of Inception), pro forma revenue, net income (loss) and net income (loss) per diluted share for the period from January 10, 2006 (Date of Inception) through December 31, 2006 would have been $25,218,000, $(8,613,000) and $(1.70), respectively. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

	Quarters Ended
	December 31,	September 30,
	2007	2007	June 30, 2007	March 31, 2007

Revenues	$5,014,000	$3,852,000	$2,003,000	$1,836,000
Expenses	5,441,000	4,035,000	2,462,000	2,053,000

Loss before other income (expense)	(427,000)	(183,000)	(459,000)	(217,000)
Other income (expense)	(1,705,000)	(1,237,000)	(599,000)	(752,000)

Net loss	(2,132,000)	(1,420,000)	(1,058,000)	(969,000)

Loss per share — basic and diluted	$(0.28)	$(0.24)	$(0.24)	$(0.42)

Weighted average number of shares outstanding — basic and diluted	7,590,409	5,990,009	4,374,486	2,293,301

				Period from
				January 10, 2006
	Quarters Ended			(Date of Inception)
	December 31,	September 30,		through
	2006	2006	June 30, 2006	March 31, 2006

Revenues	$659,000	$—	$—	$—
Expenses	(778,000)	(71,000)	—	—

Loss before other income (expense)	(119,000)	(71,000)	—	—
Other income (expense)	(333,000)	—	—	—

Net loss	(452,000)	(71,000)	—	—

Loss per share — basic and diluted	$(0.47)	$(3.10)	$—	$—

Weighted average number of shares outstanding — basic and diluted	958,883	22,866	22,223	22,223

16.	Subsequent Events

Status of our Offering

As of March 14, 2008, we had received and accepted subscriptions in our Offering for 9,710,660 shares of our common stock, or $97,015,000, excluding shares issued under the DRIP.

Unsecured Note Payable to Affiliate

On February 20, 2008, we repaid the remaining balance due on the unsecured note payable to affiliate.

Share Repurchases

In February 2008, we repurchased 5,200 shares, or $52,000, under our share repurchase plan.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Services Agreement

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our independent directors as fair and reasonable to us and at fees no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

Proposed Acquisition of Arboleda Luxury Apartments

On January 29, 2008, our board of directors approved the acquisition of Arboleda Luxury Apartments, located in Cedar Park, Texas, a northern suburb of Austin, or the Arboleda property. On March 27, 2008, we entered into an assignment agreement whereby we agreed to assume, and Grubb & Ellis Realty Investors agreed to assign, the rights, title and interest in a purchase and sale agreement, as amended, for the Arboleda property for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. In connection with obtaining debt financing for the acquisition, on March 27, 2008, we entered into a commitment agreement with PNC ARCS LLC, the prospective lender, to obtain an $18,030,000 loan with a seven year term which would be secured by the Arboleda property. Pursuant to the commitment agreement, we were required to pay a commitment deposit in the amount of 2.0% of the maximum loan amount. The closing deadline for the loan is March 31, 2008. We expect to pay our advisor and its affiliate an acquisition fee of $878,000, or 3.0% of the purchase price, in connection with the acquisition.

We anticipate that the closing will occur in the first quarter of 2008; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the Arboleda property.

Grubb & Ellis Apartment REIT, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007

Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Period from January 10, 2006 (Date of Inception) through December 31, 2006 — Reserve deducted from accounts receivable	$—	$—	$—	$—	$—
For the Year Ended December 31, 2007 — Reserve deducted from accounts receivable	$—	$—	$—	$—	$—

Grubb & Ellis Apartment REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
December 31, 2007

											Maximum Life on
											Which Depreciation
			Initial Cost to Company		Gross Amounts at Which Carried at Close of Period(b)						in Latest
				Building, Improvements		Buildings, Fixtures		Accumulated			Income Statement is
		Encumbrance	Land	and Fixtures	Land	and Improvements	Total(a)	Depreciation(c)	Date Constructed	Date Acquired	Computed

Walker Ranch Apartment Homes (Residential)	San Antonio, TX	$20,000,000	$3,025,000	$28,273,000	$3,025,000	$28,281,000	$31,306,000	$(1,214,000)	2004	10/31/06	40 years

Hidden Lake Apartment Homes (Residential)	San Antonio, TX	19,218,000	3,031,000	29,540,000	3,031,000	29,578,000	32,609,000	(892,000)	2004	12/28/06	40 years

Park at Northgate (Residential)	Spring, TX	10,295,000	1,870,000	14,958,000	1,870,000	14,966,000	16,836,000	(355,000)	2002	06/12/07	40 years

Residences at Braemar (Residential)	Charlotte, NC	9,662,000	1,564,000	13,718,000	1,564,000	13,726,000	15,290,000	(258,000)	2005	06/29/07	40 years

Baypoint Resort (Residential)	Corpus Christi, TX	21,612,000	5,306,000	28,522,000	5,306,000	28,593,000	33,899,000	(372,000)	1998	08/02/07	40 years

Towne Crossing Apartments (Residential)	Mansfield, TX	15,289,000	2,041,000	19,079,000	2,041,000	19,096,000	21,137,000	(269,000)	2004	08/29/07	40 years

Villas of El Dorado (Residential)	McKinney, TX	13,600,000	1,622,000	16,742,000	1,622,000	16,752,000	18,374,000	(146,000)	2002	11/02/07	40 years

The Heights at Old Towne (Residential)	Portsmouth, VA	10,475,000	2,513,000	14,957,000	2,513,000	14,957,000	17,470,000	(15,000)	1972	12/21/07	40 years

The Myrtles at Old Towne (Residential)	Portsmouth, VA	20,100,000	3,698,000	33,319,000	3,698,000	33,319,000	37,017,000	(31,000)	2004	12/21/07	40 years

Total		$140,251,000	$24,670,000	$199,108,000	$24,670,000	$199,268,000	$223,938,000	$(3,552,000)

(a) The changes in total real estate for the year ended December 31, 2007 and for the period form January 10, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of January 10, 2006 (Date of Inception)	$—
Acquisitions	63,869,000
Additions	—
Dispositions	—

Balance as of December 31, 2006	63,869,000
Acquisitions	159,909,000
Additions	232,000
Dispositions	(72,000)

Balance as of December 31, 2007	$223,938,000

Grubb & Ellis Apartment REIT, Inc.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(b) For federal income tax purposes, the aggregate cost of our nine properties is as follows:

	Acquisition
Property	Date	Tax Basis

Walker Ranch Apartment Homes	October 31, 2006	$31,806,000
Hidden Lake Apartment Homes	December 28, 2006	$33,176,000
Park at Northgate	June 12, 2007	$17,134,000
Residences at Braemar	June 29, 2007	$15,484,000
Baypoint Resort	August 2, 2007	$33,882,000
Towne Crossing Apartments	August 29, 2007	$22,363,000
Villas of El Dorado	November 2, 2007	$18,667,000
The Heights at Old Towne	December 21, 2007	$17,689,000
The Myrtles at Old Towne	December 21, 2007	$37,376,000

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(c) The changes in accumulated depreciation for the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of January 10, 2006 (Date of Inception)	$—
Additions	188,000
Disposals	—

Balance as of December 31, 2006	188,000
Additions	3,434,000
Disposals	(70,000)

Balance as of December 31, 2007	$3,552,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Apartment REIT, Inc. (Registrant)

By	/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer and President (principal executive officer)

Date	March 28, 2008

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer)

Date	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer and President (principal executive officer)

Date	March 28, 2008

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer)

Date	March 28, 2008

By	/s/ Scott D. Peters Scott D. Peters	Director

Date	March 28, 2008

By	/s/ Glenn W. Bunting, Jr. Glenn W. Bunting, Jr.	Director

Date	March 28, 2008

By	/s/ Robert A. Gary, IV Robert A. Gary, IV	Director

Date	March 28, 2008

By	/s/ W. Brand Inlow W. Brand Inlow	Director

Date	March 28, 2008

EXHIBIT INDEX

Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of our current sponsor, Grubb & Ellis Company on December 7, 2007, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC and NNN Capital Corp changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively. The following Exhibit List refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement between NNN Apartment REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to our Registration Statement on Form S-11, Amendment No. 6 filed on July 3, 2006 (File No. 333-130945) and incorporated herein by reference)
3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Form 8-K filed on December 10, 2007 and incorporated herein by reference)
3.3	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
3.4	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.2 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
3.5	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
4.1	Form of Subscription Agreement to be used for the period from the December 19, 2007 to December 31, 2007 (included as Exhibit B to our Post-Effective Amendment filed December 19, 2007 and incorporated herein by reference)
4.2	From of Subscription Agreement to be used beginning January 1, 2008 (included as Exhibit C to our Post-Effective Amendment filed December 19, 2007 and incorporated herein by reference)
10.1	Distribution Reinvestment Plan (included as Exhibit D to our Post-Effective Amendment filed December 19, 2007 and incorporated herein by reference)
10.2	Share Repurchase Plan (included as Exhibit E to our Post-Effective Amendment filed December 19, 2007 and incorporated herein by reference)
10.3†	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to our Registration Statement on Form S-11, Amendment No. 3 filed on April 21, 2006 (File No. 333-130945) and incorporated herein by reference)
10.4†	Amendment to 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
10.5	Advisory Agreement between NNN Apartment REIT, Inc. and NNN Apartment REIT Advisor, LLC dated July 19, 2006 (included as Exhibit 10.4 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

10.6	Amendment to Advisory Agreement among NNN Apartment REIT, Inc. and NNN Apartment Advisor, LLC dated November 16, 2006 (included as Exhibit 10.7 to our Post-Effective Amendment filed January 31, 2007 and incorporated herein by reference)
10.7	Secured Promissory Note issued by Braemar Housing Limited Partnership in favor of Transamerica Occidental Life Insurance Company dated May 25, 2005 (included as Exhibit 10.4 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.8	Deed of Trust, Security Agreement and Fixture Filing made and given by Braemar Housing Limited Partnership to J. Lindsay Stradley, Jr. as Trustee for Transamerica Occidental Life Insurance Company as of May 25, 2005 (included as Exhibit 10.5 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.9	Absolute Assignment of Leases and Rents by Braemar Housing Limited Partnership in favor of Transamerica Occidental Life Insurance Company dated May 25, 2005 (included as Exhibit 10.6 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.10	Multifamily Note dated October 31, 2005 by FS Towne Crossing, LP in favor of Keycorp Real Estate Capital Markets, Inc. (included as Exhibit 10.5 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.11	Multifamily Deed of Trust, Assignment of Rents, and Security Agreement and Fixture Filing dated October 31, 2005 by FS Towne Crossing, LP to Sameer Upadhya for the benefit of Keycorp Real Estate Capital Markets, Inc. (included as Exhibit 10.6 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.12	Contract of Sale dated May 4, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.13	Letter Agreement pursuant to the Contract of Sale dated May 5, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC. (included as Exhibit 10.2 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.14	Letter Agreement pursuant to the Contract of Sale dated May 25, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.3 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.15	Amendment to the Contract of Sale dated June 2, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.4 to our Form 8-K filed January 4, 2007 and incorporated herein by reference)
10.16	Letter Agreement pursuant to the Contract of Sale dated September 11, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.5 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.17	Amendment to the Contract of Sale dated September 25, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.18	Amendment to the Contract of Sale dated November 27, 2006 by and between TR Hidden Lake Partners, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.7 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.19	Promissory Note by El Dorado Apartments, LLC in favor of Royal Bank of Canada, dated November 29, 2006 (included as Exhibit 10.5 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.20	Deed of Trust, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by El Dorado Apartments, LLC for the benefit of Royal Bank of Canada, dated November 29, 2006 (included as Exhibit 10.6 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.21	Assignment of Contract dated December 28, 2006 by Triple Net Properties, LLC to Apartment REIT Hidden Lakes, L.P. (included as Exhibit 10.8 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)

10.22	Promissory Note dated December 28, 2006 issued by Apartment REIT Hidden Lakes, LP to Wachovia Bank, National Association (included as Exhibit 10.9 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.23	Deed of Trust, Security Agreement and Fixture Filing dated December 28, 2006 by Apartment REIT Hidden Lakes, LP from the benefit of Wachovia Bank, National Association (included as Exhibit 10.10 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.24	Indemnity and Guaranty Agreement dated December 28, 2006 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.11 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.25	Assignment of Leases and Rents dated December 28, 2006 by Apartment REIT Hidden Lakes, LP to Wachovia Bank, National Association (included as Exhibit 10.12 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.26	Assignment of Warranties and Other Contract Rights dated December 28, 2006 by Apartment REIT Hidden Lakes, LP in favor of Wachovia Bank, National Association (included as Exhibit 10.13 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.27	Environmental Indemnity Agreement dated December 28, 2006 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.14 to our Form 8-K/A filed on January 5, 2007 and incorporated herein by reference)
10.28	SEC Indemnity and Guaranty Agreement dated December 28, 2006 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.15 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.29	Unsecured Promissory Note dated December 28, 2006 issued by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. (included as Exhibit 10.16 to our Form 8-K filed on January 4, 2007 and incorporated herein by reference)
10.30	Purchase and Sale Agreement by and between Northspring Park, LLC and Triple Net Properties, LLC entered into as of February 21, 2007 (included as Exhibit 10.1 to our Form 8-K filed on June 18, 2007 and incorporated herein by reference)
10.31	Purchase and Sale Agreement dated February 21, 2007 by and between FS Towne Crossing, LTD and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.32	Purchase and Sale Agreement by and between El Dorado Apartments, LLC and Triple Net Properties, LLC, dated February 21, 2007 (included as Exhibit 10.1 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.33	Promissory Note dated April 12, 2007 issued by Apartment REIT Walker Ranch, LP to Wachovia Bank, National Association (included as Exhibit 10.1 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)
10.34	Deed of Trust, Security Agreement and Fixture Filing dated April 12, 2007 by Apartment REIT Walker Ranch, LP for the benefit of Wachovia Bank, National Association (included as Exhibit 10.2 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)
10.35	Indemnity and Guaranty Agreement dated April 12, 2007 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.3 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)
10.36	Assignment of Leases and Rents dated April 12, 2007 by Apartment REIT Walker Ranch, LP to Wachovia Bank, National Association (included as Exhibit 10.4 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)
10.37	Assignment of Warranties and Other Contract Rights dated April 12, 2007 by Apartment REIT Walker Ranch, LP in favor of Wachovia Bank, National Association (included as Exhibit 10.5 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)
10.38	Environmental Indemnity Agreement dated April 12, 2007 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.6 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)

10.39	SEC Indemnity and Guaranty Agreement dated April 12, 2007 by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association (included as Exhibit 10.7 to our Form 8-K filed on April 17, 2007 and incorporated herein by reference)
10.40	Purchase and Sale Agreement by and between Braemar Housing Limited Partnership and Triple Net Properties, LLC entered into as of April 26, 2007 (included as Exhibit 10.1 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.41	Sale Agreement dated June 8, 2007 by and between Bay Point Resort Corpus Christi, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.42	Reinstatement of and First Amendment to and Joinder and Ratification of Purchase and Sale Agreement dated June 8, 2007 by and between FS Towne Crossing, LP, Fountain Green, LLC, and Triple Net Properties, LLC (included as Exhibit 10.2 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.43	Reinstatement of and First Amendment to Purchase and Sale Agreement by and between North Spring Park, LLC and Triple Net Properties, LLC made as of June 12, 2007 (included as Exhibit 10.2 to our Form 8-K filed on June 18, 2007 and incorporated herein by reference)
10.44	Assignment of Contract by Triple Net Properties, LLC to Apartment REIT Park at North Gate, LP made as of June 12, 2007 (included as Exhibit 10.3 to our Form 8-K filed on June 18, 2007 and incorporated herein by reference)
10.45	Reinstatement of and First Amendment to Purchase and Sale Agreement by and between El Dorado Apartments, LLC and Triple Net Properties, LLC, dated June 12, 2007 (included as Exhibit 10.2 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.46	Amendment to Sale Agreement dated June 14, 2007 by and between Bay Point Resort Corpus Christi, L.P. and Triple Net Properties, LLC (included as Exhibit 10.2 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.47	Assignment and Assumption of Real Estate Purchase Agreement by and between Triple Net Properties, LLC and Apartment REIT Residences at Braemar, LLC as of June 29, 2007 (included as Exhibit 10.2 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.48	Loan Assumption and Modification Agreement by and between Apartment REIT Residences at Braemar, LLC, and Transamerica Occidental Life Insurance Company and is joined by Braemar Housing Limited Partnership, et al. made and entered into and effective as of June 29, 2007 (included as Exhibit 10.3 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.49	Supplemental Carveout Guarantee and Indemnity Agreement by NNN Apartment REIT, Inc. in favor of Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.7 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.50	Supplemental Environmental Indemnity Agreement by Apartment REIT Residences at Braemar, LLC and NNN Apartment REIT, Inc. in favor of Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.8 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.51	Assignment and Subordination of Management Agreement by Apartment REIT Residences at Braemar, LLC, Triple Net Properties Realty, Inc. and Transamerica Occidental Life Insurance Company dated June 29, 2007 (included as Exhibit 10.9 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.52	Unsecured Promissory Note dated June 29, 2007 issued by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. (included as Exhibit 10.10 to our Form 8-K filed July 6, 2007 and incorporated herein by reference)
10.53	Amendment Letter regarding Credit Agreement dated July 10, 2007 by and among NNN Apartment REIT Holdings, L.P., NNN Apartment REIT, Inc., Wachovia Bank, National Association and LaSalle Bank National Association (included as Exhibit 10.1 to our Form 8-K filed July 13, 2007 and incorporated herein by reference)

10.54	Amendment Letter regarding Mezzanine Credit Agreement dated July 10, 2007 by and among NNN Apartment REIT Holdings, L.P., NNN Apartment REIT, Inc. and Wachovia Bank, National Association (included as Exhibit 10.2 to our Form 8-K filed July 13, 2007 and incorporated herein by reference)
10.55	Sale Agreement Assignment dated August 1, 2007 by and between Triple Net Properties, LLC and Apartment REIT Bay Point Resort, LLC (included as Exhibit 10.3 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.56	Fixed+1 Multifamily Note dated August 1, 2007 by Apartment REIT Bay Point Resort, LLC in favor of PNC ARCS LLC (included as Exhibit 10.4 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.57	Multifamily Deed of Trust, Assignment of Rents, and Security Agreement and Fixture Filing dated August 1, 2007 by Apartment REIT Bay Point Resort, LLC to Lawyers Title Insurance Corporation for the benefit of PNC ARCS LLC (included as Exhibit 10.5 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.58	Unsecured Promissory Note dated August 1, 2007 by NNN Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc. (included as Exhibit 10.6 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.59	Fixed+1 Multifamily Note dated August 1, 2007 by Apartment REIT Park at North Gate, LP in favor of PNC ARCS LLC (included as Exhibit 10.7 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.60	Multifamily Deed of Trust, Assignment of Rents, and Security Agreement and Fixture Filing dated August 1, 2007 by Apartment REIT Part at North Gate, LP to Lawyers Title Insurance Company for the benefit of PNC ARCS LLC (included as Exhibit 10.8 to our Form 8-K filed on August 7, 2007 and incorporated herein by reference)
10.61	Assumption Agreement dated August 24, 2007 by and among FS Towne Crossing, LP, Bowler Holdings, LLC, Fountain Green, LLC, Apartment REIT Towne Crossing, LP, and the Federal Home Loan Mortgage Corporation acknowledged and consented to by Wendell A. Jacobson (included as Exhibit 10.4 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.62	Assignment of Contract dated August 29, 2007 by Triple Net Properties, LLC to Apartment REIT Towne Crossing, LP (included as Exhibit 10.3 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.63	Guaranty dated August 28, 2007 by NNN Apartment REIT, Inc. for the benefit of Federal Home Loan Mortgage Corporation (included as Exhibit 10.7 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.64	Unsecured Promissory Note dated August 29, 2007 by NNN Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc. (included as Exhibit 10.8 to our Form 8-K filed on August 31, 2007 and incorporated herein by reference)
10.65	Assignment of Contract by Triple Net Properties, LLC to Apartment REIT Villas of El Dorado, LLC, dated November 1, 2007 (included as Exhibit 10.3 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.66	Agreement of Assumption and Modification of Security Instrument and Other Loan Documents by and among El Dorado Apartments, LLC; Wendell A. Jacobson; Apartment REIT Villas of El Dorado, LLC; NNN Apartment REIT, Inc.; and The Bank of New York Trust Company, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-IQ14, dated as of November 1, 2007 (included as Exhibit 10.4 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.67	Limited Guaranty by NNN Apartment REIT, Inc. in favor of The Bank of New York Trust Company, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-IQ14, dated November 1, 2007 (included as Exhibit 10.7 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)

10.68	Environmental Indemnity Agreement by Apartment REIT Villas of El Dorado, LLC and NNN Apartment REIT, Inc. for the benefit of The Bank of New York Trust Company, National Association, as Trustee for the Registered Holders of Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-IQ14, dated November 1, 2007 (included as Exhibit 10.8 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.69	Loan Agreement by and between NNN Apartment REIT, Inc. and Wachovia Bank, National Association, dated November 1, 2007 (included as Exhibit 10.9 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.70	Promissory Note by NNN Apartment REIT, Inc. in favor of Wachovia Bank, National Association, dated November 1, 2007 (included as Exhibit 10.10 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.71	Pledge Agreement (Partnership Interests) by and between Wachovia Bank, National Association and NNN Apartment REIT Holdings, L.P., dated November 1, 2007 (included as Exhibit 10.11 to our Form 8-K filed on November 7, 2007 and incorporated herein by reference)
10.72	Purchase and Sale Agreement by and between Fort Nelson Apartments, L.L.C. and Triple Net Properties, LLC, dated December 10, 2007 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.73	Purchase and Sale Agreement by and between The Myrtles at Old Towne, L.L.C. and Triple Net Properties, LLC, dated December 10, 2007 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.74	Amendment Letter by and between Triple Net Properties, LLC, Fort Nelson Apartments, L.L.C. and The Myrtles at Old Towne, L.L.C., dated December 19, 2007 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.75	Sale Agreement Assignment by and between Triple Net, Properties, LLC and G&E Apartment REIT The Heights at Old Towne, LLC, dated December 21, 2007 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.76	Sale Agreement Assignment by and between Triple Net, Properties, LLC and G&E Apartment REIT The Myrtles at Old Towne, LLC, dated December 21, 2007 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.77	Multifamily Note by G&E Apartment REIT The Heights at Old Towne, LLC issued to Capmark Bank for Freddie Mac, dated December 21, 2007 (included as Exhibit 10.6 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.78	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, by G&E Apartment REIT The Heights at Old Towne, LLC, dated December 21, 2007 (included as Exhibit 10.7 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.79	Guaranty by G&E Apartment REIT The Heights at Old Towne, LLC for the benefit of Capmark Bank, dated December 21, 2007 (included as Exhibit 10.8 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.80	Multifamily Note by G&E Apartment REIT The Myrtles at Old Towne, LLC issued to Capmark Bank for Freddie Mac, dated December 21, 2007 (included as Exhibit 10.9 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.81	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, by G&E Apartment REIT The Myrtles at Old Towne, LLC, dated December 21, 2007 (included as Exhibit 10.10 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.82	Guaranty by G&E Apartment REIT The Myrtles at Old Towne, LLC for the benefit of Capmark Bank, dated December 21, 2007 (included as Exhibit 10.11 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.83	First Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated December 21, 2007 (included as Exhibit 10.12 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)

10.84	First Amended and Restated Pledge Agreement by and between Wachovia Bank, N.A. and Grubb and Ellis Apartment REIT Holdings, L.P., dated December 21, 2007 (included as Exhibit 10.13 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
10.85	Unsecured Promissory Note issued by Grubb and Ellis Apartment REIT Holdings, L.P. in favor of NNN Realty Advisors, Inc., dated December 21, 2007 (included as Exhibit 10.14 to our Current Report on Form 8-K filed December 31, 2007 and incorporated herein by reference)
21.1*	Subsidiaries of Grubb & Ellis Apartment REIT, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

†	Compensatory plan or arrangement.

*	Filed herewith.