Form 10-Q
period 2008-06-30
Grubb & Ellis Apartment REIT, Inc.
filed 2008-08-08
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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
Yes ☐     No ☑

As of July 31, 2008, there were 13,243,484 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Real estate investments:
Operating properties, net	$302,643,000	$220,390,000
Cash and cash equivalents	3,633,000	1,694,000
Accounts and other receivables	534,000	438,000
Restricted cash	2,841,000	3,286,000
Identified intangible assets, net	902,000	1,171,000
Other assets, net	1,937,000	1,835,000

Total assets	$312,490,000	$228,814,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$193,844,000	$139,318,000
Unsecured note payables to affiliate	3,700,000	7,600,000
Lines of credit	16,000,000	10,000,000
Accounts payable and accrued liabilities	4,990,000	4,388,000
Accounts payable due to affiliates, net	1,273,000	776,000
Security deposits and prepaid rent	1,097,000	675,000

Total liabilities	220,904,000	162,757,000

Commitments and contingencies (Note 8)

Minority interest of limited partner in operating partnership	—	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 12,472,863 and 8,528,844 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	125,000	85,000
Additional paid-in capital	110,841,000	75,737,000
Accumulated deficit	(19,380,000)	(9,766,000)

Total stockholders’ equity	91,586,000	66,056,000

Total liabilities, minority interest and stockholders’ equity	$312,490,000	$228,814,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Rental income	$6,494,000	$1,812,000	$12,165,000	$3,522,000
Other property revenues	773,000	191,000	1,407,000	317,000

Total revenues	7,267,000	2,003,000	13,572,000	3,839,000
Expenses:
Rental expenses	3,797,000	946,000	6,977,000	1,759,000
General and administrative	1,148,000	601,000	2,241,000	999,000
Depreciation and amortization	2,525,000	915,000	5,119,000	1,756,000

Total expenses	7,470,000	2,462,000	14,337,000	4,514,000

Loss before other income (expense)	(203,000)	(459,000)	(765,000)	(675,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mezzanine line of credit and note payables to affiliate	(2,000)	(4,000)	(46,000)	(137,000)
Interest expense related to mortgage loan payables and lines of credit	(2,860,000)	(646,000)	(5,185,000)	(1,269,000)
Interest and dividend income	5,000	51,000	16,000	55,000

Net loss	$(3,060,000)	$(1,058,000)	$(5,980,000)	$(2,026,000)

Net loss per share — basic and diluted	$(0.27)	$(0.24)	$(0.58)	$(0.61)

Weighted average number of shares outstanding — basic and diluted	11,368,448	4,374,486	10,364,248	3,336,287

Distributions declared per common share	$0.18	$0.18	$0.35	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE — December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$66,056,000
Issuance of common stock	3,786,397	38,000	37,802,000	—	—	37,840,000
Issuance of vested and nonvested common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(4,175,000)	—	—	(4,175,000)
Amortization of nonvested common stock compensation	—	—	6,000	—	—	6,000
Issuance of common stock under the
DRIP	164,745	2,000	1,563,000	—	—	1,565,000
Repurchase of common stock	(10,123)	—	(98,000)	—	—	(98,000)
Distributions	—	—	—	—	(3,634,000)	(3,634,000)
Net loss	—	—	—	—	(5,980,000)	(5,980,000)

BALANCE — June 30, 2008	12,472,863	$125,000	$110,841,000	$—	$(19,380,000)	$91,586,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,980,000)	$(2,026,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	5,667,000	1,848,000
Loss on capital replacement costs	18,000	—
Stock based compensation, net of forfeitures	12,000	9,000
Bad debt expense	272,000	78,000
Changes in operating assets and liabilities:
Accounts and other receivables	(335,000)	68,000
Other assets, net	181,000	170,000
Accounts payable and accrued liabilities	832,000	1,030,000
Accounts payable due to affiliates, net	458,000	(1,077,000)
Prepaid rent	64,000	(142,000)

Net cash provided by (used in) operating activities	1,189,000	(42,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(87,804,000)	(22,377,000)
Capital expenditures	(454,000)	(35,000)
Restricted cash	445,000	(736,000)

Net cash used in investing activities	(87,813,000)	(23,148,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	54,651,000	20,000,000
Borrowings on unsecured note payables to affiliate	3,700,000	3,300,000
Borrowings (repayments) under the lines of credit, net	6,000,000	(21,585,000)
Payments on mortgage loan payables	(193,000)	—
Payments on unsecured note payables to affiliate	(7,600,000)	(10,000,000)
Deferred financing costs	(690,000)	(212,000)
Proceeds from issuance of common stock	38,718,000	35,691,000
Repurchase of common stock	(98,000)	—
Security deposits	50,000	8,000
Payment of offering costs	(4,135,000)	(3,694,000)
Distributions	(1,840,000)	(581,000)

Net cash provided by financing activities	88,563,000	22,927,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,939,000	(263,000)
CASH AND CASH EQUIVALENTS — Beginning of period	1,694,000	1,454,000

CASH AND CASH EQUIVALENTS — End of period	$3,633,000	$1,191,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,470,000	$1,353,000
Income taxes	$3,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Capital expenditures	$3,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$2,000	$12,000
Other assets	$77,000	$—
Accrued expenses	$166,000	$368,000
Security deposits and prepaid rent	$308,000	$215,000
Mortgage loan payable, net	$—	$9,646,000
Financing Activities:
Issuance of common stock under the DRIP	$1,565,000	$329,000
Distributions declared but not paid	$710,000	$293,000
Accrued offering costs	$463,000	$450,000
Accrued deferred financing costs	$—	$15,000
(Payable) receivable for issuance of common stock	$(555,000)	$120,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000. As of July 31, 2008, we had received and accepted subscriptions in our offering for 12,898,100 shares of our common stock, or $128,866,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement had a one year term that expired on July 18, 2008 and was subject to successive one year renewals upon the mutual consent of the parties. On July 18, 2008, we entered into a First Amended and Restated Advisory Agreement with our advisor, which expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. See Note 16, Subsequent Events — Advisory Agreement, for a further discussion of the amendments to our Advisory Agreement. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

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

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2008, we owned interests in seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 12 properties consisting of 3,181 apartment units, and an aggregate purchase price $304,480,000.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties we acquire. We are the sole general partner of our operating partnership and as of June 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership. As of June 30, 2008 and December 31, 2007, our advisor owned a 0.01% limited partnership interest in our operating partnership, and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in residential properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our residential properties has similar economic characteristics, residents, and products and services, our residential properties have been aggregated into one reportable segment for the six months ended June 30, 2008 and 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 will significantly change the accounting for,

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We will adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Land	$38,011,000	$24,670,000
Land improvements	18,985,000	12,592,000
Building and improvements	243,438,000	179,226,000
Furniture, fixtures and equipment	9,487,000	7,454,000

	309,921,000	223,942,000

Less: accumulated depreciation	(7,278,000)	(3,552,000)

	$302,643,000	$220,390,000

Depreciation expense for the three months ended June 30, 2008 and 2007 was $2,012,000 and $536,000, respectively, and for the six months ended June 30, 2008 and 2007 was $3,815,000 and $1,041,000, respectively.

Acquisitions in 2008

Arboleda Apartments — Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000 with PNC ARCS, LLC, or PNC; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia, (see Note 7); and $1,300,000 from funds raised through our offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Creekside Crossing — Lithonia, Georgia

On June 26, 2008, we purchased Creekside Crossing, located in Lithonia, Georgia, or the Creekside property, for a purchase price of $25,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Creekside property through a secured loan of $17,000,000 with Federal Home Loan

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage Corporation, or Freddie Mac, and $9,487,000 in borrowings under our loan with Wachovia (see Note 7). We paid an acquisition fee of $762,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Kedron Village — Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000 from Freddie Mac; $6,513,000 in borrowings under our loan with Wachovia (see Note 7); and $3,700,000 from an unsecured loan from NNN Realty Advisors (see Note 6). We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our advisor and its affiliate.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

In place leases, net of accumulated amortization of $359,000 and $450,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 5 months as of June 30, 2008 and December 31, 2007)	$655,000	$785,000
Tenant relationships, net of accumulated amortization of $132,000 and $499,000 as of June 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 5 months as of June 30, 2008 and December 31, 2007)	247,000	386,000

	$902,000	$1,171,000

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2008 and 2007 was $513,000 and $379,000, respectively, and for the six months ended June 30, 2008 and 2007 was $1,304,000 and $715,000, respectively.

5.	Other Assets

Other assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Deferred financing costs, net of accumulated amortization of $209,000 and $262,000 as of June 30, 2008 and December 31, 2007, respectively	$1,663,000	$1,457,000
Prepaid expenses and deposits	274,000	378,000

	$1,937,000	$1,835,000

Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2008 and 2007 was $377,000 and $47,000, respectively, and for the six months ended June 30, 2008 and 2007 was $480,000 and $92,000, respectively. Amortization expense for the three and six months ended June 30, 2008 included $243,000 related to the write off of the deferred financing costs associated with the termination of our line of credit and mezzanine line of credit (see Note 7).

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.  Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $194,709,000 ($193,844,000, net of discount) and $140,251,000 ($139,318,000, net of discount) as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had 10 fixed rate and two variable rate mortgage loans with effective rates ranging from 4.60% to 5.94% and a weighted average effective interest rate of 5.39% per annum. As of June 30, 2008, we had $157,709,000 ($156,844,000, net of discount), or 81.0%, of fixed rate debt at a weighted average interest rate of 5.58% per annum and $37,000,000, or 19.0%, of variable rate debt at a weighted average interest rate of 4.61% per annum. As of December 31, 2007, we had nine fixed rate mortgage loans with effective interest rates ranging from 5.04% to 5.94% per annum and a weighted average effective interest rate of 5.60% per annum. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of June 30, 2008 and December 31, 2007, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of June 30, 2008 and December 31, 2007:

	Interest	Maturity
Property	Rate	Date	June 30, 2008	December 31, 2007

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,589,000	9,662,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	15,169,000	15,289,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	—

			157,709,000	140,251,000

Variable Rate Debt:
Creekside Crossing	4.60%*	07/01/15	17,000,000	—
Kedron Village	4.62%*	07/01/15	20,000,000	—

			37,000,000	—

Total fixed and variable debt			194,709,000	140,251,000

Less: discount			(865,000)	(933,000)

Mortgage loan payables			$193,844,000	$139,318,000

*	Represents the interest rate in effect as of June 30, 2008.

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

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On June 26, 2008, we entered into a mortgage loan secured by the Creekside property with Freddie Mac, evidenced by a promissory note in the principal amount of $17,000,000, or the Creekside loan. The Creekside loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Creekside loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Creekside loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008.

On June 27, 2008, we entered into a mortgage loan secured by the Kedron property with Freddie Mac, evidenced by a promissory note in the principal amount of $20,000,000, or the Kedron loan. The Kedron loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Kedron loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Kedron loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008.

The principal payments due on our mortgage loan payables as of June 30, 2008 for the six months ending December 31, 2008 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2008	$198,000
2009	$415,000
2010	$594,000
2011	$714,000
2012	$752,000
Thereafter	$192,036,000

Unsecured Note Payables to Affiliate

On December 21, 2007, in connection with the acquisitions of The Heights at Olde Towne and The Myrtles at Olde Towne, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. On February 20, 2008, we repaid the remaining outstanding principal and accrued interest on the unsecured note. The unsecured note provided for a maturity date of June 20, 2008. The unsecured note bore interest at a fixed rate of 7.46% per annum and required monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provided for a default interest rate equal to 9.46% per annum.

On June 27, 2008, in connection with the acquisition of the Kedron property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The unsecured note provides for a maturity date of December 27, 2008. The unsecured note bears interest at a fixed rate of 4.95% per annum and requires monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provides for a default interest rate equal to 6.95% per annum.

As of June 30, 2008 and December 31, 2007, $3,700,000 and $7,600,000, respectively, was outstanding under unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

7.	Lines of Credit and Mezzanine Line of Credit

Line of Credit and Mezzanine Line of Credit

We had a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which was to mature on October 31, 2009 and may have been increased to $200,000,000, subject

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

to the terms of the Credit Agreement, or the line of credit. The line of credit had an option to extend for one year subject to certain conditions, including the payment of an extension fee.

We also had a mezzanine credit agreement, or the Mezzanine Credit Agreement, with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which was to mature on October 31, 2009, or the mezzanine line of credit.

As of December 31, 2007, there were no outstanding borrowings under the line of credit or the mezzanine line of credit.

On June 18, 2008, we provided written notice to Wachovia to terminate both the Credit Agreement and the Mezzanine Credit Agreement. Effective June 19, 2008, the Credit Agreement and Mezzanine Credit Agreement were terminated by Wachovia. The decision to terminate the Credit Agreement and Mezzanine Credit Agreement was based on our not utilizing the amounts available under the Credit Agreement or Mezzanine Credit Agreement. We did not incur any early termination penalty upon our terminating the Credit Agreement or the Mezzanine Credit Agreement.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia for a loan in the principal amount of up to $10,000,000 which matures on November 1, 2008, or the Wachovia Loan. The Wachovia Loan is secured by (i) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP, (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P., and (iii) 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. The Wachovia Loan may be extended for one year subject to satisfaction of certain conditions, including certain loan to value and debt service coverage ratios. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate, as defined in the loan agreement.

On March 31, 2008, we executed a Second Amendment to and Waiver of Loan Agreement with Wachovia, or the Second Wachovia Amendment, an Amended and Restated Promissory Note, and a Second Amended and Restated Pledge Agreement to pledge 100% of our ownership interest in G&E Apartment REIT Arboleda, LLC in connection with the $11,550,000 in borrowings under the Wachovia Loan to finance the acquisition of the Arboleda property. The material terms of the Second Wachovia Amendment temporarily extended the aggregate principal amount available under the Wachovia Loan to $16,250,000, until the amount of the overage advanced, as defined in the Second Wachovia Amendment, has been repaid in full. The overage of $6,250,000 bore interest at a fixed rate equal to 15.00% per annum.

On June 26, 2008, we executed a Third Amendment to and Waiver of Loan Agreement with Wachovia, or the Third Wachovia Amendment, and a Third Amended and Restated Pledge Agreement (Membership and Partnership Interests) to grant a security interest in 100% of our ownership interests, in each of G&E Apartment REIT Creekside Crossing, LLC and G&E Apartment REIT Kedron Village, LLC, which constitutes a 49.0% interest in each of G&E Apartment REIT Creekside Crossing, LLC and G&E Apartment REIT Kedron Village, LLC. The material terms of the Third Wachovia Amendment temporarily extends the aggregate principal amount available under the Wachovia Loan to $16,000,000, until the amount of the overage advanced, as defined in the Third Wachovia Amendment, has been repaid in full. The overage of $6,000,000 bears interest at a fixed rate equal to 18.00% per annum.

As of June 30, 2008 and December 31, 2007, $16,000,000 and $10,000,000, respectively, was outstanding under the Wachovia Loan at a weighted average interest rate of 11.73% and 9.84% per annum, respectively.

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

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering. As of June 30, 2008 and December 31, 2007, our advisor or Grubb & Ellis Realty Investors have incurred expenses of $3,233,000 and $2,672,000, respectively, in excess of 11.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of organizational, offering and related expenses.

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loans secured by Baypoint Resort and The Heights at Olde Towne to complete certain future repairs to the properties as of June 30, 2008 in the amount of $131,000 and $23,000, respectively. Funds of $131,000 for these expenditures for Baypoint Resort are held by the lender and are included in restricted cash on our accompanying condensed consolidated balance sheet as of June 30, 2008.

We were also required by the terms of the mortgage loan secured by Park at Northgate to complete certain repairs to the properties in the amount of $45,000 which were completed in April 2008.

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

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent directors are also executive officers and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into an Advisory Agreement, which has subsequently been amended and restated, and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services with regard to our offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organizational and offering expenses incurred. In the aggregate, for the three months ended June 30, 2008 and 2007, we incurred $5,440,000 and $3,663,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $9,409,000 and $5,592,000, respectively, to our advisor or its affiliates as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2008 and 2007, we incurred $1,467,000 and $1,546,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $2,630,000 and $2,509,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow up to 1.5% of the gross offering proceeds to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended June 30, 2008 and 2007, we incurred $535,000 and $554,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $977,000 and $931,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Realty Investors on our behalf. Our advisor or Grubb & Ellis Realty Investors are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2008 and 2007, we incurred $318,000 and $334,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $568,000 and $540,000, respectively, in offering expenses to our advisor or Grubb & Ellis Realty

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Investors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Realty Investors from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended June 30, 2008 and 2007, we incurred $1,650,000 and $948,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $2,528,000 and $948,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended June 30, 2008 and 2007, we incurred $1,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $3,000 and $0, respectively, for such expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the three months ended June 30, 2008 and 2007, we incurred $639,000 and $162,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $1,204,000 and $324,000, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee equal to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended June 30, 2008 and 2007, we incurred $284,000 and $77,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $534,000 and $147,000, respectively, to our advisor or its affiliate, which is included in rental expenses in our accompanying condensed consolidated statements of operations. See Note 16, Subsequent Events — Advisory Agreement, regarding our amended and restated Advisory Agreement.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On-site Personnel Payroll

For the three months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $479,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $785,000 and $0, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor and its affiliates for operating expenses that exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended June 30, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.5% and 723.3%, respectively, for the 12 months ended June 30, 2008.

For the three months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $45,000 and $38,000, respectively, and for the six months ended June 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $107,000 and $56,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates, under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and shall not exceed an amount that would be paid to unaffiliated third parties for similar services.

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement has an initial one year term and shall thereafter automatically be renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved by our board of directors, including a majority of our independent directors, as fair and reasonable to us and at fees no greater than the cost to Grubb & Ellis Realty Investors for providing such services to us, which amount shall be no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

For the three months ended June 30, 2008 and 2007, we incurred $20,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $27,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended June 30, 2008 and 2007, our advisor or its affiliates incurred $13,000 and $0, respectively, and for the six months ended June 30, 2008 and 2007, our advisor or its affiliates incurred $23,000 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an organizational, offering and related expense, these subscription agreement processing expenses will only become our liability to the extent selling commissions, the marketing support fee and due

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norms. The amount of disposition fees paid, including the real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2008 and 2007, we did not incur such disposition fees.

Incentive Distribution upon Sales

Upon liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (i) the amount of capital we invested in our operating partnership; (ii) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (iii) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2008 and 2007, we did not incur such distributions.

Incentive Distribution upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three and six months ended June 30, 2008 and 2007, we did not incur such distributions.

Fees Payable upon Termination of Advisory Agreement

Upon a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and six months ended June 30, 2008 and 2007, we did not incur such fees.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of June 30, 2008 and December 31, 2007:

Entity	Fee	June 30, 2008	December 31, 2007

Grubb & Ellis Realty Investors	Operating Expenses	$72,000	$50,000
Grubb & Ellis Realty Investors	Offering Costs	318,000	270,000
Grubb & Ellis Realty Investors	Due Diligence	1,000	—
Grubb & Ellis Realty Investors	On-site Payroll	—	10,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	144,000	153,000
Residential Management	Property Management Fees	27,000	9,000
Realty	Asset and Property Management Fees	709,000	284,000
NNN Realty Advisors	Interest Expense	2,000	—

		$1,273,000	$776,000

Unsecured Note Payables to Affiliate

For the three months ended June 30, 2008 and 2007, we incurred $2,000 and $4,000, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $46,000 and $137,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

Former Director and President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented Grubb & Ellis Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the three months ended June 30, 2008 and 2007, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $0 and $18,000, respectively, and for the six months ended June 30, 2008 and 2007, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $1,000 and $19,000, respectively. Louis J. Rogers, our director from July 2006 through June 2007, our president and the chairman of our advisor from inception through April 6, 2007, the president of Triple Net Properties from September 2004 through April 3, 2007 and a director of NNN Realty Advisors from September 2006 through November 2007, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our offering that Mr. Rogers shared in Hirschler Fleischer’s revenues.

On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004. The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Grubb & Ellis Realty Investors, the managing member of our advisor, and its affiliated companies, including us, or collectively, the Grubb & Ellis group, remain a client of Hirschler Fleischer and that collections by that firm from the Grubb & Ellis group equaled at least $1,500,000 per year. If the fees collected by Hirschler

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Fleischer from, the Grubb & Ellis group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Grubb & Ellis group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the three months ended June 30, 2008 and 2007, the Grubb & Ellis group, incurred legal fees to Hirschler Fleischer of approximately $103,000 and $895,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $0 and $18,000, respectively. For the six months ended June 30, 2008 and 2007, the Grubb & Ellis group, incurred legal fees to Hirschler Fleischer of approximately $194,000 and $1,496,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $1,000 and $19,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers has received from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of June 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock in the aggregate to our independent directors, 800 of which were forfeited in November 2006. On each of June 12, 2007 and June 25, 2008, in connection with their re-election, we granted 3,000 shares of restricted common stock in the aggregate to our independent directors. Through June 30, 2008, we issued 12,152,343 shares of our common stock in connection with our offering and 299,220 shares of our common stock under the DRIP, and repurchased 10,123 shares of our common stock under our share repurchase plan. As of June 30, 2008 and December 31, 2007, we had 12,472,863 and 8,528,844 shares, respectively, of our common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2008 and December 31, 2007, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

ended June 30, 2008 and 2007, $854,000 and $243,000, respectively, in distributions were reinvested and 89,862 and 25,574 shares of our common stock, respectively, were issued under the DRIP. For the six months ended June 30, 2008 and 2007, $1,565,000 and $329,000, respectively, in distributions were reinvested and 164,745 and 34,607 shares of our common stock, respectively, were issued under the DRIP. As of June 30, 2008 and December 31, 2007, a total of $2,843,000 and $1,278,000, respectively, in distributions were reinvested and 299,220 and 134,475 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP. For the three months ended June 30, 2008 and 2007, we repurchased 4,923 shares of our common stock, for an aggregate amount of $46,000, and 0 shares of our common stock, for $0, respectively. For the six months ended June 30, 2008 and 2007, we repurchased 10,123 shares of our common stock, for an aggregate amount of $98,000, and 0 shares of our common stock, for $0, respectively. As of June 30, 2008 and December 31, 2007, we had repurchased 10,123 shares of our common stock, for an aggregate amount of $98,000, and 0 shares of our common stock, for $0, respectively. See Note 16, Subsequent Events — Share Repurchases, regarding our amendment to our Share Repurchase Plan.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007 and June 25, 2008, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 Incentive Award Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended June 30, 2008 and 2007, we recognized compensation expense of $9,000 and $8,000, respectively, and for the six months ended June 30, 2008 and 2007, we recognized compensation expense of $12,000 and $9,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of June 30, 2008 and December 31, 2007, there was $54,000 and $36,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of June 30, 2008, this expense is expected to be realized over a remaining weighted average period of 3.1 years.

As of June 30, 2008 and December 31, 2007, the fair value of the nonvested shares of restricted common stock was $60,000 and $42,000, respectively. A summary of the status of the nonvested shares of restricted

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

common stock as of June 30, 2008 and December 31, 2007, and the changes for the six months ended June 30, 2008, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2007	4,200	$10.00
Granted	3,000	10.00
Vested	(1,200)	10.00
Forfeited	—	—

Balance — June 30, 2008	6,000	$10.00

Expected to vest — June 30, 2008	6,000	$10.00

12.	Special Limited Partner Interest

Upon a termination of the Advisory Agreement in connection with any event other than the listing of our shares of common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. As of June 30, 2008 and December 31, 2007, we have not recorded any charges to earnings related to the redemption of the special limited partnership interest.

13.	Business Combinations

For the six months ended June 30, 2008, we completed the acquisition of three consolidated properties, adding a total of 808 apartment units to our property portfolio. We purchased the Arboleda property on March 31, 2008, the Creekside property on June 26, 2008 and the Kedron property on June 27, 2008.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and six months ended June 30, 2008 for the periods subsequent to the acquisition dates. The aggregate purchase price of the three consolidated properties was $84,250,000 plus closing costs of $2,779,000, of which $85,901,000 was initially financed with mortgage debt, borrowings under the Wachovia Loan and unsecured note payables to an affiliate.

In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of June 30, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Assuming the acquisitions discussed above had occurred on January 1, 2008, for the three months ended June 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $8,643,000, $(4,181,000) and $(0.37), respectively, and for the six months ended June 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $17,120,000, $(8,530,000) and $(0.82), respectively.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the acquisitions discussed above had occurred on January 1, 2007, for the three months ended June 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $4,183,000, $(2,777,000) and $(0.63), respectively, and for the six months ended June 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $8,201,000, $(5,250,000) and $(1.57), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from residents. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2008 and December 31, 2007, we had cash and cash equivalent accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from residents is limited. We perform credit evaluations of prospective residents, and security deposits are obtained upon lease execution.

As of June 30, 2008, we had interests in seven properties located in Texas and two properties in Virginia, which accounted for 74.5% and 19.6%, respectively, of our total revenues for the six months ended June 30, 2008. As of June 30, 2007, we had interests in three properties in Texas which accounted for 99.8% of our total revenues for the six months ended June 30, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

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

For the three months ended June 30, 2008 and 2007, we recorded a net loss of $3,060,000 and $1,058,000, and for the six months ended June 30, 2008 and 2007, we recorded a net loss of $5,980,000 and $2,026,000, respectively. As of June 30, 2008 and 2007, 6,000 shares and 4,800 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during these periods.

16.	Subsequent Events

Status of our Offering

As of July 31, 2008, we had received and accepted subscriptions in our offering for 12,898,100 shares of our common stock, or $128,866,000, excluding shares of our common stock issued under the DRIP.

Advisory Agreement

On July 18, 2008, we entered into a First Amended and Restated Advisory Agreement with our advisor, which expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. The material terms of the First Amended and Restated Advisory Agreement include the change in the

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

amount of the property management fee we pay to our advisor or its affiliate from an amount “equal to 4.0%” to an amount “up to 4.0%.”

Share Repurchases

In July 2008, we repurchased 9,465 shares of our common stock, for an aggregate amount of $87,000, under our share repurchase plan.

Our board of directors has adopted and approved certain amendments to our Share Repurchase Plan. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended Share Repurchase Plan, redemption prices will range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the current Share Repurchase Plan, stockholders can only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering. The amended Share Repurchase Plan will supersede and replace the current Share Repurchase Plan effective August 25, 2008.

Proposed Acquisitions

On July 14, 2008, our board of directors approved the acquisition of Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property. We anticipate purchasing the Canyon Ridge property for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. We expect to pay our advisor and its affiliate an acquisition fee of $1,082,000, or 3.0% of the purchase price, in connection with the acquisition.

On August 7, 2008, our board of directors approved the acquisition of Clear Creek Apartments, located in Overland Park, Kansas, or the Clear Creek property. We anticipate purchasing the Clear Creek property for a purchase price of $30,100,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. We expect to pay our advisor and its affiliate an acquisition fee of $903,000, or 3.0% of the purchase price, in connection with the acquisition.

We anticipate that the closings will occur in the third quarter of 2008; however, the closings are subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the Canyon Ridge property or the Clear Creek property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2008 and December 31, 2007, together with our results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.

Overview and Background

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000. As of July 31, 2008, we had received and accepted subscriptions in our offering for 12,898,100 shares of our common stock, or $128,866,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement had a one year term that expired on July 18, 2008 and was subject to successive one year renewals upon the mutual consent of the parties. On July 18, 2008, we entered into a First Amended and Restated Advisory Agreement with our advisor, which expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. See Subsequent Events — Advisory Agreement below for a further discussion of the amendments to our Advisory Agreement. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

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

As of June 30, 2008, we owned interests in seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 12 properties consisting of 3,181 apartment units, and an aggregate purchase price of $304,480,000.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC and there have been no material changes to our Critical Accounting Policies as disclosed therein.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We will adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

Acquisitions in 2008

Arboleda Apartments — Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000 with PNC ARCS, LLC, or PNC; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia,

(see Capital Resources — Lines of Credit and Mezzanine Line of Credit — Wachovia Loan below for a further discussion of our loan with Wachovia); and $1,300,000 from funds raised through our offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Creekside Crossing — Lithonia, Georgia

On June 26, 2008, we purchased Creekside Crossing, located in Lithonia, Georgia, or the Creekside property, for a purchase price of $25,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Creekside property through a secured loan of $17,000,000 with Federal Home Loan Mortgage Corporation, or Freddie Mac, and $9,487,000 in borrowings under our loan with Wachovia. We paid an acquisition fee of $762,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Kedron Village — Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000 from Freddie Mac; $6,513,000 in borrowings under our loan with Wachovia; and $3,700,000 from an unsecured loan from NNN Realty Advisors. See Capital Resources — Unsecured Note Payables to Affiliate below for a further discussion. We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our advisor and its affiliate.

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

Offering Proceeds

If we fail to raise significant proceeds under our offering, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

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

Except where otherwise noted, the change in our results of operations is due to owning 12 properties as of June 30, 2008 as compared to owning four properties as of June 30, 2007.

Revenues

For the three months ended June 30, 2008, revenues were $7,267,000 as compared to $2,003,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, revenues were comprised of rental income of $6,494,000 and other property revenues of $773,000. For the three months ended June 30, 2007, revenues were comprised of rental income of $1,812,000 and other property revenues of $191,000.

For the six months ended June 30, 2008, revenues were $13,572,000 as compared to $3,839,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, revenues were comprised of rental income of $12,165,000 and other property revenues of $1,407,000. For the six months ended June 30, 2007, revenues were comprised of rental income of $3,522,000 and other property revenues of $317,000.

The aggregate occupancy for the properties was 93.1% as of June 30, 2008 as compared to 95.2% as of June 30, 2007.

Rental Expenses

For the three months ended June 30, 2008, rental expenses were $3,797,000 as compared to $946,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, rental expenses were comprised of real estate taxes of $1,267,000, administration of $1,078,000, utilities of $562,000, repairs and maintenance of $501,000, property management fees of $284,000 and insurance of $105,000. For the three months ended June 30, 2007, rental expenses were comprised of real estate taxes of $430,000, administration of $227,000, repairs and maintenance of $103,000, utilities of $88,000, property management fees of $77,000 and insurance of $21,000.

For the six months ended June 30, 2008, rental expenses were $6,977,000 as compared to $1,759,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, rental expenses were comprised of real estate taxes of $2,457,000, administration of $1,931,000, utilities of $1,018,000, repairs and maintenance of $821,000, property management fees of $533,000 and insurance of $217,000. For the six months ended June 30, 2007, rental expenses were comprised of real estate taxes of $827,000, administration of $417,000, repairs and maintenance of $188,000, property management fees of $147,000, utilities of $140,000 and insurance of $40,000.

General and Administrative

For the three months ended June 30, 2008, general and administrative was $1,148,000 as compared to $601,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, general and administrative consisted primarily of asset management fees of $639,000, bad debt expense of $162,000, professional and legal fees of $151,000 and director and officer’s insurance premiums of $53,000. For the three months ended June 30, 2007, general and administrative consisted primarily of asset management fees of $162,000, professional and legal fees of $146,000, acquisition related audit fees of $88,000 to comply with the provisions of Article 3-14 of Regulation S-X issued by the SEC, bad debt expense of $57,000, director and officer’s insurance premiums of $49,000, directors’ fees of $31,000 and franchise taxes of $28,000. The increase in general and administrative for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due to the increase in asset management fees and bad debt expense in connection with managing 12 properties as of June 30, 2008, as compared to managing four properties as of June 30, 2007.

For the six months ended June 30, 2008, general and administrative was $2,241,000 as compared to $999,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative consisted primarily of asset management fees of $1,204,000, professional and legal fees of $404,000, bad debt expense of $272,000, director and officer’s insurance premiums of $105,000 and acquisition related audit fees of $18,000 to comply with the provisions of Article 3-14 of Regulation S-X issued by the SEC. For the six months ended June 30, 2007, general and administrative consisted primarily of asset management fees of $324,000, professional and legal fees of $276,000, acquisition related audit fees of $88,000 to comply with the provisions of Article 3-14 of Regulation S-X issued by the SEC, director and officer’s insurance premiums of $98,000, bad debt expense of $78,000, directors’ fees of $59,000 and franchise taxes of $29,000. The increase in general and administrative for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due to the increase in asset management fees, bad debt expense and professional and legal fees in connection with managing 12 properties as of June 30, 2008, as compared to managing four properties as of June 30, 2007.

Depreciation and Amortization

For the three months ended June 30, 2008, depreciation and amortization was $2,525,000 as compared to $915,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, depreciation and amortization was comprised of depreciation on the properties of $2,012,000 and amortization of identified intangible assets of $513,000. For the three months ended June 30, 2007, depreciation and amortization was comprised of depreciation on the properties of $536,000 and amortization of identified intangible assets of $379,000.

For the six months ended June 30, 2008, depreciation and amortization was $5,119,000 as compared to $1,756,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, depreciation and amortization was comprised of depreciation on the properties of $3,815,000 and amortization of identified intangible assets of $1,304,000. For the six months ended June 30, 2007, depreciation and amortization was comprised of depreciation on the properties of $1,041,000 and amortization of identified intangible assets of $715,000.

Interest Expense

For the three months ended June 30, 2008, interest expense was $2,862,000 as compared to $650,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007, interest expense related to interest on our mortgage loan payables of $2,245,000 and $496,000, respectively, interest expense on the Wachovia Loan of $204,000 and $0, respectively, interest expense on the line of credit and mezzanine line of credit of $0 and $44,000, respectively, interest expense on the unsecured note payables to affiliate of $2,000 and $4,000, respectively, amortization of debt discount of $34,000 and $0, respectively, unused fees on our line of credit of $0 and $59,000, respectively, and the write off of deferred financing fees of $243,000 and $0, respectively, in connection with the termination of our line of credit and mezzanine line of credit (see Capital Resources — Lines of Credit and Mezzanine Line of Credit below for a further discussion). For the three months ended June 30, 2008 and 2007, interest expense also included amortization of deferred financing fees associated with acquiring the mortgage loan payables of $35,000 and $3,000, respectively, and amortization of deferred financing fees associated with acquiring the lines of credit of $99,000 and $44,000, respectively, which are both being amortized to interest expense over the terms of the related debt instruments.

For the six months ended June 30, 2008, interest expense was $5,231,000 as compared to $1,406,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, interest expense related to interest on our mortgage loan payables of $4,229,000 and $693,000, respectively, interest expense on the Wachovia Loan of $408,000 and $0, respectively, interest expense on the line of credit and mezzanine line of credit of $0 and $377,000, respectively, interest expense on the unsecured note payables to affiliate of $46,000 and $137,000, respectively, amortization of debt discount of $68,000 and $0, respectively, unused fees on our line of credit of $0 and $106,000, respectively, and the write off of deferred financing fees of $243,000 and $0, respectively, in connection with the termination of our line of credit and mezzanine line of credit (see Capital Resources — Lines of Credit and Mezzanine Line of Credit below for a further discussion). For the six months ended June 30, 2008 and 2007, interest expense also included amortization of deferred financing fees associated with acquiring the mortgage loan payables of $63,000 and $4,000, respectively, and amortization of deferred financing fees associated with acquiring the lines of credit of $174,000 and $89,000, respectively, which are both being amortized to interest expense over the terms of the related debt instruments.

Interest and Dividend Income

For the three months ended June 30, 2008, interest and dividend income was $5,000 as compared to $51,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances in the second quarter of 2008 as compared to the second quarter of 2007.

For the six months ended June 30, 2008, interest and dividend income was $16,000 as compared to $55,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances in 2008 as compared to 2007.

Net Loss

For the three months ended June 30, 2008, net loss was $3,060,000, or $0.27 per basic and diluted share, as compared to $1,058,000, or $0.24 per basic and diluted share, for the three months ended June 30, 2007. For the six months ended June 30, 2008, net loss was $5,980,000, or $0.58 per basic and diluted share, as compared to $2,026,000, or $0.61 per basic and diluted share, for the six months ended June 30, 2007. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offering to conduct our proposed activities. The capital required to purchase real estate and real estate related securities is obtained from our offering and from any indebtedness that we may incur.

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

Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the proceeds of our offering in properties and real estate related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate related securities. The number of properties we may acquire and other investments we will make will depend upon the number of our shares sold in our offering and the resulting amount of net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in properties and real estate related securities, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

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

As of June 30, 2008, we estimate that our expenditures for capital improvements will require up to $985,000 for the remaining six months of 2008. As of June 30, 2008, we had $248,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by (used in) operating activities for the six months ended June 30, 2008 and 2007, were $1,189,000 and $(42,000), respectively. For the six months ended June 30, 2008, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities of $832,000 and the increase in accounts payable due to affiliates, net of $458,000. For the six months ended June 30, 2007, cash flows used in operating activities related primarily to the decrease in accounts payable due to affiliates, net of $1,077,000, partially offset by an increase in accounts payable and accrued liabilities of $1,030,000. The increase in cash flows provided by operating activities in 2008 as compared to 2007 related primarily to the timing of the payment of payables. We anticipate cash flows provided by operating activities to increase as we purchase more properties.

Cash flows used in investing activities for the six months ended June 30, 2008 and 2007, were $87,813,000 and $23,148,000, respectively. For the six months ended June 30, 2008 and 2007, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $87,804,000 and $22,377,000, respectively. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the six months ended June 30, 2008 and 2007, were $88,563,000 and $22,927,000, respectively. For the six months ended June 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $38,718,000 and borrowings on our mortgage loan payables of $54,651,000, partially offset by the payment of offering costs of $4,135,000. For the six months ended June 30, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $35,691,000 and borrowings on our mortgage loan payables and unsecured note payable to affiliate of $23,300,000, partially offset by the payment of offering costs of $3,694,000 and principal repayments on borrowings under the lines of credit, net and mortgage loan payables in the amount of $31,585,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended.

Our board of directors approved a 6.0% per annum distribution to be paid to our stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000. The first distribution was paid on December 15, 2006 for the period ended November 30, 2006. On February 22, 2007, our board of directors approved a 7.0% per annum distribution to be paid to our stockholders beginning with our March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to our stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the six months ended June 30, 2008, we paid distributions of $3,405,000 ($1,840,000 in cash and $1,565,000 in shares of our common stock pursuant to the DRIP), $1,189,000 of which were paid from cash flow from operations. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering. As of June 30, 2008, we had an amount payable of $810,000 to our advisor and its affiliates for operating expenses, interest expense and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor or its affiliates have no obligation to defer or forgive amounts due to them. As of June 30, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them and our cash flow from operations is less than the distributions to be paid, we would be required to pay our distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the six months ended June 30, 2008, our funds from operations, or FFO, was $(861,000). For the six months ended June 30, 2008, we did not pay distributions with FFO. See our disclosure regarding FFO below.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual asset. As of June 30, 2008, our aggregate borrowings were 70.4% of all of our properties’ and real estate related securities’ combined fair market values partly due to short-term financing we incurred to purchase the Creekside property and the Kedron property.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. As of June 30, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables

Mortgage loan payables were $194,709,000 ($193,844,000, net of discount) and $140,251,000 ($139,318,000, net of discount) as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, we had 10 fixed rate and two variable rate mortgage loans with effective rates ranging from 4.60% to 5.94% and a weighted average effective interest rate of 5.39% per annum. As of June 30, 2008, we had $157,709,000 ($156,844,000, net of discount), or 81.0%, of fixed rate debt at a weighted average interest rate of 5.58% per annum and $37,000,000, or 19.0%, of variable rate debt at a weighted average interest rate of 4.61% per annum. As of December 31, 2007, we had nine fixed rate mortgage loans with effective interest rates ranging from 5.04% to 5.94% per annum and a weighted average effective interest rate of 5.60% per annum. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of June 30, 2008 and December 31, 2007, we were in compliance with all such requirements.

Mortgage loan payables consisted of the following as of June 30, 2008 and December 31, 2007:

	Interest	Maturity	June 30,	December 31,
Property	Rate	Date	2008	2007

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,589,000	9,662,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	15,169,000	15,289,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	—

			157,709,000	140,251,000
Variable Rate Debt:
Creekside Crossing	4.60%*	07/01/15	17,000,000	—
Kedron Village	4.62%*	07/01/15	20,000,000	—

			37,000,000	—

Total fixed and variable debt			194,709,000	140,251,000

Less: discount			(865,000)	(933,000)

Mortgage loan payables			$193,844,000	$139,318,000

*	Represents the interest rate in effect as of June 30, 2008.

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

On June 26, 2008, we entered into a mortgage loan secured by the Creekside property with Freddie Mac, evidenced by a promissory note in the principal amount of $17,000,000, or the Creekside loan. The Creekside loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Creekside loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Creekside loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008.

On June 27, 2008, we entered into a mortgage loan secured by the Kedron property with Freddie Mac, evidenced by a promissory note in the principal amount of $20,000,000, or the Kedron loan. The Kedron loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Kedron loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Kedron loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008.

Unsecured Note Payables to Affiliate

On December 21, 2007, in connection with the acquisitions of The Heights at Olde Towne and The Myrtles at Olde Towne, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. On February 20, 2008, we repaid the remaining outstanding principal and accrued interest on the unsecured note. The unsecured note provided for a maturity date of June 20, 2008. The unsecured note bore interest at a fixed rate of 7.46% per annum and required monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provided for a default interest rate equal to 9.46% per annum.

On June 27, 2008, in connection with the acquisition of the Kedron property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The unsecured note provides for a maturity date of December 27, 2008. The unsecured note bears interest at a fixed rate of 4.95% per annum and requires monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provides for a default interest rate equal to 6.95% per annum.

As of June 30, 2008 and December 31, 2007, $3,700,000 and $7,600,000, respectively, was outstanding under unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Lines of Credit and Mezzanine Line of Credit

Line of Credit and Mezzanine Line of Credit

We had a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000 which was to mature on October 31, 2009 and could have been increased to $200,000,000, subject to the terms of the Credit Agreement, or the line of credit. The line of credit had an option to extend for one year subject to certain conditions, including the payment of an extension fee.

We also had a mezzanine credit agreement, or the Mezzanine Credit Agreement, with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 which was to mature on October 31, 2009, or the mezzanine line of credit.

As of December 31, 2007, there were no outstanding borrowings under the line of credit or the mezzanine line of credit.

On June 18, 2008, we provided written notice to Wachovia to terminate both the Credit Agreement and the Mezzanine Credit Agreement. Effective June 19, 2008, the Credit Agreement and Mezzanine Credit Agreement were terminated by Wachovia. The decision to terminate the Credit Agreement and Mezzanine Credit Agreement was based on our not utilizing the amounts available under the Credit Agreement or Mezzanine Credit Agreement. We did not incur any early termination penalty upon our terminating the Credit Agreement or the Mezzanine Credit Agreement.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia for a loan in the principal amount of up to $10,000,000 which matures on November 1, 2008, or the Wachovia Loan. The Wachovia Loan is secured by (i) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP, (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P., and (iii) 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. The Wachovia Loan may be extended for one year subject to satisfaction of certain conditions, including certain loan to value and debt service coverage ratios. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate, as defined in the loan agreement.

On March 31, 2008, we executed a Second Amendment to and Waiver of Loan Agreement with Wachovia, or the Second Wachovia Amendment, an Amended and Restated Promissory Note, and a Second Amended and Restated Pledge Agreement to pledge 100% of our ownership interest in G&E Apartment REIT Arboleda, LLC in connection with the $11,550,000 in borrowings under the Wachovia Loan to finance the acquisition of the Arboleda property. The material terms of the Wachovia Amendment temporarily extended the aggregate principal amount available under the Second Wachovia Loan to $16,250,000, until the amount of the overage advanced, as defined in the Second Wachovia Amendment, has been repaid in full. The overage of $6,250,000 bore interest at a fixed rate equal to 15.00% per annum.

On June 26, 2008, we executed a Third Amendment to and Waiver of Loan Agreement with Wachovia, or the Third Wachovia Amendment, and a Third Amended and Restated Pledge Agreement (Membership and Partnership Interests) to grant a security interest in 100% of our ownership interests, in each of G&E Apartment REIT Creekside Crossing, LLC and G&E Apartment REIT Kedron Village, LLC, which constitutes a 49.0% interest in each of G&E Apartment REIT Creekside Crossing, LLC and G&E Apartment REIT Kedron Village, LLC. The material terms of the Third Wachovia Amendment temporarily extends the aggregate principal amount available under the Wachovia Loan to $16,000,000, until the amount of the overage advanced, as defined in the Third Wachovia Amendment, has been repaid in full. The overage of $6,000,000 bears interest at a fixed rate equal to 18.00% per annum.

As of June 30, 2008 and December 31, 2007, $16,000,000 and $10,000,000, respectively, was outstanding under the Wachovia Loan at a weighted average interest rate of 11.73% and 9.84% per annum, respectively.

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

Commitments and Contingencies

Organizational, Offering and Related Expenses

Our organizational, offering and related expenses are being paid by our advisor and its affiliates on our behalf. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of our offering. As of June 30, 2008 and December 31, 2007, our advisor or Grubb & Ellis Realty Investors have incurred expenses of $3,233,000 and $2,672,000, respectively, in excess of 11.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability.

Repairs and Maintenance Expenses

We are required by the terms of the mortgage loans secured by Baypoint Resort and The Heights at Olde Towne to complete certain future repairs to the properties as of June 30, 2008 in the amount of $131,000 and $23,000, respectively. Funds of $131,000 for these expenditures for Baypoint Resort are held by the lender and are included in restricted cash on our accompanying condensed consolidated balance sheet as of June 30, 2008.

We were also required by the terms of the mortgage loan secured by Park at Northgate to complete certain repairs to the properties in the amount of $45,000 which were completed in April 2008.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of June 30, 2008, we had 12 mortgage loans outstanding in the aggregate principal amount of $194,709,000 ($193,844,000, net of discount).

As of June 30, 2008, we had $16,000,000 outstanding under the Wachovia Loan, a one year, partially variable rate, term loan due November 1, 2008, at a weighted average interest rate of 11.73% per annum.

Also, as of June 30, 2008, we had $3,700,000 outstanding under an unsecured note with NNN Realty Advisors at an interest rate of 4.95% per annum.

As of June 30, 2008, the weighted average effective interest rate on our outstanding debt was 5.86% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — fixed rate debt	$9,898,000	$1,009,000	$1,466,000	$155,036,000	$167,409,000
Interest payments — fixed rate debt	4,875,000	17,560,000	17,407,000	33,680,000	73,522,000
Principal payments — variable rate debt	10,000,000	—	—	37,000,000	47,000,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2008)	1,138,000	3,459,000	3,464,000	4,464,000	12,525,000
Repairs and maintenance	154,000	—	—	—	154,000

Total	$26,065,000	$22,028,000	$22,337,000	$230,180,000	$300,610,000

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

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

The following is the calculation of FFO for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(3,060,000)	$(1,058,000)	$(5,980,000)	$(2,026,000)
Add:
Depreciation and amortization — consolidated properties	2,525,000	915,000	5,119,000	1,756,000

FFO	$(535,000)	$(143,000)	$(861,000)	$(270,000)

FFO per share — basic and diluted	$(0.05)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding
— basic and diluted	11,368,448	4,374,486	10,364,248	3,336,287

FFO reflects interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring the lines of credit, the write off of deferred financing fees in connection with the termination of our line of credit and mezzanine line of credit, unused fees on our line of credit, amortization of debt discount and acquisition related expenses as detailed above under Results of Operations — Comparison of the Three and Six Months Ended June 30, 2008 and 2007.

Subsequent Events

Status of our Offering

As of July 31, 2008, we had received and accepted subscriptions in our offering for 12,898,100 shares of our common stock, or $128,866,000, excluding shares of our common stock issued under the DRIP.

Advisory Agreement

On July 18, 2008, we entered into a First Amended and Restated Advisory Agreement with our advisor, which expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. The material terms of the First Amended and Restated Advisory Agreement include the change in the amount of the property management fee we pay to our advisor or its affiliate from an amount “equal to 4.0%” to an amount “up to 4.0%.”

Share Repurchases

In July 2008, we repurchased 9,465 shares of our common stock, or $87,000, under our share repurchase plan.

Our board of directors has adopted and approved certain amendments to our Share Repurchase Plan. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended Share Repurchase Plan, redemption prices will range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the current Share Repurchase Plan, stockholders can only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering. The amended Share Repurchase Plan will supersede and replace the current Share Repurchase Plan effective August 25, 2008.

Proposed Acquisition

On July 14, 2008, our board of directors approved the acquisition of Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property. We anticipate purchasing the Canyon Ridge property for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. We expect to pay our advisor and its affiliate an acquisition fee of $1,082,000, or 3.0% of the purchase price, in connection with the acquisition.

On August 7, 2008, our board of directors approved the acquisition of Clear Creek Apartments, located in Overland Park, Kansas, or the Clear Creek property. We anticipate purchasing the Clear Creek property for a purchase price of $30,100,000, plus closing costs, from an unaffiliated third party. We intend to finance the purchase through debt financing and proceeds raised from our offering. We expect to pay our advisor and its affiliate an acquisition fee of $903,000, or 3.0% of the purchase price, in connection with the acquisition.

We anticipate that the closings will occur in the third quarter of 2008; however, the closings are subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the Canyon Ridge property or the Clear Creek property.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC.

The table below presents, as of June 30, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$9,898,000	$415,000	$594,000	$714,000	$752,000	$155,036,000	$167,409,000	$162,642,000
Weighted average interest rate on maturing debt	12.87%	5.30%	5.32%	5.32%	5.32%	5.58%	6.01%	—
Variable rate debt — principal payments	$10,000,000	$—	$—	$—	$—	$37,000,000	$47,000,000	$47,000,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2008)	7.97%	—%	—%	—%	—%	4.61%	5.33%	—

Mortgage loan payables were $194,709,000 ($193,844,000, net of discount) as of June 30, 2008. As of June 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 4.60% to 5.94% and a weighted average effective interest rate of 5.39% per annum. We also had $157,709,000 ($156,844,000, net of discount), or 81.0%, of fixed rate debt at a weighted average interest rate of 5.58% per annum and $37,000,000, or 19.0%, of variable rate debt at a weighted average interest rate of 4.61% per annum.

In addition, as of June 30, 2008, we had $16,000,000, outstanding under the Wachovia Loan at a weighted average interest rate of 11.73% per annum. Also, as of June 30, 2008, we had $3,700,000 outstanding under an unsecured note with an affiliate at an interest rate of 4.95% per annum.

Borrowings as of June 30, 2008 bore interest at a weighted average interest rate of 5.86% per annum.

An increase in the variable interest rate on the Wachovia Loan and our two variable interest rate mortgages constitutes a market risk. As of June 30, 2008, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $235,000, or 1.9%.

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

As of June 30, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The recent downturn in the credit markets may increase the cost of borrowing and may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, our ability to dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged properties; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders or our ability to dispose of our investments.

There were no other material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC except that on June 2, 2008, Grubb & Ellis Company, our sponsor, announced that the staff of the SEC Los Angeles Enforcement Division had informed our sponsor that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC), the managing member of Grubb & Ellis Apartment

REIT Advisor, LLC, our advisor, or NNN Capital Corp., (currently known as Grubb & Ellis Securities, Inc), our dealer manager.

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

As of June 30, 2008, we had received and accepted subscriptions for 12,152,343 shares of our common stock, or $121,410,000. As of June 30, 2008, a total of $2,843,000 in distributions were reinvested and 299,220 shares of our common stock were issued under the DRIP.

As of June 30, 2008, we had incurred marketing support fees of $3,039,000, selling commissions of $8,424,000 and due diligence expense reimbursements of $140,000. We had also incurred offering expenses of $1,823,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of June 30, 2008, we had used $99,534,000 in proceeds from our offering to purchase our 12 properties and repay debt incurred in connection with such acquisitions.

Unregistered Sales of Equity Securities

On June 25, 2008, we issued an aggregate of 3,000 shares of restricted common stock to our independent directors pursuant to our 2006 Incentive Award Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.

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

During the three months ended June 30, 2008, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased As Part of	of Shares that May
	(a)	(b)	Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program	Plans or Programs

April 1, 2008 to April 30, 2008	4,923	$9.41	4,923	(1)
May 1, 2008 to May 31, 2008	—	$—	—	$—
June 1, 2008 to June 30, 2008	—	$—	—	$—

(1)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 25, 2008, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted to: (i) elect each of the individuals below as directors for one year terms and until his or her successor has been elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2008. The number of votes for, against, abstaining and withheld were as follows:

Election of Directors	For	Withheld

Stanley J. Olander, Jr.	5,283,391	96,948
Glenn W. Bunting, Jr.	5,286,668	93,671
Robert A. Gary, IV	5,293,087	87,252
W. Brand Inlow	5,285,027	95,312
Andrea R. Biller	5,295,716	84,623

Ratification of	For	Against	Abstain

Deloitte & Touche LLP	5,197,649	40,223	142,467

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

Grubb & Ellis Apartment REIT, Inc. (Registrant)

August 8, 2008 Date	By: /s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.
Chief Executive Officer and President (principal executive officer)

August 8, 2008 Date	By: /s/ Shannon K S Johnson Shannon K S Johnson Chief Financial Officer (principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.4	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)
10.1	Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.2	First Amendment to Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.3	Purchase and Sale Agreement by and between AMLI at Peachtree City-Phase I, LLC, AMLI at Peachtree City-Phase II, LLC and Grubb and Ellis Realty Investors, LLC, dated June 23, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.4	Purchase and Sale Agreement Assignment by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Creekside Crossing, LLC, dated June 26, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.5	Multifamily Note by G&E Apartment REIT Creekside Crossing, LLC to the order of Capmark Bank for Freddie Mac, dated June 26, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.6	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Creekside Crossing, LLC and Capmark Bank, dated June 26, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.7	Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated June 26, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.8	Multifamily Note by G&E Apartment REIT Kedron Village, LLC to the order of Capmark Bank for Freddie Mac, dated June 26, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.9	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Kedron Village, LLC and Capmark Bank, dated June 26, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.10		Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated June 26, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.11		Third Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated June 26, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.12		Third Amended and Restated Pledge Agreement by and between Wachovia Bank, National Association and Grubb and Ellis Apartment REIT Holdings, L.P., dated June 26, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.13		Assignment and Assumption of Real Estate Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Kedron Village, LLC, dated June 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.14		Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated June 27, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.