Form 10-Q
period 2008-09-30
Grubb & Ellis Apartment REIT, Inc.
filed 2008-11-12
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☐ No ☑

As of October 31, 2008, there were 14,812,640 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Real estate investments:
Operating properties, net	$337,493,000	$220,390,000
Cash and cash equivalents	3,512,000	1,694,000
Accounts and other receivables	340,000	438,000
Restricted cash	4,709,000	3,286,000
Identified intangible assets, net	817,000	1,171,000
Other assets, net	2,823,000	1,835,000

Total assets	$349,694,000	$228,814,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$217,780,000	$139,318,000
Unsecured note payables to affiliate	9,100,000	7,600,000
Lines of credit	10,000,000	10,000,000
Accounts payable and accrued liabilities	6,457,000	4,388,000
Accounts payable due to affiliates, net	2,138,000	776,000
Security deposits and prepaid rent	1,147,000	675,000

Total liabilities	246,622,000	162,757,000
Commitments and contingencies (Note 8)
Minority interest of limited partner in operating partnership	—	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 14,377,662 and 8,528,844 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	144,000	85,000
Additional paid-in capital	127,849,000	75,737,000
Accumulated deficit	(24,921,000)	(9,766,000)

Total stockholders’ equity	103,072,000	66,056,000

Total liabilities, minority interest and stockholders’ equity	$349,694,000	$228,814,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Rental income	$8,021,000	$3,484,000	$20,186,000	$7,006,000
Other property revenues	864,000	368,000	2,271,000	685,000

Total revenues	8,885,000	3,852,000	22,457,000	7,691,000
Expenses:
Rental expenses	4,507,000	1,888,000	11,484,000	3,647,000
General and administrative	1,212,000	573,000	3,453,000	1,572,000
Depreciation and amortization	3,164,000	1,574,000	8,283,000	3,330,000

Total expenses	8,883,000	4,035,000	23,220,000	8,549,000

Income (loss) before other income (expense)	2,000	(183,000)	(763,000)	(858,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(58,000)	(31,000)	(104,000)	(168,000)
Interest expense related to mortgage loan payables and lines of credit	(3,118,000)	(1,210,000)	(8,303,000)	(2,479,000)
Interest and dividend income	4,000	4,000	20,000	59,000

Loss before minority interest	(3,170,000)	(1,420,000)	(9,150,000)	(3,446,000)

Minority interest	1,000	—	1,000	—

Net loss	$(3,169,000)	$(1,420,000)	$(9,149,000)	$(3,446,000)

Net loss per share — basic and diluted	$(0.23)	$(0.24)	$(0.80)	$(0.82)

Weighted average number of shares outstanding — basic and diluted	13,499,942	5,990,009	11,417,294	4,212,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE - December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$66,056,000
Issuance of common stock	5,590,777	56,000	55,787,000	—	—	55,843,000
Issuance of vested and nonvested common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(6,112,000)	—	—	(6,112,000)
Amortization of nonvested common stock compensation	—	—	10,000	—	—	10,000
Issuance of common stock under the DRIP	274,629	3,000	2,606,000	—	—	2,609,000
Repurchase of common stock	(19,588)	—	(185,000)	—	—	(185,000)
Distributions	—	—	—	—	(6,006,000)	(6,006,000)
Net loss	—	—	—	—	(9,149,000)	(9,149,000)

BALANCE - September 30, 2008	14,377,662	$144,000	$127,849,000	$—	$(24,921,000)	$103,072,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,149,000)	$(3,446,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	9,021,000	3,492,000
Loss on property insurance settlements	26,000	—
Stock based compensation, net of forfeitures	17,000	12,000
Bad debt expense	382,000	161,000
Minority interest income	(1,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(475,000)	(177,000)
Other assets, net	265,000	15,000
Accounts payable and accrued liabilities	2,366,000	1,880,000
Accounts payable due to affiliates, net	580,000	248,000
Prepaid rent	(93,000)	(134,000)

Net cash provided by operating activities	2,939,000	2,051,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(124,779,000)	(63,915,000)
Capital expenditures	(896,000)	(124,000)
Proceeds from property insurance settlements	360,000	—
Restricted cash	(1,423,000)	(2,523,000)

Net cash used in investing activities	(126,738,000)	(66,562,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	78,651,000	51,907,000
Borrowings on unsecured note payables to affiliate	9,100,000	21,900,000
Repayments under the lines of credit, net	—	(21,585,000)
Payments on mortgage loan payables	(291,000)	(42,000)
Payments on unsecured note payables to affiliate	(7,600,000)	(29,700,000)
Deferred financing costs	(950,000)	(625,000)
Proceeds from issuance of common stock	56,030,000	49,065,000
Repurchase of common stock	(185,000)	—
Security deposits	44,000	12,000
Payment of offering costs	(6,131,000)	(4,961,000)
Distributions	(3,051,000)	(1,161,000)

Net cash provided by financing activities	125,617,000	64,810,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,818,000	299,000
CASH AND CASH EQUIVALENTS - Beginning of period	1,694,000	1,454,000

CASH AND CASH EQUIVALENTS - End of period	$3,512,000	$1,753,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,346,000	$2,352,000
Income taxes	$11,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$46,000	$—
Accrued acquisition related expenses	$802,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$2,000	$—
Other assets	$141,000	$44,000
Accrued expenses	$493,000	$1,037,000
Security deposits and prepaid rent	$521,000	$394,000
Mortgage loan payables, net	$—	$24,109,000
Financing Activities:
Issuance of common stock under the DRIP	$2,609,000	$726,000
Distributions declared but not paid	$826,000	$375,000
Accrued offering costs	$404,000	$605,000
Payable for issuance of common stock	$—	$36,000
Receivable for issuance of common stock	$136,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

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

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000. As of September 30, 2008, we had received and accepted subscriptions in our offering for 13,956,722 shares of our common stock, or $139,413,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The term of the current Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

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

As of September 30, 2008, we owned interests in seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, and an aggregate purchase price $340,530,000.

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

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties we acquire. We are the sole general partner of our operating partnership and as of September 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership. As of September 30, 2008 and December 31, 2007, our advisor owned a 0.01% limited partnership interest in our operating partnership, and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior year cash flows from operating activities amounts in order to conform to the current period presentation. There was no net change in cash provided by operating activities.

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

have determined that we have one reportable segment, with activities related to investing in residential properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our residential properties has similar economic characteristics, residents, and products and services, our residential properties have been aggregated into one reportable segment for the nine months ended September 30, 2008 and 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS 157-3. FSP SFAS 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Land	$41,926,000	$24,670,000
Land improvements	22,066,000	12,592,000
Building and improvements	272,571,000	179,226,000
Furniture, fixtures and equipment	10,732,000	7,454,000

	347,295,000	223,942,000

Less: accumulated depreciation	(9,802,000)	(3,552,000)

	$337,493,000	$220,390,000

Depreciation expense for the three months ended September 30, 2008 and 2007 was $2,575,000 and $936,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $6,390,000 and $1,977,000, respectively.

Acquisitions in 2008

Arboleda Apartments — Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia, (see Note 7); and $1,300,000 from funds raised through our offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Creekside Crossing — Lithonia, Georgia

On June 26, 2008, we purchased Creekside Crossing, located in Lithonia, Georgia, or the Creekside property, for a purchase price of $25,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Creekside property through a secured loan of $17,000,000 and $9,487,000 in borrowings under our loan with Wachovia. We paid an acquisition fee of $762,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Kedron Village — Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000; $6,513,000 in borrowings under our loan with Wachovia; $3,700,000 from an unsecured loan from NNN Realty Advisors (see Note 6); and $1,000,000 from funds raised through our offering. We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Canyon Ridge Apartments — Hermitage, Tennessee

On September 15, 2008, we purchased Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property, for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Canyon Ridge property through a secured loan of $24,000,000; $7,300,000 in borrowings under our loan with Wachovia; $5,400,000 from an unsecured loan from NNN Realty Advisors; and $1,000,000 from funds raised through our offering. We paid an acquisition fee of $1,082,000, or 3.0% of the purchase price, to our advisor and its affiliate.

4.	Identified Intangible Assets

Identified intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

In place leases, net of accumulated amortization of $284,000 and $450,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 5 months as of September 30, 2008 and December 31, 2007)	$594,000	$785,000
Tenant relationships, net of accumulated amortization of $106,000 and $499,000 as of September 30, 2008 and December 31, 2007, respectively, (with a weighted average remaining life of 5 months as of September 30, 2008 and December 31, 2007)	223,000	386,000

	$817,000	$1,171,000

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2008 and 2007 was $589,000 and $638,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $1,893,000 and $1,353,000, respectively.

5.	Other Assets

Other assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Deferred financing costs, net of accumulated amortization of $365,000 and $262,000 as of September 30, 2008 and December 31, 2007, respectively	$1,767,000	$1,457,000
Prepaid expenses and deposits	1,056,000	378,000

	$2,823,000	$1,835,000

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2008 and 2007 was $156,000 and $57,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $636,000 and $149,000, respectively. Amortization expense for the nine months ended September 30, 2008 included $243,000 related to the write off of the deferred financing costs associated with the termination of our line of credit and mezzanine line of credit (see Note 7).

6.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables

Mortgage loan payables were $218,611,000 ($217,780,000, net of discount) and $140,251,000 ($139,318,000, net of discount) as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had 10 fixed rate and three variable rate mortgage loans with effective rates ranging from 5.02% to 5.94% and a weighted average effective interest rate of 5.43% per annum. As of September 30,

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2008, we had $157,611,000 ($156,780,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average interest rate of 5.04% per annum. As of December 31, 2007, we had nine fixed rate mortgage loans with effective interest rates ranging from 5.04% to 5.94% per annum and a weighted average effective interest rate of 5.60% per annum. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of September 30, 2008 and December 31, 2007, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document.

Mortgage loan payables consisted of the following as of September 30, 2008 and December 31, 2007:

	Interest	Maturity
Property	Rate	Date	September 30, 2008	December 31, 2007

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,551,000	9,662,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	15,109,000	15,289,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	—

			157,611,000	140,251,000
Variable Rate Debt:
Creekside Crossing	5.02%*	07/01/15	17,000,000	—
Kedron Village	5.04%*	07/01/15	20,000,000	—
Canyon Ridge Apartments	5.07%*	10/01/15	24,000,000	—

			61,000,000	—

Total fixed and variable debt			218,611,000	140,251,000

Less: discount			(831,000)	(933,000)

Mortgage loan payables			$217,780,000	$139,318,000

*	Represents the interest rate in effect as of September 30, 2008.

On March 31, 2008, we entered into a mortgage loan secured by the Arboleda property evidenced by a promissory note in the principal amount of $17,651,000, or the Arboleda loan. The Arboleda loan matures on April 1, 2015, bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 1, 2008 through April 1, 2010. Commencing May 1, 2010, through and including the maturity date, the Arboleda loan requires monthly principal and interest payments.

On June 26, 2008, we entered into a mortgage loan secured by the Creekside property, evidenced by a promissory note in the principal amount of $17,000,000, or the Creekside loan. The Creekside loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Creekside loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Creekside loan provides for interest-only

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payments due on the first day of each calendar month, beginning on August 1, 2008 through and including the maturity date.

On June 27, 2008, we entered into a mortgage loan secured by the Kedron property, evidenced by a promissory note in the principal amount of $20,000,000, or the Kedron loan. The Kedron loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Kedron loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Kedron loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008 through and including the maturity date.

On September 15, 2008, we entered into a mortgage loan secured by the Canyon Ridge property, evidenced by a promissory note in the principal amount of $24,000,000, or the Canyon Ridge loan. The Canyon Ridge loan matures on October 1, 2015 and bears interest at an adjustable interest rate, as defined in the Canyon Ridge loan; however, in no event will the adjustable interest rate exceed 6.75% per annum. The Canyon Ridge loan provides for interest-only payments due on the first day of each calendar month, beginning on November 1, 2008 through October 1, 2013. Commencing November 1, 2013, through and including the maturity date, the Canyon Ridge loan requires monthly principal and interest payments.

The principal payments due on our mortgage loan payables as of September 30, 2008 for the three months ending December 31, 2008 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2008	$101,000
2009	$415,000
2010	$594,000
2011	$714,000
2012	$752,000
Thereafter	$216,035,000

Unsecured Note Payables to Affiliate

On December 21, 2007, in connection with the acquisitions of The Heights at Olde Towne and The Myrtles at Olde Towne, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. By February 20, 2008, we had repaid the remaining outstanding principal and accrued interest on the unsecured note. The unsecured note provided for a maturity date of June 20, 2008. The unsecured note bore interest at a fixed rate of 7.46% per annum and required monthly interest-only payments for the term of the unsecured note.

On June 27, 2008, in connection with the acquisition of the Kedron property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The unsecured note provides for a maturity date of December 27, 2008. The unsecured note bears interest at a fixed rate of 4.95% per annum and requires monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provides for a default interest rate equal to 6.95% per annum. On November 10, 2008, we executed an extension to this unsecured note. See Note 16, Subsequent Events — Extension of Unsecured Note Payable to Affiliate, for a further discussion.

On September 15, 2008, in connection with the acquisition of the Canyon Ridge property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $5,400,000. The unsecured note provides for a maturity date of March 15, 2009. The unsecured note bears interest at a fixed rate of 4.99% per annum and requires monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provides for a default interest rate equal to 6.99% per annum.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2008 and December 31, 2007, $9,100,000 and $7,600,000, respectively, was outstanding under unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

7.	Lines of Credit and Mezzanine Line of Credit

Line of Credit and Mezzanine Line of Credit

We had a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000, or the line of credit, which was to mature on October 31, 2009 and may have been increased to $200,000,000, subject to the terms of the Credit Agreement.

We also had a mezzanine credit agreement, or the Mezzanine Credit Agreement, with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000, or the mezzanine line of credit, which was to mature on October 31, 2009.

As of December 31, 2007, there were no outstanding borrowings under the line of credit or the mezzanine line of credit.

On June 18, 2008, we provided written notice to Wachovia to terminate both the Credit Agreement and the Mezzanine Credit Agreement. Effective June 19, 2008, the Credit Agreement and Mezzanine Credit Agreement were terminated by Wachovia. The decision to terminate the Credit Agreement and Mezzanine Credit Agreement was based on our not utilizing the amounts available under the Credit Agreement or Mezzanine Credit Agreement. We did not incur any early termination penalties upon our terminating the Credit Agreement or the Mezzanine Credit Agreement.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia, or the Wachovia Loan Agreement, for a loan in the principal amount of up to $10,000,000 with a maturity date of November 1, 2008, or the Wachovia Loan. We also entered into a Pledge Agreement with Wachovia to initially secure the Wachovia Loan with (i) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP, and (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate, as defined in the Wachovia Loan Agreement.

On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings under the Wachovia Loan to finance our acquisitions of (i) The Heights at Olde Towne and The Myrtles at Olde Towne properties; (ii) the Arboleda property; (iii) the Creekside property and the Kedron property; and (iv) the Canyon Ridge property, respectively. The material terms of the amendments: (i) grant a security interest in 100% of the Class B membership interests held by our operating partnership in each of our respective subsidiaries which acquired the properties, which constitute a 49% interest in each subsidiary; (ii) waive the requirement of pledging as security 100% of our ownership interests in our subsidiaries that have acquired properties using financing from the Wachovia Loan and (iii) temporarily extended the aggregate principal amount available under the Wachovia Loan to $16,250,000 and $16,000,000 for the acquisition of the Arboleda property and the acquisition of the Creekside property and the Kedron property, respectively. The

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan is less than or equal to $6,000,000 on November 1, 2008, certain financial covenants and requirements are met and upon our payment of a $100,000 extension fee. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009. See Note 16, Subsequent Events – Extension of Wachovia Loan Maturity Date.

As of September 30, 2008 and December 31, 2007, the outstanding principal amount under the Wachovia Loan was $10,000,000, at a variable interest rate of 7.97% and 9.84% per annum, respectively.

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

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of September 30, 2008 and December 31, 2007, our advisor and its affiliates have incurred expenses of $3,494,000 and $2,672,000, respectively, in excess of 1.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Repairs Expense and Capital Replacements

We are required by the terms of the mortgage loans secured by Baypoint Resort and Canyon Ridge Apartments to complete certain future repairs and capital replacements to the properties by February 2009 and March 2009, respectively, in the amount of $131,000 and $47,000, respectively. As of September 30, 2008, approximately $79,000 of repairs and capital replacements required for Baypoint Resort have been performed. Funds of $131,000 for these expenditures for Baypoint Resort are held by the lender and are included in restricted cash on our accompanying condensed consolidated balance sheet as of September 30, 2008.

We were required by the terms of the mortgage loan secured by Park at Northgate to complete certain repairs and capital replacements to the property in the amount of $45,000, which were completed in April 2008. We were also required by the terms of the mortgage loan secured by The Heights at Olde Towne to

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

complete certain repairs and capital replacements to the property in the amount of $23,000, which were completed in July 2008.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2008 and 2007, we incurred $4,778,000 and $3,620,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $14,185,000 and $9,214,000, respectively, to our advisor and its affiliates as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2008 and 2007, we incurred $1,218,000 and $901,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $3,848,000 and $3,410,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended September 30, 2008 and 2007, we incurred $449,000 and $326,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $1,425,000 and $1,257,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses

Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2008 and 2007, we incurred $271,000 and $195,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $839,000 and $735,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended September 30, 2008 and 2007, we incurred $1,082,000 and $1,646,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $3,609,000 and $2,594,000, respectively, in acquisition fees to our advisor and its affiliates. Acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended September 30, 2008 and 2007, we incurred $1,000 and $2,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $4,000 and $3,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. Acquisition expenses are capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. For the three months ended September 30, 2008 and 2007, we incurred $778,000 and $244,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $1,982,000 and $568,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended September 30, 2008 and 2007, we incurred $304,000 and $143,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $838,000 and $290,000, respectively, to our advisor and its affiliate, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

On-site Personnel Payroll

For the three months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $583,000 and $60,000, respectively, and for the nine months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $1,368,000 and $60,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.5% and 952.2%, respectively, for the 12 months ended September 30, 2008.

For the three months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $21,000 and $72,000, respectively, and for the nine months ended September 30, 2008 and 2007, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $128,000 and $129,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

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

For the three months ended September 30, 2008 and 2007, we incurred $9,000 and $0, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $36,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended September 30, 2008 and 2007, our advisor and its affiliates incurred $11,000 and $0, respectively, and for the nine months ended September 30, 2008 and 2007, our advisor and its affiliates incurred $34,000 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering.

For the three and nine months ended September 30, 2008 and 2007, we also incurred $4,000 and $0, respectively, for tax services that Grubb & Ellis Realty Investors provided to us, which is also included in general and administrative in our accompanying condensed consolidated statements of operations.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2008 and 2007, we did not incur such disposition fees.

Incentive Distribution upon Sales

In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (i) the amount of capital we invested in our operating partnership; (ii) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (iii) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2008 and 2007, we did not incur such distributions.

Incentive Distribution upon Listing

In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and nine months ended September 30, 2008 and 2007, we did not incur such distributions.

Fees Payable upon Internalization of the Advisor

In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and nine months ended September 30, 2008 and 2007, we did not incur such fees.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of September 30, 2008 and December 31, 2007:

Entity	Fee	September 30, 2008	December 31, 2007

Grubb & Ellis Realty Investors	Operating Expenses	$36,000	$50,000
Grubb & Ellis Realty Investors	Offering Costs	270,000	270,000
Grubb & Ellis Realty Investors	Due Diligence	1,000	—
Grubb & Ellis Realty Investors	On-site Personnel Payroll	18,000	10,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	802,000	—
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	133,000	153,000
Residential Management	Property Management Fees	76,000	9,000
Realty	Asset and Property Management Fees	802,000	284,000

		$2,138,000	$776,000

Unsecured Note Payables to Affiliate

For the three months ended September 30, 2008 and 2007, we incurred $58,000 and $31,000, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $104,000 and $168,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

Former Director and President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented Grubb & Ellis Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the three months ended September 30, 2008 and 2007, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $0 and $13,000, respectively, and for the nine months ended September 30, 2008 and 2007, we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $1,000 and $35,000, respectively. Louis J. Rogers, our director from July 2006 through June 2007, our president and the chairman of our advisor from inception through April 6, 2007, the president of Triple Net Properties, LLC from September 2004 through April 3, 2007 and a director of NNN Realty Advisors from September 2006 through November 2007, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our offering that Mr. Rogers shared in Hirschler Fleischer’s revenues.

On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004. The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our advisor, and its affiliated companies, including us, or collectively, the Grubb & Ellis group, remain a client of Hirschler Fleischer and that collections by that firm from the Grubb & Ellis group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from the Grubb & Ellis group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Grubb & Ellis group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the three months ended

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

September 30, 2008 and 2007, the Grubb & Ellis group, incurred legal fees to Hirschler Fleischer of approximately $3,000 and $785,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $0 and $13,000, respectively. For the nine months ended September 30, 2008 and 2007, the Grubb & Ellis group, incurred legal fees to Hirschler Fleischer of approximately $197,000 and $2,282,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $1,000 and $35,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers received from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of September 30, 2008 and December 31, 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. On July 19, 2006, we granted 4,000 shares of restricted common stock in the aggregate to our independent directors, 800 of which were forfeited in November 2006. On each of June 12, 2007 and June 25, 2008, in connection with their re-election, we granted 3,000 shares of restricted common stock in the aggregate to our independent directors. Through September 30, 2008, we issued 13,956,722 shares of our common stock in connection with our offering and 409,105 shares of our common stock under the DRIP, and repurchased 19,588 shares of our common stock under our share repurchase plan. As of September 30, 2008 and December 31, 2007, we had 14,377,662 and 8,528,844 shares, respectively, of our common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2008 and December 31, 2007, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended September 30, 2008 and 2007, $1,044,000 and $397,000, respectively, in distributions were reinvested and 109,885 and 41,843 shares of our common stock, respectively, were issued under the DRIP. For the nine months ended September 30, 2008 and 2007, $2,609,000 and $726,000, respectively, in distributions were reinvested and 274,629 and 76,451 shares of our common stock, respectively, were issued under the DRIP. As of September 30, 2008 and December 31, 2007, a total of $3,886,000 and $1,278,000, respectively, in distributions were reinvested and 409,105 and 134,475 shares of our common stock, respectively, were issued under the DRIP.

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

Our board of directors has adopted and approved certain amendments to our share repurchase plan, which became effective August 25, 2008. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended share repurchase plan, redemption prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the previous share repurchase plan, stockholders can only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering.

For the three months ended September 30, 2008 and 2007, we repurchased 9,465 shares of our common stock, for an aggregate amount of $87,000, and 0 shares of our common stock, for $0, respectively. For the nine months ended September 30, 2008 and 2007, we repurchased 19,588 shares of our common stock, for an aggregate amount of $185,000, and 0 shares of our common stock, for $0, respectively. As of September 30, 2008 and December 31, 2007, we had repurchased 19,588 shares of our common stock, for an aggregate amount of $185,000, and 0 shares of our common stock, for $0, respectively.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007 and June 25, 2008, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 Incentive Award Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2008 and 2007, we recognized compensation expense of $5,000 and $3,000, respectively, and for the nine months ended September 30, 2008 and 2007, we recognized compensation expense of $17,000 and $12,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2008 and December 31, 2007, there was $49,000 and $36,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of September 30, 2008, this expense is expected to be recognized over a remaining weighted average period of 3.0 years.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2008 and December 31, 2007, the fair value of the nonvested shares of restricted common stock was $54,000 and $42,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of September 30, 2008 and December 31, 2007, and the changes for the nine months ended September 30, 2008, is presented below:

		Weighted
	Restricted Common	Average Grant
	Stock	Date Fair Value

Balance — December 31, 2007	4,200	$10.00
Granted	3,000	10.00
Vested	(1,800)	10.00
Forfeited	—	—

Balance — September 30, 2008	5,400	$10.00

Expected to vest — September 30, 2008	5,400	$10.00

12.	Special Limited Partner Interest

Upon a termination of the Advisory Agreement in connection with any event other than the listing of our shares of common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. As of September 30, 2008 and December 31, 2007, we have not recorded any charges to earnings related to the redemption of the special limited partnership interest.

13.	Business Combinations

For the nine months ended September 30, 2008, we completed the acquisition of four consolidated properties, adding a total of 1,158 apartment units to our property portfolio. We purchased the Arboleda property on March 31, 2008, the Creekside property on June 26, 2008, the Kedron property on June 27, 2008 and the Canyon Ridge property on September 15, 2008.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 for the periods subsequent to the acquisition dates. The aggregate purchase price of the four consolidated properties was $120,300,000 plus closing costs of $4,180,000, of which $122,601,000 was initially financed with mortgage debt, borrowings under the Wachovia Loan and unsecured note payables to an affiliate.

In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of September 30, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the acquisitions discussed above had occurred on January 1, 2008, for the three months ended September 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $9,745,000, $(3,499,000) and $(0.26), respectively, and for the nine months ended September 30, 2008, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $28,956,000, $(12,280,000) and $(1.08), respectively.

Assuming the acquisitions discussed above had occurred on January 1, 2007, for the three months ended September 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $6,898,000, $(2,637,000) and $(0.44), respectively, and for the nine months ended September 30, 2007, pro forma revenues, net income (loss) and net income (loss) per basic and diluted share would have been $16,829,000, $(10,243,000) and $(2.43), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from residents. As of September 30, 2008 and December 31, 2007, we had cash and cash equivalent and restricted cash accounts in excess of Federal Deposit Insurance Corporation, or FDIC, insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from residents is limited. We perform credit evaluations of prospective residents, and security deposits are obtained upon lease execution.

As of September 30, 2008, we had interests in seven properties located in Texas and two properties in Virginia, which accounted for 69.4% and 18.0%, respectively, of our total revenues for the nine months ended September 30, 2008. As of September 30, 2007, we had interests in five properties in Texas which accounted for 95.2% of our total revenues for the nine months ended September 30, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

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

For the three months ended September 30, 2008 and 2007, we recorded a net loss of $3,169,000 and $1,420,000, respectively, and for the nine months ended September 30, 2008 and 2007, we recorded a net loss of $9,149,000 and $3,446,000, respectively. As of September 30, 2008 and 2007, 5,400 shares and 4,200 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during these periods.

16.	Subsequent Events

Status of our Offering

As of October 31, 2008, we had received and accepted subscriptions in our offering for 14,415,554 shares of our common stock, or $143,997,000, excluding shares of our common stock issued under the DRIP.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Share Repurchases

In October 2008, we repurchased 64,720 shares of our common stock, for an aggregate amount of $612,000, under our share repurchase plan.

Termination of Proposed Acquisition

On August 7, 2008, our board of directors approved the acquisition of Clear Creek Apartments, located in Overland Park, Kansas, or the Clear Creek property, for an anticipated purchase price of $30,100,000, plus closing costs, from an unaffiliated third party. On October 13, 2008, our board of directors decided not to purchase the Clear Creek property in light of the current economic environment and credit market constraints. In connection with the previous approval by our board of directors of the acquisition, our advisor and its affiliates had incurred approximately $802,000 in expenses associated with the acquisition and financing of the property, for which we will reimburse our advisor and its affiliates pursuant to the Advisory Agreement. Such amounts are included in accounts payable due to affiliates, net on our condensed consolidated balance sheet as of September 30, 2008 and will be expensed in October 2008 as general and administrative on our condensed consolidated statement of operations.

Extension of Wachovia Loan Maturity Date

On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

Extension of Unsecured Note Payable to Affiliate

On November 10, 2008, we executed an extension agreement to the unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The agreement extended the maturity date to May 10, 2009 and changed the interest rate to 5.26% per annum and the default interest rate to 7.26% per annum. Because this loan is a related party loan, the terms of the extension were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2008 and December 31, 2007, together with our results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

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

Overview and Background

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with strong, stable cash flows and growth potential in select U.S. metropolitan areas. We may also invest in real estate related securities. We focus primarily on investments that produce current income. We qualified to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at $9.50 per share, aggregating up to $1,047,500,000. As of September 30, 2008, we had received and accepted subscriptions in our offering for 13,956,722 shares of our common stock, or $139,413,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The term of the current Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

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

As of September 30, 2008, we owned interests in seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, and an aggregate purchase price of $340,530,000.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS 157-3. FSP SFAS 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

Acquisitions in 2008

Arboleda Apartments— Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia, (see Capital Resources — Lines of Credit and Mezzanine Line of Credit — Wachovia Loan below for a further discussion of our loan with Wachovia); and $1,300,000 from funds raised through our offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Creekside Crossing— Lithonia, Georgia

On June 26, 2008, we purchased Creekside Crossing, located in Lithonia, Georgia, or the Creekside property, for a purchase price of $25,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Creekside property through a secured loan of $17,000,000 and $9,487,000 in borrowings under our loan with Wachovia. We paid an acquisition fee of $762,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Kedron Village— Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000; $6,513,000 in borrowings under our loan with Wachovia; $3,700,000 from an unsecured loan from NNN Realty Advisors (see Capital Resources — Unsecured Note Payables to Affiliate below for a further discussion); and $1,000,000 from funds raised through our offering. We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Canyon Ridge Apartments — Hermitage, Tennessee

On September 15, 2008, we purchased Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property, for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Canyon Ridge property through a secured loan of $24,000,000; $7,300,000 in borrowings under our loan with Wachovia; $5,400,000 from an unsecured loan from NNN Realty Advisors; and $1,000,000 from funds raised through our offering. We paid an acquisition fee of $1,082,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2007 Annual Report in Form 10-K filed with the SEC.

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

Offering Proceeds

If we fail to raise significant proceeds under our offering, we will be limited in our ability to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Our operating results are primarily comprised of income derived from our portfolio of apartment properties.

Except where otherwise noted, the change in our results of operations is due to owning 13 properties as of September 30, 2008, as compared to owning six properties as of September 30, 2007.

Revenues

For the three months ended September 30, 2008, revenues were $8,885,000 as compared to $3,852,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, revenues were comprised of rental income of $8,021,000 and other property revenues of $864,000. For the three months ended September 30, 2007, revenues were comprised of rental income of $3,484,000 and other property revenues of $368,000.

For the nine months ended September 30, 2008, revenues were $22,457,000 as compared to $7,691,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, revenues were comprised of rental income of $20,186,000 and other property revenues of $2,271,000. For the nine months ended September 30, 2007, revenues were comprised of rental income of $7,006,000 and other property revenues of $685,000.

The aggregate occupancy for the properties was 92.2% as of September 30, 2008 as compared to 95.8% as of September 30, 2007.

Rental Expenses

For the three months ended September 30, 2008, rental expenses were $4,507,000 as compared to $1,888,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, rental expenses were comprised of real estate taxes of $1,499,000, administration of $1,311,000, utilities of $688,000, repairs and maintenance of $576,000, property management fees of $304,000 and insurance of $129,000. For the three months ended September 30, 2007, rental expenses were comprised of real estate taxes of $751,000, administration of $479,000, repairs and maintenance of $296,000, utilities of $156,000, property management fees of $143,000 and insurance of $63,000.

For the nine months ended September 30, 2008, rental expenses were $11,484,000 as compared to $3,647,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, rental expenses were comprised of real estate taxes of $3,957,000, administration of $3,242,000, utilities of $1,706,000, repairs and maintenance of $1,396,000, property management fees of $838,000 and insurance of $345,000. For the nine months ended September 30, 2007, rental expenses were comprised of real estate taxes of $1,578,000, administration of $896,000, repairs and maintenance of $485,000, property management fees of $290,000, utilities of $295,000 and insurance of $103,000.

General and Administrative

For the three months ended September 30, 2008, general and administrative was $1,212,000 as compared to $573,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, general and administrative consisted primarily of asset management fees of $778,000, professional and legal fees of $122,000, bad debt expense of $110,000, acquisition related audit fees of $66,000 to comply with the provisions of Article 3-14 of Regulation S-X issued by the SEC and directors and officers’ insurance premiums of $57,000. For the three months ended September 30, 2007, general and administrative consisted primarily of asset management fees of $244,000, professional and legal fees of $142,000, bad debt expense of $83,000 and directors and officers’ insurance premiums of $52,000. The increase in general and administrative for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due to the increase in asset management fees and bad debt expense in connection with managing 13 properties as of September 30, 2008, as compared to managing six properties as of September 30, 2007.

For the nine months ended September 30, 2008, general and administrative was $3,453,000 as compared to $1,572,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative consisted primarily of asset management fees of $1,982,000, professional and legal fees of $526,000, bad debt expense of $382,000, director and officer’s insurance premiums of $162,000 and acquisition related audit fees of $84,000 to comply with the provisions of Article 3-14 of Regulation S-X issued by the SEC. For the nine months ended September 30, 2007, general and administrative consisted primarily of asset management fees of $568,000, professional and legal fees of $428,000, bad debt expense of $161,000, directors and officers’ insurance premiums of $150,000 and acquisition related audit fees of $78,000 to comply with the provisions of Article 3-14 of Regulation S-X issued by the SEC. The increase in general and administrative for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due to the increase in asset management fees and bad debt expense in connection with managing 13 properties as of September 30, 2008, as compared to managing six properties as of September 30, 2007.

Depreciation and Amortization

For the three months ended September 30, 2008, depreciation and amortization was $3,164,000 as compared to $1,574,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, depreciation and amortization was comprised of depreciation on the properties of $2,575,000 and amortization of identified intangible assets of $589,000. For the three months ended September 30, 2007, depreciation and amortization was comprised of depreciation on the properties of $936,000 and amortization of identified intangible assets of $638,000.

For the nine months ended September 30, 2008, depreciation and amortization was $8,283,000 as compared to $3,330,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, depreciation and amortization was comprised of depreciation on the properties of $6,390,000 and amortization of identified intangible assets of $1,893,000. For the nine months ended September 30, 2007, depreciation and amortization was comprised of depreciation on the properties of $1,977,000 and amortization of identified intangible assets of $1,353,000.

Interest Expense

For the three months ended September 30, 2008, interest expense was $3,176,000 as compared to $1,241,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, interest expense related to interest on our mortgage loan payables of $2,731,000 and $1,123,000, respectively, interest expense on the Wachovia Loan of $197,000 and $0, respectively, interest expense on the unsecured note payables to affiliate of $58,000 and $31,000, respectively, amortization of debt discount of $34,000 and $13,000, respectively, and unused fees on our line of credit of $0 and $17,000, respectively. For the three months ended September 30, 2008 and 2007, interest expense also included amortization of deferred financing fees associated with acquiring the mortgage loan payables of $51,000 and $13,000, respectively, and amortization of deferred financing fees associated with acquiring the lines of credit of $105,000 and $44,000, respectively, which are both being amortized to interest expense over the terms of the related debt instruments.

For the nine months ended September 30, 2008, interest expense was $8,407,000 as compared to $2,647,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, interest expense related to interest on our mortgage loan payables of $6,960,000 and $1,816,000, respectively, interest expense on the Wachovia Loan of $605,000 and $0, respectively, interest expense on the line of credit of $0 and $377,000, respectively, interest expense on the unsecured note payables to affiliate of $104,000 and $168,000, respectively, amortization of debt discount of $102,000 and $13,000, respectively, unused fees on our line of credit of $0 and $124,000, respectively, and the write off of deferred financing fees of $243,000 and $0, respectively, in connection with the termination of our line of credit and mezzanine line of credit (see Capital Resources — Lines of Credit and Mezzanine Line of Credit below for a further discussion). For the nine months ended September 30, 2008 and 2007, interest expense also included amortization of deferred financing fees associated with acquiring the mortgage loan payables of $114,000 and $16,000, respectively, and amortization of deferred financing fees associated with acquiring the lines of credit of $279,000 and $133,000, respectively, which are both being amortized to interest expense over the terms of the related debt instruments.

Interest and Dividend Income

For the three months ended September 30, 2008 and 2007, interest and dividend income was $4,000. For the three months ended September 30, 2008, interest and dividend income was related primarily to interest earned on our money market accounts.

For the nine months ended September 30, 2008, interest and dividend income was $20,000 as compared to $59,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, interest and dividend income was related primarily to interest earned on our money market accounts. The decrease in interest and dividend income was due to lower cash balances in 2008 as compared to 2007.

Net Loss

For the three months ended September 30, 2008, net loss was $3,169,000, or $0.23 per basic and diluted share, as compared to $1,420,000, or $0.24 per basic and diluted share, for the three months ended September 30, 2007. For the nine months ended September 30, 2008, net loss was $9,149,000, or $0.80 per basic and diluted share, as compared to $3,446,000, or $0.82 per basic and diluted share, for the nine months ended September 30, 2007. The increase in net loss was due to the factors discussed above.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offering to provide the capital required to purchase real estate and real estate related securities, net of any indebtedness that we may incur, and to repay our loan with Wachovia and unsecured note payables to affiliate.

Our principal demands for funds will be for acquisitions of real estate and real estate related securities, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and our dealer manager, which during our offering include payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

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

As of September 30, 2008, we estimate that our expenditures for capital improvements will require up to $499,000 for the remaining three months of 2008. As of September 30, 2008, we had $310,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 and 2007, were $2,939,000 and $2,051,000, respectively. For the nine months ended September 30, 2008, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities of $2,366,000 and the increase in accounts payable due to affiliates, net of $580,000. For the nine months ended September 30, 2007, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities of $1,880,000 and the increase in accounts payable due to affiliates, net of $248,000. The increase in cash flows provided by operating activities in 2008 as compared to 2007 related primarily to the timing of the payment of payables. We anticipate cash flows provided by operating activities to increase as we purchase more properties.

Cash flows used in investing activities for the nine months ended September 30, 2008 and 2007, were $126,738,000 and $66,562,000, respectively. For the nine months ended September 30, 2008 and 2007, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $124,779,000 and $63,915,000, respectively. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the nine months ended September 30, 2008 and 2007, were $125,617,000 and $64,810,000, respectively. For the nine months ended September 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $56,030,000 and borrowings on our mortgage loan payables of $78,651,000, partially offset by principal repayments on unsecured note payables to affiliate of $7,600,000, the payment of offering costs of $6,131,000 and distributions in the amount of $3,051,000. For the nine months ended September 30, 2007, cash flows provided by financing activities related primarily to funds raised from investors in the amount of $49,065,000 and borrowings on our mortgage loan payables of $51,907,000, partially offset by principal repayments on unsecured note payables to affiliate of $29,700,000, the payment of offering costs of $4,961,000 and distributions in the amount of $1,161,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

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

Our board of directors approved a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000. The first distribution was paid on December 15, 2006 for the period ended November 30, 2006. On February 22, 2007, our board of directors approved a 7.0% per annum, or $0.70 per common share, distribution to be paid to our stockholders beginning with our March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to our stockholders on a monthly basis.

If distributions are in excess of our taxable income, such distributions will result in a return of capital to our stockholders. Our distribution of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

For the nine months ended September 30, 2008, we paid distributions of $5,660,000 ($3,051,000 in cash and $2,609,000 in shares of our common stock pursuant to the DRIP), $2,939,000 of which were paid from cash flow from operations. The distributions paid in excess of our cash flow from operations were paid using proceeds from our offering. As of September 30, 2008, we had an amount payable of $932,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligation to defer or forgive amounts due to them. As of September 30, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flow from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the nine months ended September 30, 2008, our funds from operations, or FFO, was $(866,000). For the nine months ended September 30, 2008, we did not pay distributions with FFO. See our disclosure regarding FFO below.

Capital Resources

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our properties’ and real estate related securities’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual asset. As of September 30, 2008, our aggregate borrowings were 69.8% of all of our properties’ and real estate related securities’ combined fair market values partly due to short-term financing we incurred to purchase the Canyon Ridge property.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. As of September 30, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables

Mortgage loan payables were $218,611,000 ($217,780,000, net of discount) and $140,251,000 ($139,318,000, net of discount) as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we had 10 fixed rate and three variable rate mortgage loans with effective rates ranging from 5.02% to 5.94% and a weighted average effective interest rate of 5.43% per annum. As of September 30, 2008, we had $157,611,000 ($156,780,000, net of discount, of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average interest rate of 5.04% per annum. As of December 31, 2007, we had nine fixed rate mortgage loans with effective interest rates ranging from 5.04% to 5.94% per annum and a weighted average effective interest rate of 5.60% per annum. We are required by the terms of the applicable loan documents to meet certain reporting requirements. As of September 30, 2008 and December 31, 2007, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document.

Mortgage loan payables consisted of the following as of September 30, 2008 and December 31, 2007:

	Interest	Maturity
Property	Rate	Date	September 30, 2008	December 31, 2007

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,551,000	9,662,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	15,109,000	15,289,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	—

			157,611,000	140,251,000

Variable Rate Debt:
Creekside Crossing	5.02%*	07/01/15	17,000,000	—
Kedron Village	5.04%*	07/01/15	20,000,000	—
Canyon Ridge Apartments	5.07%*	10/01/15	24,000,000	—

			61,000,000	—

Total fixed and variable debt			218,611,000	140,251,000

Less: discount			(831,000)	(933,000)

Mortgage loan payables			$217,780,000	$139,318,000

*	Represents the interest rate in effect as of September 30, 2008.

On March 31, 2008, we entered into a mortgage loan secured by the Arboleda property, evidenced by a promissory note in the principal amount of $17,651,000, or the Arboleda loan. The Arboleda loan matures on April 1, 2015, bears interest at a fixed rate of 5.36% per annum and requires monthly interest-only payments beginning on May 1, 2008 through April 1, 2010. Commencing May 1, 2010, through and including the maturity date, the Arboleda loan requires monthly principal and interest payments.

On June 26, 2008, we entered into a mortgage loan secured by the Creekside property, evidenced by a promissory note in the principal amount of $17,000,000, or the Creekside loan. The Creekside loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Creekside loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Creekside loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008 through and including the maturity date.

On June 27, 2008, we entered into a mortgage loan secured by the Kedron property, evidenced by a promissory note in the principal amount of $20,000,000, or the Kedron loan. The Kedron loan matures on July 1, 2015 and bears interest at an adjustable interest rate, as defined in the Kedron loan; however, in no event will the adjustable interest rate exceed 6.50% per annum. The Kedron loan provides for interest-only payments due on the first day of each calendar month, beginning on August 1, 2008 through and including the maturity date.

On September 15, 2008, we entered into a mortgage loan secured by the Canyon Ridge property, evidenced by a promissory note in the principal amount of $24,000,000, or the Canyon Ridge loan. The Canyon Ridge loan matures on October 1, 2015 and bears interest at an adjustable interest rate, as defined in the Canyon Ridge loan; however, in no event will the adjustable interest rate exceed 6.75% per annum. The Canyon Ridge loan provides for interest-only payments due on the first day of each calendar month, beginning on November 1, 2008 through October 1, 2013. Commencing November 1, 2013, through and including the maturity date, the Canyon Ridge loan requires monthly principal and interest payments.

Unsecured Note Payables to Affiliate

On December 21, 2007, in connection with the acquisitions of The Heights at Olde Towne and The Myrtles at Olde Towne, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $10,000,000. By February 20, 2008, we had repaid the outstanding principal and accrued interest on the unsecured note. The unsecured note provided for a maturity date of June 20, 2008. The unsecured note bore interest at a fixed rate of 7.46% per annum and required monthly interest-only payments for the term of the unsecured note.

On June 27, 2008, in connection with the acquisition of the Kedron property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The unsecured note provides for a maturity date of December 27, 2008. The unsecured note bears interest at a fixed rate of 4.95% per annum and requires monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provides for a default interest rate equal to 6.95% per annum. On November 10, 2008, we executed an extension to this unsecured note. See Subsequent Events — Extension of Unsecured Note Payable to Affiliate, for a further discussion.

On September 15, 2008, in connection with the acquisition of the Canyon Ridge property, we entered into an unsecured note with NNN Realty Advisors in the principal amount of $5,400,000. The unsecured note provides for a maturity date of March 15, 2009. The unsecured note bears interest at a fixed rate of 4.99% per annum and requires monthly interest-only payments for the term of the unsecured note. In the event of default, the unsecured note provides for a default interest rate equal to 6.99% per annum.

As of September 30, 2008 and December 31, 2007, $9,100,000 and $7,600,000, respectively, was outstanding under unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Lines of Credit and Mezzanine Line of Credit

Line of Credit and Mezzanine Line of Credit

We had a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, or LaSalle, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000, or the line of credit, which was to mature on October 31, 2009 and could have been increased to $200,000,000, subject to the terms of the Credit Agreement.

We also had a mezzanine credit agreement, or the Mezzanine Credit Agreement, with Wachovia for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000, or the mezzanine line of credit, which was to mature on October 31, 2009.

As of December 31, 2007, there were no outstanding borrowings under the line of credit or the mezzanine line of credit.

On June 18, 2008, we provided written notice to Wachovia to terminate both the Credit Agreement and the Mezzanine Credit Agreement. Effective June 19, 2008, the Credit Agreement and Mezzanine Credit Agreement were terminated by Wachovia. The decision to terminate the Credit Agreement and Mezzanine Credit Agreement was based on our not utilizing the amounts available under the Credit Agreement or Mezzanine Credit Agreement. We did not incur any early termination penalties upon our terminating the Credit Agreement or the Mezzanine Credit Agreement.

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia, or the Wachovia Loan Agreement, for a loan in the principal amount of up to $10,000,000 with a maturity date of November 1, 2008, or the Wachovia Loan. We also entered into a Pledge Agreement with Wachovia to initially secure the Wachovia Loan with (i) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP, and (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate, as defined in the Wachovia Loan Agreement.

On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings under the Wachovia Loan to finance our acquisitions of (i) The Heights at Olde Towne and The Myrtles at Olde Towne properties; (ii) the Arboleda property; (iii) the Creekside property and the Kedron property; and (iv) the Canyon Ridge property, respectively. The material terms of the amendments: (i) grant a security interest in 100% of the Class B membership interests held by our operating partnership in each of our respective subsidiaries which acquired the properties, which constitute a 49% interest in each subsidiary; (ii) waive the requirement of pledging as security 100% of our ownership interests in our subsidiaries that have acquired properties using financing from the Wachovia Loan and (iii) temporarily extended the aggregate principal amount available under the Wachovia Loan to $16,250,000 and $16,000,000 for the acquisition of the Arboleda property and the acquisition of the Creekside property and the Kedron property, respectively. The material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan is less than or equal to $6,000,000 on November 1, 2008, certain financial covenants and requirements are met and upon our payment of a $100,000 extension fee. See Subsequent Events — Extension of Wachovia Loan Maturity Date, for a further discussion.

As of September 30, 2008 and December 31, 2007, the outstanding principal amount under the Wachovia Loan was $10,000,000, at a variable interest rate of 7.97% and 9.84% per annum, respectively.

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

Commitments and Contingencies

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of September 30, 2008 and December 31, 2007, our advisor or its affiliates have incurred expenses of $3,494,000 and $2,672,000, respectively, in excess of 1.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2008 and December 31, 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability.

Repairs and Capital Replacements

We are required by the terms of the mortgage loans secured by Baypoint Resort and Canyon Ridge Apartments to complete certain future repairs and capital replacements to the properties by February 2009 and March 2009, respectively, in the amount of $131,000 and $47,000, respectively. As of September 30, 2008, approximately $79,000 of repairs and capital replacements required for Baypoint Resort have been performed. Funds of $131,000 for these expenditures for Baypoint Resort are held by the lender and are included in restricted cash on our accompanying condensed consolidated balance sheet as of September 30, 2008.

We were required by the terms of the mortgage loan secured by Park at Northgate to complete certain repairs and capital replacements to the property in the amount of $45,000, which were completed in April 2008. We were also required by the terms of the mortgage loan secured by The Heights at Olde Towne to complete certain repairs and capital replacements to the property in the amount of $23,000, which were completed in July 2008.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of September 30, 2008, we had 13 mortgage loans outstanding in the aggregate principal amount of $218,611,000 ($217,780,000, net of discount).

As of September 30, 2008, we had $10,000,000 outstanding under the Wachovia Loan, a one year, variable rate, term loan initially due November 1, 2008, at an interest rate of 7.97% per annum. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

Also, as of September 30, 2008, we had $9,100,000 outstanding under unsecured note payables to NNN Realty Advisors at a weighted average interest rate of 4.97% per annum.

As of September 30, 2008, the weighted average effective interest rate on our outstanding debt was 5.52% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments - fixed rate debt	$101,000	$10,109,000	$1,466,000	$155,035,000	$166,711,000
Interest payments - fixed rate debt	2,324,000	17,679,000	17,408,000	33,680,000	71,091,000
Principal payments - variable rate debt	—	10,000,000	—	61,000,000	71,000,000
Interest payments - variable rate debt (based on rates in effect as of September 30, 2008)	986,000	6,902,000	6,244,000	8,357,000	22,489,000
Repairs expense and capital replacements	178,000	—	—	—	178,000

Total	$3,589,000	$44,690,000	$25,118,000	$258,072,000	$331,469,000

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(3,169,000)	$(1,420,000)	$(9,149,000)	$(3,446,000)
Add:
Depreciation and amortization — consolidated properties	3,164,000	1,574,000	8,283,000	3,330,000

FFO	$(5,000)	$154,000	$(866,000)	$(116,000)

FFO per share — basic and diluted	$—	$0.03	$(0.08)	$(0.03)

Weighted average common shares outstanding — basic and diluted	13,499,942	5,990,009	11,417,294	4,212,080

FFO reflects acquisition related expenses of interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring the lines of credit, the write off of deferred financing fees in connection with the termination of our line of credit and mezzanine line of credit, unused fees on our line of credit and other acquisition related expenses, as well as amortization of debt discount as detailed above under Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2008 and 2007.

Subsequent Events

Status of our Offering

As of October 31, 2008, we had received and accepted subscriptions in our offering for 14,415,554 shares of our common stock, or $143,997,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In October 2008, we repurchased 64,720 shares of our common stock, or $612,000, under our share repurchase plan.

Termination of Proposed Acquisition

On August 7, 2008, our board of directors approved the acquisition of Clear Creek Apartments, located in Overland Park, Kansas, or the Clear Creek property, for an anticipated purchase price of $30,100,000, plus closing costs, from an unaffiliated third party. On October 13, 2008, our board of directors decided not to purchase the Clear Creek property in light of the current economic environment and credit market constraints. In connection with the previous approval by our board of directors of the acquisition, our advisor and its affiliates had incurred approximately $802,000 in expenses associated with the acquisition and financing of the property, for which we will reimburse our advisor and its affiliates pursuant to the Advisory Agreement. Such amounts are included in accounts payable due to affiliates, net on our condensed consolidated balance sheet as of September 30, 2008 and will be expensed in October 2008 as general and administrative on our condensed consolidated statement of operations.

Extension of Wachovia Loan Maturity Date

On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

Extension of Unsecured Note Payable to Affiliate

On November 10, 2008, we executed an extension agreement to the unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The agreement extended the maturity date to May 10, 2009 and changed the interest rate to 5.26% per annum and the default interest rate to 7.26% per annum. Because this loan is a related party loan, the terms of the extension were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, other than those listed in Part II, Item 1A. Risk Factors.

The table below presents, as of September 30, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$101,000	$9,515,000	$594,000	$714,000	$752,000	$155,035,000	$166,711,000	*
Weighted average interest rate on maturing debt	5.30%	4.99%	5.32%	5.32%	5.32%	5.58%	5.54%	—
Variable rate debt - principal payments	$—	$10,000,000	$—	$—	$—	$61,000,000	$71,000,000	$71,000,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2008)	—%	7.97%	—%	—%	—%	5.04%	5.45%	—

*	The estimated fair value of our fixed rate mortgage loan payables was $151,418,000 as of September 30, 2008. The estimated fair value of the $9,100,000 unsecured note payables to an affiliate as of September 30, 2008 is not determinable due to the related party nature of the note.

Mortgage loan payables were $218,611,000 ($217,780,000, net of discount) as of September 30, 2008. As of September 30, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 5.02% to 5.94% and a weighted average effective interest rate of 5.43% per annum. We had $157,611,000 ($156,780,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average interest rate of 5.04% per annum.

In addition, as of September 30, 2008, we had $10,000,000 outstanding under the Wachovia Loan at a variable interest rate of 7.97% per annum. Also, as of September 30, 2008, we had $9,100,000 outstanding under unsecured note payables with an affiliate at a weighted average interest rate of 4.97% per annum.

Borrowings as of September 30, 2008 bore interest at a weighted average interest rate of 5.52% per annum.

An increase in the variable interest rate on the Wachovia Loan and our three variable interest rate mortgages constitutes a market risk. As of September 30, 2008, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $355,000, or 2.71%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of September 30, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC except as noted below and except that on June 2, 2008, Grubb & Ellis Company, our sponsor, announced that the staff of the SEC Los Angeles Enforcement Division had informed our sponsor that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC), the managing member of Grubb & Ellis Apartment REIT Advisor, LLC, our advisor, or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc), our dealer manager.

Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, our ability to make additional investments or our ability to dispose of our investments.

The recent downturn in the credit markets may increase the cost of borrowing and may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

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

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, our ability to dispose of properties and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged properties; and

•	increased insurance premiums, real estate taxes, utilities or other expenses may reduce funds available for distribution. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be paid with offering proceeds or borrowed funds.

The amount of the distributions to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT. On February 22, 2007, our board of directors approved a 7.0% per annum, or $0.70 per common share, distribution to be paid to stockholders beginning with the March 2007 monthly distribution, which was paid on April 15, 2007.

For the nine months ended September 30, 2008, we paid distributions of $5,660,000 ($3,051,000 in cash and $2,609,000 in shares of our common stock pursuant to our distribution reinvestment plan), $2,939,000 of which were paid from cash flow from operations and the remainder from proceeds from our offering. However, as of September 30, 2008, we had an amount payable of $932,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and asset and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

Our advisor and its affiliates have no obligations to defer or forgive amounts due to them. As of September 30, 2008, no amounts due to our advisor or its affiliates have been forgiven. In the future, if our advisor or its affiliates do not defer or forgive amounts due to them, this would negatively affect our cash flow from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the nine months ended September 30, 2008, our funds from operations, or FFO, was $(866,000). For the nine months ended September 30, 2008, we did not pay distributions with FFO.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our properties. Recently, AIG has announced that it has suffered from severe liquidity problems. It has entered into agreements with the Federal Reserve Bank of New York pursuant to which it has obtained a two-year, $85 billion revolving credit facility as well as a $37.8 billion loan. After the termination of the extensions of credit, AIG could still become insolvent, which could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our properties and our financial condition.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

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

As of September 30, 2008, we had received and accepted subscriptions for 13,956,722 shares of our common stock, or $139,413,000. As of September 30, 2008, a total of $3,886,000 in distributions were reinvested and 409,105 shares of our common stock were issued under the DRIP.

As of September 30, 2008, we had incurred marketing support fees of $3,487,000, selling commissions of $9,641,000 and due diligence expense reimbursements of $141,000. We had also incurred offering expenses of $2,094,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of September 30, 2008, we had used $113,207,000 in proceeds from our offering to purchase our 13 properties and repay debt incurred in connection with such acquisitions.

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

During the three months ended September 30, 2008, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased As Part of	of Shares that May
	(a)	(b)	Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program	Plans or Programs

July 1, 2008 to July 31, 2008	9,465	$9.21	9,465	(1)
August 1, 2008 to August 31, 2008	—	$—	—	$—
September 1, 2008 to September 30, 2008	—	$—	—	$—

(1)	Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5.0% of the weighted average number of our shares outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Apartment REIT, Inc. (Registrant)

November 12, 2008	By: /s/ Stanley J.Olander, Jr.
Date	Stanley J. Olander, Jr. Chief Executive Officer and President (principal executive officer)

November 12, 2008	By: /s/ Shannon K S Johnson
Date	Shannon K S Johnson Chief Financial Officer (principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.4	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)
10.1	First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated July 18, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 21, 2008 and incorporated herein by reference)
10.2	Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated July 10, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.3	First Amendment to Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated August 15, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.4	Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.5	Multifamily Note by G&E Apartment REIT Canyon Ridge, LLC to the order of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.6	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Canyon Ridge, LLC for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.7	Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.8		Fourth Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated September 15, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.9		Fourth Amended and Restated Pledge Agreement by and between Wachovia Bank, National Association and Grubb and Ellis Apartment REIT Holdings, L.P., dated September 15, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.10		Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated September 15, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.11		Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed September 25, 2008 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.