Form 10-K
period 2008-12-31
Grubb & Ellis Apartment REIT, Inc.
filed 2009-03-24
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52612

GRUBB & ELLIS APARTMENT REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $124,441,000, assuming a market value of $10.00 per share.

As of March 13, 2009, there were 15,834,800 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

GRUBB & ELLIS APARTMENT REIT, INC.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

Our Company

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. We will sell shares in our offering until the earlier of July 19, 2009, or the date on which the maximum amount has been sold. As of December 31, 2008, we had received and accepted subscriptions in our offering for 15,007,004 shares of our common stock, or $149,905,000, excluding shares of our common stock issued under the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The term of the current Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

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

Developments during 2008 and 2009

•	In June 2008, we terminated our credit agreement, or the Credit Agreement, with Wachovia Bank, National Association, or Wachovia, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000, and our mezzanine credit agreement, or the Mezzanine Credit Agreement, for a mezzanine secured revolving line of credit with a maximum borrowing amount of $15,000,000 with Wachovia. We decided to terminate the Credit Agreement and Mezzanine Credit Agreement since we had not been utilizing the Credit Agreement or Mezzanine Credit Agreement. We did not incur any early termination penalty upon our terminating the Credit Agreement or the Mezzanine Credit Agreement.

•	Effective August 2008, our board of directors adopted and approved certain amendments to our Share Repurchase Plan to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, at increasing prices based upon the period of time the shares of our common stock have been continuously held.

•	In October 2008, we extended the maturity date of our loan agreement with Wachovia in the principal amount of up to $10,000,000, or the Wachovia Loan, for one year to mature on November 1, 2009.

•	In November 2008, we entered into an amendment to the Advisory Agreement with our advisor, which reduced the annual asset management fee we pay to our advisor in connection with the management of our assets from 1.0% of our average invested assets to 0.5% of our average invested assets, effective November 1, 2008. Further, effective January 1, 2009, our advisor waived the asset management fee until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.

•	For the year ended December 31, 2008, we completed the acquisition of four consolidated properties for an aggregate purchase price of $120,300,000, plus closing costs, adding a total of 1,158 apartment units to our property portfolio.

•	On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution to be paid on or about April 15, 2009.

•	On February 17, 2009, we filed a Registration Statement on Form S-11 with the United States Securities and Exchange Commission, or SEC, with respect to a proposed secondary public offering, or our secondary offering, of up to 105,000,000 shares of our common stock. The offering would include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share in the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share during the primary offering.

•	As of March 13, 2009, we had received and accepted subscriptions in our offering for 15,328,230 shares of our common stock, or $153,117,000, excluding shares of our common stock issued under the DRIP.

Our Structure

The following is a summary of our organizational structure as of December 31, 2008:

The following is a summary of entities affiliated with our advisor as of December 31, 2008:

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and the telephone number is (714) 667-8252. Grubb & Ellis, or our sponsor, maintains a web site at www.gbe-reits.com/apartment at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports available at www.gbe-reits.com/apartment as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.

Current Investment Objectives and Policies

Our objective is to acquire quality apartment communities so we can provide our stockholders with:

•	stable cash flows available for distribution to our stockholders;

•	preservation, protection, and return of capital; and

•	growth of income and principal without taking undue risk.

Additionally, we intend to:

•	invest in income-producing real estate and real estate-related investments in a manner which permits us to maintain our qualification as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the ultimate sale of our properties.

We cannot assure our stockholders that we will attain these objectives or that our capital will not decrease. Our board of directors may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.

Decisions relating to the purchase or sale of investments are made by our advisor, subject to the oversight and approval of our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance for a description of the background and experience of our directors and officers, as well as the officers of our advisor.

Business Strategies

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, more than 80.0% of the estimated total U.S. population growth between 2000 and 2030 will occur in the South and West. We will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profiles and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes or they may be service employees who have recently moved to the area and chosen not to make a long-term commitment to the area because of the itinerant nature of their employment. They may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flows to our investors as well as increasing the value of our properties.

The current market environment has made it more difficult to qualify for a home loan, and the down payment required to purchase a new home may be substantially greater than it has in the past, potentially making home ownership more expensive. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at apartment communities we may acquire.

Leveraging the Experience of Our Management

We believe that a critical success factor in property acquisition lies in having a management team that possesses the flexibility to move quickly when an opportunity presents itself to buy or sell a property. The owners and officers of our advisor possess considerable experience in the apartment housing sector, which we believe will help enable us to identify appropriate opportunities to buy and sell properties to meet our objectives and goals.

Each of our key executives has considerable experience building successful real estate companies. As an example, Stanley J. Olander, Jr., our Chief Executive Officer, President and Chairman of the board of directors, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years, and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone. Likewise, Gustav G. Remppies, our Executive Vice President and Chief Investment Officer, and David L. Carneal, our Executive Vice President and Chief Operating Officer, are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company.

Investment Strategy

We invest primarily in apartment communities. To the extent that it is in our stockholders’ best interest, we strive to invest in a geographically diversified portfolio of apartment communities that will satisfy our primary investment objectives of (1) providing our stockholders with stable cash flows, (2) preservation, protection and return of capital and (3) growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing real estate is their potential for future income, the majority of properties we acquire will have both current net income and the potential for long-term net income.

Although our focus is on apartment communities, our charter and bylaws do not preclude us from acquiring other types of properties. We may acquire other real estate assets, including, but not limited to, income producing commercial properties. The purchase of any apartment community or other property type will be based upon the best interest of our company and our stockholders as determined by our board of directors. We may also invest in real estate-related investments, including, but not limited to, mortgage, mezzanine, bridge and other loans, common and preferred equity securities, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. Regardless of the mix of properties we may own, our primary business objectives are to maximize stockholder value and to preserve capital.

We do not intend to enter into purchase and sale-leaseback transactions, under which we would purchase a property from an entity and lease the property back to such entity under a net lease. Additionally, we do not intend to purchase interests in hedge funds.

Acquisition Standards

We generally invest in metropolitan areas that are projected to have population growth rates in excess of the national average and that we believe will continue to perform well economically over time. While our acquisitions are not limited to any state or geographic region, we intend to capitalize on income opportunities and emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the shifts of population and assets and/or are poised for strong economic growth.

Our primary investment focus is existing apartment communities that produce immediate rental income. However, we may acquire newly developed apartment communities with some lease-up risk if we believe the investment will result in long-term benefits for our stockholders. We generally purchase newer properties, less than five years old, with reduced capital expenditure requirements and high occupancy. However, we may purchase older properties, including properties that need capital improvements or lease-up to maximize their value and enhance our returns. Because these properties may have short-term decreases in income during the lease-up or renovation phase, they will only be acquired if management believes in the long-term growth potential of the investment after necessary lease-up or renovations is completed. We do not anticipate a significant focus on such properties.

We generally intend to engage property management companies with expertise in our property markets that we believe can help maximize property performance and the internal growth of our portfolio as discussed above.

We generally seek to acquire well located and well constructed properties where the average income of the tenants generally exceeds the average income for the metropolitan area in which the community is located. We expect that all of our apartment communities will lease to their tenants under similar lease terms, which range from month-to-month to 12-month leases. We believe that the relatively short lease terms that are customary in most markets may allow us to aggressively raise rental rates in appropriate circumstances.

We may also consider purchasing apartment communities that include land or development opportunities as part of the purchase package. Acquisitions of unimproved real property will comprise no more than 10.0% of our aggregate portfolio value, and our intent in those circumstances is to transfer development risk to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy. In fact, such acquisitions would require special consideration by our board of directors because of their increased risk.

We believe that our acquisition strategy will benefit our stockholders for the following reasons:

•	We seek to purchase apartment communities at favorable prices and obtain immediate income from tenant rents, with the potential for appreciation in value over time.

•	We seek to preserve capital through selective acquisitions and professional management, whereby we intend to increase rental rates, maintain high economic occupancy rates, reduce tenant turnover, make value-enhancing and income-producing capital improvements, where appropriate, and control operating costs and capital expenditures.

•	We seek to acquire apartment properties in growth markets, at attractive prices relative to replacement cost, that provide the opportunity to improve operating performance through professional management, marketing and selective leasing and renovation programs.

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

We do not purchase any property unless and until we obtain an environmental assessment, at a minimum, through a Phase I review, and generally are satisfied with the environmental status of the property, as determined by our advisor.

We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay us in cash in an amount necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

In determining whether to acquire a particular property, we may, in accordance with customary practices, obtain an option on the property. The amount paid for an option, if any, is normally surrendered if the property is not purchased, and is normally credited against the purchase price if the property is purchased.

In purchasing properties, we are subject to risks generally incidental to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including the size and location of the property. In addition, the amount of fees paid to our advisor, its affiliates and third parties will vary based on the amount of debt we incur in connection with financing the acquisition. If we do not raise significant proceeds from the offerings of shares of our common stock, we may not be able to purchase a diverse portfolio of properties. If we raise significant proceeds from the offerings of shares of our common stock, we will likely acquire a substantial number of properties; however, it is difficult to predict the actual number of properties that we will acquire because of variables such as purchase price and the amount of leverage we use.

Property Acquisitions

Our advisor makes recommendations on all property acquisitions to our board of directors. A majority of our directors must approve all of our property acquisitions.

We primarily acquire properties through wholly owned subsidiaries of our operating partnership. We intend to acquire fee ownership of our apartment communities; however, we may acquire properties subject to long-term ground leases. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a property.

We may commit to purchase properties subject to completion of construction in accordance with terms and conditions specified by our advisor. In such cases, we will be obligated to purchase the property at the completion of construction, provided that (1) the construction conforms to definitive plans, specifications and costs approved by us in advance and embodied in the construction contract and (2) an agreed upon percentage of the property is leased. We will receive a certificate from an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. Our intent is to transfer development risk to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy. In fact, such acquisitions would require special consideration by our board of directors because of their increased risk.

If remodeling is required prior to the purchase of a property, we will pay a negotiated maximum amount either upon completion or in installments commencing prior to completion of the remodeling. Such amount will be based on the estimated cost of such remodeling. In such instances, we will also have the right to review the lessee’s books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, we may negotiate an adjustment in the purchase price.

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

Demographic Investing

We incorporate a demographic-based investment approach to our overall investment strategy. This approach enables us to consider demographic analysis when acquiring apartment communities. This analysis also takes into account fundamental long-term economic and societal trends, including population shifts, generational differences, and domestic migration patterns. Demographic-based investing assists us in investing in the properties needed by the country’s largest population groups, and in the regions experiencing the greatest growth. When incorporating this strategy, we consider three factors: (1) the age ranges of the dominant population groups; (2) the essential needs of each dominant population group; and (3) the geographic regions that appeal to each dominant population group.

Age.  Our demographic-based investment strategy focuses on the following three population groups:

•	Seniors — The 65+ age group who are the elders of the baby boomers.

•	Boomers — Born between 1946 and 1964, the American Hospital Association and First Consulting Group state that this group controls approximately 75.0% of the U.S. financial assets.

•	Echo boomers — Born between 1982 and 1994, this group represents the children of the boomers.

Essential Needs.  We believe that each of these population groups shares a need for apartment communities:

•	Seniors — Older retirees may prefer the ease of living associated with renting such as senior housing and small apartments, instead of dealing with the expenses and burden of home ownership.

•	Boomers — This aging population, currently the largest, controls the largest percent of U.S. financial assets according to the American Hospital Association and First Consulting Group. As their children reach adulthood and move out or go off to college, they may be more likely to consider renting smaller, luxury apartments or condominiums.

•	Echo boomers — This group, most likely to rent apartments, is entering their household formation years which is helping to fuel new demand for apartments, according to the Joint Center for Housing Studies of Harvard University, or JCHS. With approximately 4,000,000 echo boomers turning 21 every year, in fast growing areas, the existing housing stock will be unable to accommodate the rising number of young households according to a study by the JCHS.

The combination of an increase in the number of households and the changing age distributions of these households produces a significant increase of ten percent in the total number of renters from 2005 to 2015, or a rise from approximately 35,400,000 in 2005 to approximately 39,200,000 in 2015. The National Multi Housing Council also states that there is currently an increase in the number of younger renters (under age 35) but an even bigger increase in the number of older renters (55 and older).

Geographic Regions.  The concentrations and migrations of population groups may lay the groundwork for current and future consumption patterns. The South and West dominate the list of fastest growing states. In recent years, the largest proportionate increases in senior population were in the Southern and Western states. This trend should continue as baby-boomers begin to retire. According to the JCHS, in 2006, the South accounted for over half of the nation’s net new renter households, adding three out of five renter households nationally.

Joint Ventures

We may invest in general partnerships and joint venture arrangements with other real estate programs formed by, sponsored by or affiliated with our advisor or an affiliate of our advisor if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with nonaffiliated third parties by following the general procedures to obtain board approval of an acquisition. However, we will not acquire interests in properties that are the subject of tenant in common syndications.

We may invest in general partnerships or joint venture arrangements with our advisor and its affiliates only when:

•	there are no duplicate property management or other fees;

•	the investment of each entity is on substantially the same terms and conditions as those received by other joint venturers; and

•	we have a right of first refusal to acquire the property if the other joint venturers wish to sell their interest in the property.

We may invest in general partnerships or joint venture arrangements with our advisor and its affiliates to enable us to increase our equity participation in such venture as additional proceeds from the offerings of shares of our common stock are received, so that ultimately we will own a larger equity percentage of the property. In addition, we will have the right to enter into joint venture arrangements with entities unaffiliated with our advisor and its affiliates.

There is a potential risk that we or our joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision with respect to such matter. Furthermore, we cannot assure our stockholders that we will have sufficient financial resources to exercise any right of first refusal.

Real Estate-Related Investments

In addition to our acquisition of apartment communities and other income-producing commercial properties, we may acquire real estate-related investments, such as mortgage, mezzanine, bridge and other loans, common and preferred equity securities, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities.

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

Sale or Disposition of Properties

Our advisor and our board of directors will determine whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.

In general, we intend to hold properties, prior to sale, for a minimum of four years. When appropriate to minimize our tax liabilities, we may structure the sale of a property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general strategy will be to reinvest in additional properties proceeds from the sale, financing, refinancing or other disposition of our properties that represent our initial investment in such property or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing and refinancing proceeds is to increase the total value of real estate assets that we own, and the cash flows derived from such assets to pay distributions to our stockholders.

Despite this strategy, our board of directors, in its discretion, may distribute to our stockholders all or a portion of the proceeds from the sale, financing, refinancing or other disposition of properties. In determining whether any of such proceeds should be distributed to our stockholders, our board of directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions and compliance with the REIT distribution requirements. Because we may reinvest such portion of the proceeds from the sale, financing or refinancing of our properties, we could hold our stockholders’ capital indefinitely. However, the affirmative vote of stockholders controlling a majority of our outstanding shares of common stock may force us to liquidate our assets and dissolve.

In connection with a sale of a property, our general preference will be to obtain an all-cash sale price. However, we may provide seller financing on certain properties if, in our judgment, it is prudent to do so, and we may take a purchase money obligation secured by a mortgage on the property as partial payment. There are no limitations or restrictions on our taking such purchase money obligations. The terms of payment upon sale will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. To the extent we receive notes, securities or other property instead of cash from sales, such proceeds, other than any interest payable on such proceeds, will not be included in net sale proceeds available for distribution until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of. Thus, the distribution of the proceeds of a sale to our stockholders, to the extent contemplated by our board of directors, may be delayed until such time. Also, our taxable income may exceed the cash received in the sale. In such cases, we will receive payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

While it is our intention to hold each property we acquire for a minimum of four years, circumstances might arise which could result in the early sale of some properties. A property may be sold before the end of the expected holding period if:

•	we believe the value of a property might decline substantially;

•	an opportunity has arisen to improve other properties;

•	we can increase cash flows through the disposition of the property; or

•	we believe the sale of the property is in our best interest.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized.

Financing Policies

We acquire properties with a combination of cash and mortgage loans or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our operating partnership. With respect to properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. In such event, the proceeds from the loans will be used to acquire additional properties in order to increase our cash flows and provide further diversification.

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds from the offerings of shares of our common stock. As of December 31, 2008, our aggregate borrowings were 67.8% of the combined fair market value of all of our real estate and real estate-related investments due to short-term financing we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our board of directors reviews our secured and unsecured aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0%, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 24, 2009 and December 31, 2008, our leverage did not exceed 300.0% of the value of our net assets.

When incurring secured debt, we generally expect to incur recourse indebtedness, which means that the lenders’ rights upon our default generally will not be limited to foreclosure on the property that secured the obligation. When we incur mortgage indebtedness, we endeavor to obtain level payment financing, meaning that the amount of debt service payable is substantially the same each year, although some mortgages provide for one large payment and we may incur floating or adjustable rate financing when our board of directors determines it to be in our best interest.

Our board of directors controls our strategies with respect to borrowing and may change such strategies at any time without stockholder approval, subject to the maximum borrowing limit of 300.0% of our net assets described above.

Board Review of Our Investment Policies

Our board of directors has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

As required by our charter, our independent directors have reviewed our investment policies and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) our borrowings have enabled us to purchase assets and earn rental income more quickly than otherwise would be possible, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Tax Status

We qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

Distribution Policy

In order to continue to qualify as a REIT for federal income tax purposes, among other things, we must distribute at least 90.0% of our annual taxable income to our stockholders. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may obtain the necessary funds by borrowing, issuing new securities or selling assets to pay out enough of our taxable income to satisfy the distribution requirement.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates approved by our board of directors.

Competition

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. Overbuilding of apartment communities may occur in geographic markets where our properties are and will be located. If so, this will increase the number of apartment units available and may decrease occupancy and unit rental rates. In addition, increases in operating costs due to inflation may not be offset by increased unit rental rates.

Furthermore, apartment communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease apartment units and increase or maintain rental rates.

We also face competition for real estate investment opportunities. These competitors may be other REITs and other entities that have, among other things, substantially greater financial resources and a lower cost of capital than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

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

Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

Geographic Concentration

For the year ended December 31, 2008, we had interests in seven consolidated properties located in Texas, which accounted for 65.9% of our total rental income, interests in two consolidated properties located in Virginia, which accounted for 16.9% of our total rental income, interests in two consolidated properties located in Georgia, which accounted for 9.0% of our total rental income, an interest in one consolidated property located in North Carolina, which accounted for 4.8% of our total rental income and an interest in one consolidated property located in Tennessee, which accounted for 3.4% of our total rental income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Employees

We have no employees and our executive officers are all employees of our advisor and/or its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to our 2006 Incentive Award Plan. As of December 31, 2008, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.

Financial Information About Industry Segments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in residential properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our residential properties has similar economic characteristics, tenants, and products and services, our residential properties have been aggregated into one reportable segment for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Item 1A.	Risk Factors.

Investment Risks

There is no public market for the shares of our common stock. Therefore, it is difficult for our stockholders to sell their shares of our common stock and, if they are able to sell their shares of our common stock, they will likely sell them at a substantial discount.

There currently is no public market for the shares of our common stock, and we do not expect a market to develop prior to the listing of the shares of our common stock on a national securities exchange. We have no current plans to cause shares of our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While we, acting through our board of directors, may attempt to cause shares of our common stock to be listed or quoted if our board of directors determines this action to be in our stockholders’ best interest, there can be no assurance that this event will ever occur. In addition, there are restrictions on the transfer of shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan but it is limited in terms of the amount of shares of our common stock which may be repurchased annually. Our board of directors may also limit, suspend, terminate or amend our share repurchase plan upon 30 days written notice. Therefore, it is difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.

We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives.

We were incorporated in December 2005 and we commenced our initial public offering in July 2006, and thus we have a limited operating history. As a result, ownership of shares of our common stock may entail more risks than the shares of common stock of a REIT with a substantial operating history. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	build, expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors in us; and

•	build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting additional investments for us to acquire in the future, selecting property managers for our properties and securing financing arrangements. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying additional suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable additional investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We face competition from other apartment communities and housing alternatives for tenants, and we face competition from other acquirers of apartment communities for investment opportunities, both of which may limit our profitability and returns to our stockholders.

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. Overbuilding of apartment communities may occur. If so, this would increase the number of apartment units available and may decrease occupancy and unit rental rates.

Furthermore, apartment communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multi-family homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease apartment units and increase or maintain rental rates.

The competition for apartment communities may significantly increase the price we must pay for assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger apartment REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for our properties, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share repurchase plan, and repurchases are made at our sole discretion.

Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than they paid for their shares of our common stock. Shares of our common stock are repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP. In addition, our board of directors reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan, and they also should understand that the repurchase prices will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if they deem it necessary or desirable to do so.

Our advisor will be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.

In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an 8.0% annual cumulative, non-compounded return to stockholders. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an 8.0% annual cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our advisor as a special limited partner in our operating partnership, which would entitle it to receive cash or, if agreed by us and our advisor, shares of our common stock or units of limited partnership interests in our operating partnership equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the 8.0% return to stockholders. Finally, upon the termination of the Advisory Agreement as a result of the internalization of our advisor into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will negotiate the compensation to be payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor pursuant to the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce cash available for distribution to our stockholders.

Risks Related to Our Business

We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our offering and from borrowed funds. We may continue to pay distributions from the net proceeds of our offering or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our offering or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital.

For the year ended December 31, 2008, we paid distributions of $8,216,000 ($4,414,000 in cash and $3,802,000 in shares of our common stock pursuant to the DRIP), $1,567,000 of which were paid from cash flows from operations and the remainder from proceeds from our offering. However, as of December 31, 2008, we had an amount payable of $676,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and asset and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2008, our FFO was $(1,106,000). For the year ended December 31, 2008, we did not pay distributions with FFO.

We may suffer from delays in locating suitable investments, which may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.

There may be a substantial period of time before the net proceeds of our offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find additional suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders.

We are uncertain of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

To maintain our qualification as a REIT, we must distribute to our stockholders at least 90.0% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. Sources of debt or equity for funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:

•	Debt and Equity Markets — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Valuations — The recent market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•	Government Intervention — The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our success is dependent on the performance of our advisor.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering, and our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations or the operations of our sponsor unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s key executives. Our advisor’s key executives are Messrs. Olander, Remppies and Carneal. The loss of any or all of Messrs. Olander, Remppies or Carneal, and our advisor’s inability to find, or any delay in finding, a replacement with equivalent skills and experience, could adversely impact our ability to acquire properties and the operation of our properties. Furthermore, our advisor may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services, and our stockholders should note that such contractors have no fiduciary duty to them and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.

Either we or our advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of our common stock on a national securities exchange, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an 8.0% annual cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our advisor’s interest as a special limited partner in our operating partnership, which would entitle it to receive cash or, if agreed by us and our advisor, shares of our common stock or units of limited partnership interest in our operating partnership equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Finally, upon the termination of the Advisory Agreement as a result of our advisor’s internalization into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will agree on the compensation payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor pursuant to the Advisory Agreement cannot be determined at the present time.

If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.

Our success is dependent on the performance of our sponsor.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor, Grubb & Ellis. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our sponsor’s industry, which our sponsor anticipates will continue through 2009. In March 2009, our sponsor reported that due to the disruptions in the credit markets, the severe and extended general economic recession, and the significant decline in the commercial real estate market in 2008, it anticipates that it will report a significant decline in operating earnings and net income for the fourth calendar quarter of 2008 as compared to the fourth quarter of 2007 and for the year ended December 31, 2008 as compared to the year ended December 31, 2007. In addition, our sponsor anticipates that it will recognize significant impairment charges to goodwill, impairments on the value of real estate assets held as investments, and additional charges related to its activities as a sponsor of investment programs in the quarter ended December 31, 2008. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced, and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We seek to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally-insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

Our advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.

In the past, our sponsor or its affiliates have, in certain circumstances, deferred or forgiven fees and loans payable by programs sponsored or managed by our sponsor or its affiliates. Our advisor and its affiliates, including our sponsor, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.

Risks Related to Conflicts of Interest

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

The conflicts of interest described below may mean we are not managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of their investments in shares of our common stock.

Many of our officers and all of our non-independent directors and our advisor’s officers have conflicts of interest in managing our business and properties. Thus, they may make decisions or take actions that do not solely reflect our stockholders’ best interest. Our officers and directors and the owners and officers of our advisor are also involved in the advising and ownership of other REITs and various real estate entities, which may give rise to conflicts of interest. In particular, an owner and officer of our advisor is involved in the management and advising of Grubb & Ellis Healthcare REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, G REIT Liquidating Trust and T REIT Liquidating Trust. These and other private real estate investment programs may compete with us for the time and attention of these executives, or otherwise compete with us or have similar business interests. Each of these officers also may advise additional REITs and/or other real estate entities. Additionally, some of these key personnel are also owners and officers of affiliates of our advisor with whom we do business, including Grubb & Ellis, NNN Realty Advisors, Grubb & Ellis Realty Investors, Grubb & Ellis Securities, Realty and Residential Management. The officers of our advisor also may advise other real estate investment programs sponsored by Grubb & Ellis.

Messrs. Olander, Carneal and Remppies, and Ms. Andrea R. Biller, Ms. Shannon K S Johnson and Ms. Cora Lo each own a less than 1.0% interest in our sponsor. Mss. Biller, Johnson and Lo each hold options to purchase a de minimis amount of additional shares of our sponsor’s common stock. Messrs. Olander,

Carneal and Remppies are each a member of ROC REIT Advisors, which owns a 25.0% non-managing membership interest in our advisor, and each own a de minimis interest in several other real estate programs managed by Grubb & Ellis and its subsidiaries, which we refer to collectively as the Grubb & Ellis Group programs. Ms. Biller also owns an 18.0% membership interest in Grubb & Ellis Apartment Management, which owns a 25.0% non-managing membership interest in our advisor, and she owns a de minimis interest in several other Grubb & Ellis Group programs.

Grubb & Ellis and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects of the type that we will seek to acquire. None of the Grubb & Ellis affiliated entities are prohibited from raising money for another entity that makes the same types of investments that we target and we may co-invest with any such entity. All such potential co-investments will be subject to a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction approving the transaction as being fair and reasonable and on substantially the same terms and conditions as those received by the co-investment entity.

As officers, directors, managers and partial owners of entities with which we do business or with interests in competition with our own interests, these individuals experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our advisor and their affiliated entities. These conflicts of interest could limit the time and services that some of our officers devote to our company and the affairs of our advisor, because they will be providing similar services to other entities.

We may compete with other Grubb & Ellis Group programs for investment opportunities. As a result, our advisor may not cause us to invest in favorable investment opportunities which may reduce our returns on our investments.

Our sponsor, Grubb & Ellis, or its affiliates, have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of the other Grubb & Ellis Group programs managed or advised by affiliates of our advisor. If our advisor or its affiliates breach their fiduciary or contractual obligations to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders. For example, our advisor has a duty to us to present us with the first opportunity to purchase any Class A income-producing apartment communities placed under contract by our advisor or its affiliates that satisfy our investment objectives. If our advisor did not comply with our right of first opportunity, this may result in some attractive properties not being presented to us for acquisition. This may adversely affect our results of operations and financial condition.

Our advisor’s officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.

Certain of the officers of our advisor face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the value of ownership of shares of our common stock.

Our advisor faces conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in our stockholders’ long-term best interest.

Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor is entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders’ long-term best interest. The fees to which our advisor or its affiliates are entitled include acquisition fees, asset management fees, property management fees and disposition fees. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock, certain merger transactions or the termination of the Advisory Agreement. However, our advisor or its affiliates receive fees based on the amount of our initial investment and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions.

Our advisor may receive economic benefits from its status as a special limited partner without bearing any of the investment risk.

Our advisor is a special limited partner in our operating partnership. The special limited partner is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of the gross proceeds from the sale of shares of our common stock and an 8.0% annual cumulative, non-compounded return. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.

The distribution payable to our advisor may influence our decisions about listing the shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.

Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders’ long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders would receive shares that are traded on a national securities exchange, if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders’ best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to the advisor.

The absence of arm’s-length bargaining may mean that our agreements may not be as favorable to our stockholders as they otherwise could have been.

Any existing or future agreements between us and our advisor, our dealer manager or their affiliates were not and will not be reached through arm’s-length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Advisory Agreement, the dealer manager agreement, the property management agreements with Realty and Residential Management and the terms of the compensation to our advisor and our dealer manager were not arrived at through arm’s-length negotiations. The terms of such agreements and compensation may not solely reflect our stockholders’ best interest and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements.

Any joint venture arrangements may not solely reflect our stockholders’ best interest.

The terms of any joint venture arrangements in which we acquire or hold properties or other investments may not solely reflect our stockholders’ best interest. We may acquire an interest in a property through a joint venture arrangement with our advisor, one or more of our advisor’s affiliates or unaffiliated third parties. In joint venture arrangements with our advisor or its affiliates, our advisor will have fiduciary duties to both us and its affiliate participating in the joint venture. The terms of such joint venture arrangement may be more favorable to the other joint venturer than to our stockholders. Our joint venture partners may have rights to take certain actions over which we have no control and may take actions contrary to our interests.

Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•	a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated;

•	a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our strategies or objectives, including our strategy to qualify and maintain our qualification as a REIT; and

•	the joint venture may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could occur, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.

Risks Related to Our Organizational Structure

Several potential events could cause our stockholders’ investments in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investments in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 50,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our 2006 Incentive Award Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.

Our stockholders’ interests may be diluted in various ways, which may reduce their returns.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities, (1) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (2) to our advisor in lieu of cash payments required under the Advisory Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares of our common stock will be deemed their value.

Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.

Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our securities; or

•	removal of incumbent management.

Upon investment in shares of our common stock, our stockholders experience an immediate dilution of $1.00 per share.

The offering price for shares of our common stock is $10.00 per share. After the payment of selling commissions, marketing allowance and accountable due diligence expense reimbursement, we receive $9.00 per share. As a result of these expenses, our stockholders experience immediate dilution of $1.00 in book value per share or 10.0% of the offering price, not including other organizational and offering expenses. We also reimburse our advisor for certain organizational and offering expenses. These organizational and offering expenses include advertising and sales expenses, legal and accounting expenses, printing costs, formation costs, SEC, Financial Industry Regulatory Authority, or FINRA, and blue sky filing fees, investor relations and other administrative expenses. We will not reimburse our advisor for any organizational and offering expenses in excess of 1.5% of the gross proceeds of our offering. To the extent that our stockholders do not participate in any future issuance of our securities, they experience dilution of their ownership percentage.

Our board of directors may change our investment objectives without seeking stockholder approval.

Our board of directors may change our investment objectives without seeking stockholder approval. Although our board of directors has fiduciary duties to our stockholders and intends only to change our investment objectives when our board of directors determines that a change is in our stockholders’ best interest, a change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.

Our stockholders ability to control our operations is severely limited.

Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock, increase or decrease the number of our shares of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of directors.

The limitation on ownership of our common stock prevents any single stockholder from acquiring more than 9.9% of our capital stock or more than 9.9% of our common stock and may force him or her to sell stock back to us.

Our charter limits direct and indirect ownership of our common stock by any single stockholder to 9.9% of the value of the outstanding shares of our capital stock and 9.9% of the value or number (whichever is more restrictive) of the outstanding shares of our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits transfers of our stock that would result in (1) the shares of our common stock being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50.0% of the shares of our common stock, applying broad attribution rules imposed by the federal income tax laws, (3) directly or indirectly owning 9.9% or more of one of our tenants or (4) before our common stock qualifies as a class of “publicly-offered securities,” 25.0% or more of the shares of our common stock being owned by Employee Retirement Income Security Act of 1974, as amended, or ERISA, investors. If a stockholder acquires shares of our stock in excess of the ownership limits or in violation of the restrictions on transfer, we:

•	may consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions to him or her with respect to those excess shares of stock;

•	will not recognize his or her voting rights for those excess shares of stock; and

•	may consider the excess shares of stock held in trust for the benefit of a charitable beneficiary.

If such shares of stock are transferred to a trust for the benefit of a charitable beneficiary, he or she will be paid for such excess shares of stock a price per share equal to the lesser of the price he or she paid or the “market price” of our stock. Unless shares of our common stock are then traded on a national securities exchange, the market price of such shares of our common stock will be a price determined by our board of directors in good faith. If shares of our common stock are traded on a national securities exchange, the market price will be the average of the last sales prices or the average of the last bid and ask prices for the five trading days immediately preceding the date of determination.

If a stockholder acquires our stock in violation of the ownership limits or the restrictions on transfer described above:

•	he or she may lose his or her power to dispose of the stock;

•	he or she may not recognize profit from the sale of such stock if the “market price” of the stock increases; and

•	he or she may incur a loss from the sale of such stock if the “market price” decreases.

Limitations on share ownership and transfer may deter a sale of our common stock in which a stockholder could profit.

The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for a stockholder’s common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

Maryland takeover statutes may deter others from seeking to acquire us and prevent a stockholder from making a profit in such transaction.

The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board of directors has adopted a resolution opting out of the business combination statute (which, among other things, prohibits a merger or consolidation with a 10.0% stockholder for a period of time) with respect to our affiliates. However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed, these provisions of Maryland law could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.

The MGCL and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. However, our charter also provides that we may not indemnify or hold harmless our directors, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If for any reason, we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55.0% of our portfolio must be comprised of qualifying real estate assets and at least another 25.0% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. Although we intend to monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Further, we may not be able to invest in a sufficient number of qualifying real estate assets and/or real estate-related assets to comply with the exclusion from registration.

We may determine to operate through our majority owned operating partnership or other wholly owned or majority owned subsidiaries. If so, our subsidiaries will be subject to restrictions similar to those discussed in the prior paragraph so that we do not come within the definition of an investment company under the Investment Company Act.

As part of our advisor’s obligations under the Advisory Agreement, our advisor will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate the Advisory Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.

Risks Related to Investments in Real Estate

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

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, our ability to dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates may reduce cash flows from leveraged properties; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders or our ability to dispose of our investments.

We depend on our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our stockholders.

The underlying value of our properties and the ability to pay distributions to our stockholders generally depend upon the ability of the tenants of our properties to pay their rents in a consistent and timely manner. Their inability to do so may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and consequently would substantially reduce both our income from operations and our ability to pay distributions to our stockholders. These changes include, among others, changes in national, regional or local economic conditions. An increase in the number of tenant defaults or premature lease terminations could, depending upon the market conditions at the time and the incentives or concessions we must make in order to find substitute tenants, have a material adverse effect on our revenues and the value of shares of our common stock or our cash available for distribution to our stockholders.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to pay cash distributions to our stockholders.

We expect that substantially all of our apartment leases will continue to be for a term of one year or less. Because these leases generally permit the tenants to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Some or all of our properties have incurred, and will incur, vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on our stockholders’ investments.

Some or all of our properties have incurred, and will incur, vacancies. If vacancies of a significant level continue for a long period of time, we may suffer reduced revenues resulting in less cash distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on our investment in a single asset class, making our performance more vulnerable to economic downturns in the apartment industry than if we had diversified investments.

Our current strategy is to acquire interests primarily in apartment communities in select U.S. metropolitan markets. As a result, we are subject to the risks inherent in investing in a single asset class. A downturn in demand for residential apartments may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments across different asset classes.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select U.S. metropolitan markets, our portfolio of properties may not be geographically diversified. Additionally, if we fail to raise significant proceeds under our offering, we may not be able to geographically diversify our portfolio. A regional recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to pay cash distributions to our stockholders.

In order to attract and maintain tenants, we may be required to expend funds for capital improvements to the apartment units and common areas. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our stockholders may be adversely affected.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.

Increases in our insurance rates could adversely affect our cash flow and our ability to make future cash distributions to our stockholders.

We cannot assure our stockholders that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make cash distributions to our stockholders.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our properties. AIG has announced that it has suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have announced measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our properties and our financial condition.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our various real estate investments until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our advisor, subject to the oversight and approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

Our stockholders may not receive any profits resulting from the sale of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such properties.

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

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to our stockholders.

Because we intend to continue to own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

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

Costs required to become compliant with the Americans with Disabilities Act at our properties may affect our ability to pay distributions to our stockholders.

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

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flows.

Our real properties are subject to property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If property taxes increase, a reduction of our cash flows will occur.

Risks Related to Debt Financing

We have incurred, and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investments.

We have financed, and we intend to continue to finance, a portion of the purchase price of our investments in real estate by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of the offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 65.0% of the combined market value of our real estate and real estate-related investments. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can pay to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Interest we pay on our debt obligations reduces cash available for distributions. Whenever we incur variable rate debt, increases in interest rates increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.

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

Hedging activity may expose us to risks.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have and may continue to finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to pay distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Risks Related to Other Real Estate-Related Investments

We do not have substantial experience in acquiring mortgage loans or investing in real estate-related securities, which may result in our real estate-related investments failing to produce returns or incurring losses.

None of our officers or the officers of our advisor have any substantial experience in acquiring mortgage loans or investing in the real estate-related securities in which we may invest. We may make such investments to the extent that our advisor, in consultation with our board of directors, determines that it is advantageous for us to do so. Our and our advisor’s lack of expertise in acquiring real estate-related investments may result in our real estate-related investments failing to produce returns or incurring losses, either of which would reduce our ability to pay distributions to our stockholders.

Real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate or real estate-related assets.

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with acquiring real estate-related investments discussed in this prospectus, including risks relating to rising interest rates.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we acquire investments in mortgage loans or mortgage-backed securities, such investments will involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described in the “Risk Factors — Risks Related to Investments in Real Estate” section. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Delays in liquidating defaulted mortgage loan investments could reduce our investment returns.

If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The commercial mortgage-backed securities in which we may invest are subject to several types of risks.

Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of commercial mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.

Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

We may acquire real estate-related investments in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related investments to be reduced.

Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the securities may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate-related investments.

If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.

Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our real estate-related investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.

Federal Income Tax Risks

Failure to remain qualified as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.

We have qualified and elected to be taxed as a REIT under the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.

If we fail to remain qualified as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.

To remain qualified as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or IRS, could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal income tax rate currently is 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to remain qualified as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to remain qualified as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to remain qualified as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to remain qualified as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for maintaining our qualification as a REIT. Our failure to remain qualified as a REIT would adversely affect our stockholders’ return on their investments.

Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.

If our stockholders participate in the DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, he or she may have to use funds from other sources to pay his or her tax liability on the value of the shares of our common stock received.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investments in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15.0% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35.0% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and we thus expect to avoid the “double taxation” to which other companies are typically subject.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of our common stock should generally constitute unrelated business taxable income to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax-exempt stockholder with respect to the shares of our common stock would constitute unrelated business taxable income if the stockholder incurs debt in order to acquire shares of our common stock; and

•	part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock.

A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will continue to qualify as a “domestically controlled” REIT. If we were to fail to continue to so qualify, gain realized by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.

A foreign stockholder also may be subject to FIRPTA upon the payment of any capital gain dividends by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gains dividends paid to foreign stockholders, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.

Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans, individual retirement accounts, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.

If a stockholder fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to criminal and civil penalties.

There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. Stockholders investing the assets of a Benefit Plan or IRA in us should consider:

•	whether its investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether its investment is made in accordance with the documents and instruments governing its Benefit Plan or IRA, including its Benefit Plan or IRA’s investment policy;

•	whether its investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether its investment will impair the liquidity of the Benefit Plan or IRA;

•	whether its investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether its investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	its need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA and/or the Internal Revenue Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA and/or the Internal Revenue Code) of a stockholder’s Benefit Plan or IRA, investors should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31 2008, we have not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We do not have an address separate from our advisor, Grubb & Ellis Realty Investors, or our sponsor. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

The following table presents certain additional information about our properties as of December 31, 2008:

							% Total		Annual Rent
	Property	# of	Ownership	Date	Purchase	Annual	of Annual	Physical	Per Leased
Property	Location	Units	Percentage	Acquired	Price	Rent(1)	Rent	Occupancy(2)	Unit(3)

Consolidated Properties:
Walker Ranch Apartment Homes	San Antonio, TX	325	100%	10/31/06	$30,750,000	$3,519,000	9.9%	92.9%	$11,651
Hidden Lake Apartment Homes	San Antonio, TX	380	100%	12/28/06	32,030,000	3,665,000	10.3	94.5	10,208
Part at Northgate	Spring, TX	248	100%	06/12/07	16,600,000	2,369,000	6.6	92.7	10,300
Residences at Braemar	Charlotte, NC	160	100%	06/29/07	15,000,000	1,476,000	4.1	91.9	10,043
Baypoint Resort	Corpus Christi, TX	350	100%	08/02/07	33,250,000	3,588,000	10.1	91.4	11,213
Towne Crossing Apartments	Mansfield, TX	268	100%	08/29/07	21,600,000	2,637,000	7.4	92.5	10,635
Villas of El Dorado	McKinney, TX	248	100%	11/02/07	18,000,000	2,040,000	5.7	88.3	9,315
The Heights at Olde Towne	Portsmouth, VA	148	100%	12/21/07	17,000,000	2,006,000	5.6	94.6	14,330
The Myrtles at Olde Towne	Portsmouth, VA	246	100%	12/21/07	36,000,000	2,920,000	8.2	86.6	13,708
Arboleda Apartments	Cedar Park, TX	312	100%	03/31/08	29,250,000	2,713,000	7.6	84.9	10,239
Creekside Crossing	Lithonia, GA	280	100%	06/26/08	25,400,000	2,974,000	8.3	91.1	11,664
Kedron Village	Peachtree City, GA	216	100%	06/27/08	29,600,000	2,529,000	7.1	88.4	13,242
Canyon Ridge Apartments	Hermitage, TN	350	100%	09/15/08	36,050,000	3,257,000	9.1	85.4	10,892

Total/Weighted Average		3,531			$340,530,000	$35,693,000	100%	90.3%	$11,196

(1)	Annual rent is based on contractual base rent from leases in effect as of December 31, 2008.

(2)	Physical occupancy as of December 31, 2008.

(3)	Average effective annual rent per leased unit as of December 31, 2008.

As of December 31, 2008, we owned fee simple interests in all of our properties.

The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

Indebtedness

For a discussion of our indebtedness, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, and Note 7, Lines of Credit and Mezzanine Line of Credit, to the Consolidated Financial Statements.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor’s estimated value of the shares is $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We have not and do not currently anticipate obtaining appraisals for the properties we own, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until 18 months after the later of the completion of this or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per-share value reported in our Annual Reports on Form 10-K; provided, however, that if we have sold a property and have made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the estimated per-share value reported in our Annual Reports on Form 10-K will be equal to the offering price of the shares of our common stock in our most recent offering less the amount of net sale proceeds per share distributed to stockholders as a result of the sale of such property. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined as our board of directors deems appropriate.

Stockholders

As of March 13, 2009, we had 5,016 stockholders of record.

Distributions

Our board of directors approved a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000. The first distribution was paid on December 15, 2006 for the period beginning October 5, 2006 and ending November 30, 2006. Thereafter, distributions were paid on or about the 15th day of each month in respect of the distributions declared for the prior month. On February 22, 2007, our board of directors approved a 7.0% per annum, or $0.70 per common share, distribution to be paid to our stockholders beginning with our March 2007 monthly distribution, which was paid on April 15, 2007. On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution to be paid on or about April 15, 2009.

For the year ended December 31, 2008, we paid distributions of $8,216,000 ($4,414,000 in cash and $3,802,000 in shares of our common stock pursuant to the DRIP), $1,567,000 of which were paid from cash flows from operations. For the year ended December 31, 2007, we paid distributions of $3,115,000 ($1,857,000 in cash and $1,258,000 in shares of our common stock pursuant to the DRIP), $2,195,000 of which were paid from cash flows from operations. From inception through December 31, 2008, we paid cumulative distributions of $11,399,000 ($6,319,000 in cash and $5,080,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $4,063,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our offering. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

As of December 31, 2008, we had an amount payable of $676,000 to our advisor and its affiliates for operating expenses, and asset and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2008, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generate FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the years ended December 31, 2008 and 2007, our FFO was $(1,106,000) and $(194,000), respectively. From inception through December 31, 2008, our cumulative FFO was $(1,534,000). For the years ended December 31, 2008 and 2007 and from inception through December 31, 2008, we did not pay distributions with FFO.

See our disclosure regarding FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information, for a discussion of our equity compensation plan information.

Use of Public Offering Proceeds

On July 19, 2006, we commenced our offering of up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our DRIP for $9.50 per share, aggregating up to $1,047,500,000. The shares of our common stock offered in our offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, which was declared effective by the SEC on July 19, 2006. Our offering will terminate no later than July 19, 2009.

As of December 31, 2008, we had received and accepted subscriptions for 15,007,004 shares of our common stock, or $149,905,000. As of December 31, 2008, a total of $5,080,000 in distributions were reinvested and 534,691 shares of our common stock were issued under the DRIP.

As of December 31, 2008, we had incurred marketing support fees of $3,749,000, selling commissions of $10,364,000 and due diligence expense reimbursements of $141,000. We had also incurred other offering expenses of $2,251,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.5%.

As of December 31, 2008, we had used $120,202,000 in proceeds from our offering to purchase our 13 properties and repay debt incurred in connection with such acquisitions.

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

During the three months ended December 31, 2008, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of	Dollar Value
			Shares Purchased As	of Shares that May
	(a)	(b)	Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

October 1, 2008 to October 31, 2008	64,720	$9.45	64,720	$—	(2)
November 1, 2008 to November 30, 2008	—	$—	—	$—
December 1, 2008 to December 31, 2008	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. Through December 31, 2008, we had repurchased 84,308 shares pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K.

	December 31,			January 10, 2006
Selected Financial Data	2008	2007	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$344,685,000	$228,814,000	$67,214,000	$201,000
Mortgage loan payables, net	$217,713,000	$139,318,000	$19,218,000	$—
Stockholder’s equity	$106,705,000	$66,056,000	$14,247,000	$201,000

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$31,878,000	$12,705,000	$659,000
Loss from continuing operations	$(12,826,000)	$(5,579,000)	$(523,000)
Net loss	$(12,826,000)	$(5,579,000)	$(523,000)
Loss per share — basic and diluted(1):
Loss from continuing operations	$(1.04)	$(1.10)	$(1.99)
Net loss	$(1.04)	$(1.10)	$(1.99)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$1,567,000	$2,195,000	$301,000
Cash flows used in investing activities	$(126,638,000)	$(126,965,000)	$(63,991,000)
Cash flows provided by financing activities	$126,041,000	$125,010,000	$65,144,000
OTHER DATA:
Distributions declared	$8,633,000	$3,519,000	$145,000
Distributions declared per share	$0.70	$0.68	$0.14
Funds from operations(2)	$(1,106,000)	$(194,000)	$(234,000)
Net operating income(3)	$15,832,000	$6,482,000	$393,000

(1)	Net loss per share is based upon the weighted-average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net income (loss) to FFO for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net income (loss) to net operating income for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2008 and 2007, together with our results of operations and cash flows for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, including but not limited to the risks described under Part I, Item 1A. Risk Factors, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.

Overview and Background

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. We will sell shares of our common stock in our offering until the earlier of July 19, 2009, or the date on which the maximum amount has been sold. As of December 31, 2008, we had received and accepted subscriptions in our offering for 15,007,004 shares of our common stock, or $149,905,000, excluding shares of our common stock issued under the DRIP.

On February 17, 2009, we filed a registration statement with the SEC, with respect to a proposed secondary public offering, or our secondary offering, of up to 105,000,000 shares of our common stock. The offering would include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share in the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share during the primary offering.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The term of the current Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisors stockholders held approximately of 59.5% of the commons stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp. changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively.

As of December 31, 2008, we owned interests in seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, with an aggregate purchase price of $340,530,000.

Business Strategies

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, more than 80.0% of the estimated total U.S. population growth between 2000 and 2030 will occur in the South and West. We will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profiles and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes or they may be service employees who have recently moved to the area and chosen not to make a long-term commitment to the area because of the itinerant nature of their employment. They may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flows to our investors as well as increasing the value of our properties.

The current market environment has made it more difficult to qualify for a home loan, and the down payment required to purchase a new home may be substantially greater than it has in the past, potentially making home ownership more expensive. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at apartment communities we may acquire.

Leveraging the Experience of Our Management

We believe that a critical success factor in property acquisition lies in having a management team that possesses the flexibility to move quickly when an opportunity presents itself to buy or sell a property. The owners and officers of our advisor possess considerable experience in the apartment housing sector, which we believe will help enable us to identify appropriate opportunities to buy and sell properties to meet our objectives and goals.

Each of our key executives has considerable experience building successful real estate companies. As an example, Mr. Olander has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years, and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone. Likewise, Messrs. Remppies and Carneal are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB No. 104. SAB No. 104 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rental income and other property revenues are recorded when due from tenants and are recognized monthly as it is earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Early lease termination amounts are recognized when received and realized. Expense reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue No. 99-19. Issue No. 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Receivables are carried net of the allowances for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying consolidated statements of operations. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits and current economic conditions.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property will be retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss reflected in operations.

Impairment

Our properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. We assess the impairment of a real estate asset when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:

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

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus any renewal options of the acquired leases with each property. As of December 31, 2008, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We qualified and elected to be taxed as a REIT under Sections 856 through 860 of the Code for federal income tax purposes beginning with our tax year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements.

Acquisitions in 2008 and 2007

For a discussion of our acquisitions in 2008 and 2007, see Note 3, Real Estate Investments, to the Consolidated Financial Statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A. Risk Factors, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Offering Proceeds

If we fail to raise significant proceeds from the sale of shares of our common stock, we will not have enough proceeds to invest in a diversified real estate portfolio which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our on-going compliance with the Sarbanes-Oxley Act, we are providing management’s assessment of our internal control over financial reporting as of December 31, 2008.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs, and that our failure to comply could result in fees, fines, penalties or administrative remedies against us.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007 and the Period from January 10, 2006 (Date of Inception) through December 31, 2006

Our operating results are primarily comprised of income derived from our portfolio of apartment properties.

We had limited results of operations for the period from January 10, 2006 (Date of Inception) through December 31, 2006 and therefore our results of operations for the years ended December 31, 2008 and 2007 are not comparable. Except where otherwise noted, the change in our results of operations is primarily due to owning 13 properties, nine properties and two properties as of December 31, 2008, 2007 and 2006, respectively.

Revenues

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, revenues were $31,878,000, $12,705,000 and $659,000, respectively. For the year ended December 31, 2008, revenues were comprised of rental income of $28,692,000 and other property revenues of $3,186,000. For the year ended December 31, 2007, revenues were comprised of rental income of $11,610,000 and other property revenues of $1,095,000. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, revenues were comprised of rental income of $615,000 and other property revenues of $44,000. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues is due to the increase in the number of properties discussed above.

The aggregate occupancy for the properties was 90.3%, 91.5% and 97.7% as of December 31, 2008, 2007 and 2006, respectively.

Rental Expenses

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, rental expenses were $16,046,000, $6,223,000 and $266,000, respectively. Rental expenses consisted of the following for the periods then ended:

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Real estate taxes	$5,368,000	$2,488,000	$115,000
Administration	4,600,000	1,606,000	72,000
Utilities	2,399,000	599,000	28,000
Repairs and maintenance	2,089,000	852,000	22,000
Property management fees	1,129,000	489,000	24,000
Insurance	461,000	189,000	5,000

Total rental expenses	$16,046,000	$6,223,000	$266,000

The increase in rental expenses is due to the increase in the number of properties as discussed above. As a percentage of revenue, operating expenses remained materially consistent. Rental expenses as a percentage of revenue were 50.3%, 49.0% and 40.3%, respectively, for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

General and Administrative

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, general and administrative was $5,354,000, $2,383,000 and $294,000, respectively. General and administrative consisted of the following for the periods then ended:

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Asset management fees	$2,563,000	$950,000	$—
Acquisition related costs	825,000	—	—
Professional and legal fees	672,000	601,000	99,000
Bad debt expense	544,000	264,000	—
Director and officers’ insurance premiums	220,000	202,000	87,000
Director’s fees	101,000	100,000	53,000
Acquisition related audit fees to comply with the provisions of Article 3-14 of Regulation S-X	84,000	187,000	36,000
Other	345,000	79,000	19,000

Total general and administrative	$5,354,000	$2,383,000	$294,000

The increase in general and administrative in 2008, as compared to 2007 and 2006 was due to the increase in asset management fees and bad debt expense associated with managing 13 properties as of December 31, 2008, as compared to managing nine properties as of December 31, 2007 and managing two properties as of December 31, 2006. In addition, in 2008 we recorded $825,000 in acquisition related costs associated with the termination of a proposed acquisition. Such amount included expenses associated with the acquisition and financing expenses of the property, for which we reimbursed our advisor and its affiliates pursuant to the Advisory Agreement. The increase in acquisition related audit fees in 2007, as compared to 2008 and 2006 was due the number of acquisitions during the periods then ended. In 2007, we acquired seven properties, whereas in 2008 and 2006, we acquired four properties and two properties, respectively.

Depreciation and Amortization

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, depreciation and amortization was $11,720,000, $5,385,000 and $289,000, respectively. For the year ended December 31, 2008, depreciation and amortization was comprised of depreciation on the properties of $9,260,000 and amortization of identified intangible assets of $2,460,000. For the year ended December 31, 2007, depreciation and amortization was comprised of depreciation on the properties of $3,434,000 and amortization of identified intangible assets of $1,951,000. In 2006, depreciation and amortization was comprised of depreciation on the properties of $188,000 and amortization of identified intangible assets of $101,000.

Interest Expense

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, interest expense was $11,607,000, $4,386,000 and $339,000, respectively. Interest expense consisted of the following for the periods then ended:

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Interest expense on mortgage loan payables	$9,783,000	$3,358,000	$11,000
Amortization of deferred financing fees — mortgage loan payables	173,000	36,000	—
Amortization of debt discount	136,000	47,000	—
Interest expense on the Wachovia Loan	714,000	39,000	—
Write off of deferred financing fees — line of credit	243,000	—	—
Interest expense on the line of credit and the mezzanine line of credit	—	377,000	258,000
Unused and annual fees on line of credit	—	128,000	32,000
Amortization of deferred financing fees — lines of credit	338,000	197,000	30,000
Interest expense on unsecured note payables to affiliate	220,000	204,000	8,000

Total interest expense	$11,607,000	$4,386,000	$339,000

In addition to the number of properties owned during the period, the increase in interest expense in 2008 as compared to 2007 and 2006 was due to the write off of $243,000 of deferred financing fees in connection with the termination of the line of credit and the mezzanine line of credit in 2008. Further, there was a balance on our loan with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, outstanding during most of 2008 as compared to an outstanding balance only during two months in 2007 and zero balance during 2006.

Interest and Dividend Income

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, interest and dividend income was $22,000, $91,000 and $6,000, respectively. For such periods, interest and dividend income was related primarily to interest earned on our money market accounts. The change in interest and dividend income was due to high cash balances in 2007 as compared to 2008 and 2006.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay the Wachovia Loan and our unsecured note payables to affiliate.

Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $10,922,000 to pay interest on our outstanding indebtedness in the next 12 months, based on rates in effect as of December 31, 2008. In addition, we estimate that we will require $12,715,000 to pay principal on our outstanding indebtedness in the next 12 months, which includes $9,100,000 in principal on our unsecured note payables to NNN Realty Advisors. However, on March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables, if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our offering, less funds to conduct our operations, are first applied toward the payoff of the Wachovia Loan and then to NNN Realty Advisors.

In addition, we will require resources to make certain payments to our advisor and our dealer manager, which during our offering include payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations, borrowings, and the net proceeds of our offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds from the offerings of shares of our common stock, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

As of December 31, 2008, we estimate that our expenditures for capital improvements will require up to $1,035,000 within the next 12 months. As of December 31, 2008, we had $296,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $1,567,000, $2,195,000 and $301,000, respectively. For the year ended December 31, 2008, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $2,143,000, partially offset by the increase in accounts and other receivables of $712,000. For the year ended December 31, 2007, cash flow provided by operating activities was primarily due to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $2,153,000, partially offset by the increase in accounts and other receivables of $307,000. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $669,000, partially offset by the increase in accounts and other receivables of $43,000. The increase in cash flows provided by operating activities in 2007 as compared to 2008 and 2006 is related primarily to the timing of the receipt of receivables and the payment of payables. The decrease in 2008 as compared to 2007 is also due to the payment of $825,000 in acquisition related costs associated with the termination of a proposed acquisition. Generally, however, we anticipate cash flows provided by operating activities to continue to increase as we purchase more properties.

Cash flows used in investing activities for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $126,638,000, $126,965,000 and $63,991,000, respectively. For the year ended December 31, 2008, cash flows used in investing activities related primarily to the acquisition of four real estate operating properties in the amount of $124,874,000. For the year ended December 31, 2007, cash flows used in investing activities related primarily to the acquisition of seven real estate operating properties in the amount of $123,657,000. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, cash flows used in investing activities related primarily to the acquisition of two real estate operating properties in the amount of $63,794,000. We anticipate cash flows used in investing activities to continue to increase as we purchase more properties.

Cash flows provided by financing activities for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 were $126,041,000, $125,010,000 and $65,144,000, respectively. For the year ended December 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $66,636,0000 and borrowings on our mortgage loan payables and unsecured note payables of $87,751,000, partially offset by principal repayments on unsecured note payables to affiliate of $7,600,000, net payments under the lines of credit of $6,800,000, the payment of offering costs of $7,490,000 and distributions in the amount of $4,414,000. For the year ended December 31, 2007, cash flows provided by financing activities related primarily to funds raised from investors of $66,796,000 and borrowings on our mortgage loan payables, net and unsecured note payables to affiliate of $114,382,000, partially offset by the payment of offering costs of $7,108,000 and principal repayments on borrowings in the amount of $34,437,000 on our mortgage loan payables, net and unsecured note payables and in the amount of $11,585,000 on our lines of credit. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, cash flows from financing activities related primarily to funds raised from investors and our advisor in the amount of $16,651,000 as well as borrowings in the amount of $50,803,000 partially offset by the payment of offering costs of $1,720,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

If distributions made to our stockholders are in excess of our taxable income, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008		2007		2006

Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	8,216,000	100	3,115,000	100	68,000	100

	$8,216,000	100%	$3,115,000	100%	$68,000	100%

For a further discussion of our distributions, See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

Capital Resources

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds from the offerings of our shares of common stock. As of December 31, 2008, our aggregate borrowings were 67.8% of all of the combined fair market value of all of our real estate and real estate-related investments due to short-term financing we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 24, 2009 and December 31, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables, Net

For a discussion of our mortgage loan payables, net, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to the Consolidated Financial Statements.

Unsecured Note Payables to Affiliate

For a discussion of our unsecured note payables to affiliate, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to the Consolidated Financial Statements.

Lines of Credit and Mezzanine Line of Credit

For a discussion of lines of credit and mezzanine line of credit, see Note 7, Lines of Credit and Mezzanine Line of Credit, to the Consolidated Financial Statements.

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

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 8, Commitments and Contingencies, to the Consolidated Financial Statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness. As of December 31, 2008, we had 13 mortgage loans outstanding in the aggregate principal amount of $218,510,000 ($217,713,000, net of discount). We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2008, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months.

As of December 31, 2008, we had $3,200,000 outstanding under the Wachovia Loan, a one year, variable rate, term loan due November 1, 2009, at an interest rate of 6.94% per annum.

Also, as of December 31, 2008, we had $9,100,000 outstanding under unsecured note payables to NNN Realty Advisors at a weighted average interest rate of 5.11% per annum.

As of December 31, 2008, the weighted average effective interest rate on our outstanding debt was 4.80% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments — fixed rate debt	$9,515,000	$1,289,000	$1,880,000	$153,926,000	$166,610,000
Interest payments — fixed rate debt	9,107,000	17,605,000	17,456,000	23,705,000	67,873,000
Principal payments — variable rate debt	3,200,000	—	37,000	60,963,000	64,200,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2008)	1,815,000	3,260,000	3,264,000	2,593,000	10,932,000
Repairs expense and capital replacements	48,000	—	—	—	48,000

Total	$23,685,000	$22,154,000	$22,637,000	$241,187,000	$309,663,000

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Inflation

Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit tenants to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.

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

The following is the calculation of FFO for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Net loss	$(12,826,000)	$(5,579,000)	$(523,000)
Add:
Depreciation and amortization — consolidated properties	11,720,000	5,385,000	289,000

FFO	$(1,106,000)	$(194,000)	$(234,000)

FFO per share — basic and diluted	$(0.09)	$(0.04)	$(0.89)

Weighted average common shares outstanding — basic and diluted	12,322,032	5,063,942	262,609

FFO reflects acquisition related expenses of interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring the lines of credit, the write off of deferred financing fees in connection with the termination of our line of credit and mezzanine line of credit, unused fees on our line of credit, and fees associated with the termination of a proposed acquisition, as well as amortization of debt discount.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization, interest and dividend income and minority interests. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, a reconciliation of net loss to net operating income has been provided for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006:

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Net loss	$(12,826,000)	$(5,579,000)	$(523,000)
Add:
General and administrative	5,354,000	2,383,000	294,000
Depreciation and amortization	11,720,000	5,385,000	289,000
Interest expense	11,607,000	4,386,000	339,000
Less:
Interest and dividend income	(22,000)	(91,000)	(6,000)
Other income, net	—	(2,000)	—
Minority interest	(1,000)	—	—

Net operating income	$15,832,000	$6,482,000	$393,000

Subsequent Events

For a discussion of subsequent events, see Note 19, Subsequent Events, to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The table below presents, as of December 31, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$9,515,000	$588,000	$701,000	$735,000	$1,145,000	$153,926,000	$166,610,000	*
Weighted average interest rate on maturing debt	5.11%	5.32%	5.32%	5.32%	5.47%	5.58%	5.55%	—
Variable rate debt — principal payments	$3,200,000	$—	$—	$—	$37,000	$60,963,000	$64,200,000	*
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2008)	6.94%	—%	—%	—%	2.66%	2.64%	2.85%	—

*	The estimated fair value of our mortgage loan payables was $215,274,000 as of December 31, 2008. The estimated fair value of the Wachovia Loan was $3,194,000 as of December 31, 2008. The estimated fair value of the $9,100,000 unsecured note payables to an affiliate as of December 31, 2008 is not determinable due to the related party nature of the note.

Mortgage loan payables were $218,510,000 ($217,713,000, net of discount) as of December 31, 2008. As of December 31, 2008, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2008, $157,510,000 ($156,713,000, net of discount), of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average interest rate of 2.64% per annum.

In addition, as of December 31, 2008, we had $3,200,000 outstanding under the Wachovia Loan at a variable interest rate of 6.94% per annum. Also, as of December 31, 2008, we had $9,100,000 outstanding under unsecured note payables to an affiliate at a weighted average interest rate of 5.11% per annum.

Borrowings as of December 31, 2008 bore interest at a weighted average interest rate of 4.80% per annum.

An increase in the variable interest rate on the Wachovia Loan and our three variable interest rate mortgages constitutes a market risk. As of December 31, 2008, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $321,000, or 2.77%.

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

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth certain information with respect to the individuals who are our officers and directors.

Name	Age*	Position	Term of Office

Stanley J. (“Jay”) Olander, Jr.	54	Chief Executive Officer, President and Chairman of the Board of Directors	Since 2006
David L. Carneal	45	Executive Vice President and Chief Operating Officer	Since 2006
Gustav G. Remppies	48	Executive Vice President and Chief Investment Officer	Since 2006
Shannon K S Johnson	31	Chief Financial Officer	Since 2006
Cora Lo	34	Assistant Secretary	Since 2008
Andrea R. Biller	59	Director	Since 2008
Glenn W. Bunting, Jr.	64	Independent Director	Since 2006
Robert A. Gary, IV	55	Independent Director	Since 2006
W. Brand Inlow	55	Independent Director	Since 2006

*	As of March 24, 2009.

There are no family relationships between any directors, executive officers or between any director and executive officer.

Stanley J. (“Jay”) Olander, Jr. has been the Chief Executive Officer and a director of our company and the Chief Executive Officer of our advisor since December 2005. Since December 2006, he has also served as Chairman of our board of directors and since April 2007, he has served as our President and President of our advisor. Mr. Olander has also been a managing member of ROC REIT Advisors, LLC, or ROC REIT Advisors, since 2006. Since July 2007, Mr. Olander has also served as Chief Executive Officer, President and Chairman of the Board of Grubb & Ellis Residential Management, Inc., or Residential Management. Since December 2007, Mr. Olander has also served as the Executive Vice President, Multifamily Division of Grubb & Ellis. He served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, from 1996 until April 2005. Prior to the sale of Cornerstone in April 2005, the company’s shares of common stock were listed on the New York Stock Exchange, and it owned approximately 23,000 apartment units in five states and had a total market capitalization of approximately $1.5 billion. Mr. Olander has been responsible for the acquisition and financing of approximately 40,000 apartment units. He received a B.S. degree in Business Administration from Radford University in Virginia and an M.A. degree in Real Estate and Urban Land Development from Virginia Commonwealth University.

David L. Carneal has been the Executive Vice President and Chief Operating Officer of our company and our advisor since December 2005. Mr. Carneal has also been a managing member of ROC REIT Advisors since 2006. Since July 2007, Mr. Carneal has also served as an Executive Vice President of Residential Management. From 1998 to 2003, Mr. Carneal served as Senior Vice President of operations of Cornerstone, and from 2003 to 2005, served as Executive Vice President and Chief Operating Officer. Mr. Carneal was responsible for overseeing the property management operations of approximately 23,000 apartment units. Prior to joining Cornerstone, Mr. Carneal held management and development positions with several other multifamily property management companies including Trammell Crow Residential. Mr. Carneal received a B.A. degree in History and Government from the University of Virginia.

Gustav G. Remppies has been the Executive Vice President and Chief Investment Officer of our company and our advisor since their formation. Mr. Remppies has also been a managing member of ROC REIT

Advisors since 2006. Since July 2007, Mr. Remppies has also served as an Executive Vice President of Residential Management. From 1995 to 2003, Mr. Remppies served as Senior Vice president of Acquisition of Cornerstone, and from 2003 to 2005, served as Executive Vice President and Chief Investment Officer. As such, he was responsible for all acquisitions, dispositions, financing and development for Cornerstone. During this tenure, Mr. Remppies oversaw the acquisition and development of approximately 30,000 apartment units. In addition, he oversaw the placement of over $500 million in debt, both secured and unsecured, with a variety of lenders. He is a graduate of the University of Richmond in Virginia, where he received a B.S. degree in Business Administration.

Shannon K S Johnson has served as our Chief Financial Officer since April 2006. Ms. Johnson has also served as a Financial Reporting Manager for Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, since January 2006 and Chief Financial Officer of Grubb & Ellis Healthcare REIT II, Inc., or Grubb & Ellis Healthcare REIT II, since January 2009. Ms. Johnson also served as the Chief Financial Officer of Grubb & Ellis Healthcare REIT, Inc. from August 2006 to March 2009. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers, LLP. Prior to joining PricewaterhouseCoopers, LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen, LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant and received a B.A. degree in Business-Economics and a minor in Accounting from the University of California, Los Angeles, where she graduated summa cum laude.

Cora Lo has served as our Assistant Secretary since June 2008. Ms. Lo has also served as Senior Corporate Counsel for Grubb & Ellis since December 2007, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. Ms. Lo has also served as Assistant Secretary of Grubb & Ellis Healthcare REIT II since March 2009. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Ms. Lo practiced as a private attorney specializing in corporate and securities law from 2001 to 2002. Ms. Lo also interned at the SEC, Division of Enforcement, in 1998. Ms. Lo received a B.A. degree in Political Science from the University of California, Los Angeles and a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.

Andrea R. Biller has been a director since June 2008.  She also served as our Secretary from December 2005 to February 2009. She has also served as General Counsel of our advisor since December 2005. She has also served as the General Counsel, Executive Vice President and Secretary of our sponsor since December 2007, and of NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis and our former sponsor, since September 2006 and a director of NNN Realty Advisors since December 2007. She has served as general counsel for Grubb & Ellis Realty Investors since March 2003 and as Executive Vice President since January 2007. Ms. Biller has also served as the Secretary of Residential Management and Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, since October 2008 and March 2004, respectively. Ms. Biller has also served as the Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006, the Executive Vice President of Grubb & Ellis Healthcare REIT Advisor, LLC, since July 2006 and as the Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT II since January 2009. Ms. Biller also served as the Secretary and Executive Vice President of G REIT, Inc., from June 2004 and December 2005, respectively, to January 2008, and as the Secretary of T REIT, Inc., from May 2004 to July 2007. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller received a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated first with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Glenn W. Bunting, Jr. has been an independent director since December 2005. He has been President of American KB Properties, Inc., which develops and manages shopping centers, since 1985. He has been President of G. B. Realty Corporation, which brokers shopping centers and apartment communities, since

1980. Mr. Bunting is a current director of Apple Hospitality Two, Inc., Apple Hospitality Five, Inc. and Apple REIT Six, Inc., and a former director of Cornerstone, where he served on that company’s audit committee. Mr. Bunting received a B.S. degree in Business Administration from Campbell University in North Carolina.

Robert A. Gary, IV has been an independent director since December 2005. He is the chairperson and financial expert for our audit committee. Mr. Gary co-founded Keiter, Stephens, Hurst, Gary and Shreaves, which is an independent certified public accounting firm based in Richmond, Virginia, in 1978, where he has worked since its formation. His accounting practice focuses on general business consulting, employee benefits and executive compensation, and estate planning and administration. Mr. Gary is a former director of Cornerstone where he served as chairperson of the company’s audit committee. He received a B.S. in Accounting from Wake Forest University in North Carolina and an M.B.A. from the University of Virginia’s Darden School. He is a member of the American Institute of Certified Public Accountants and the Virginia Society of Certified Public Accountants.

W. Brand Inlow has been an independent director since December 2005. He is a principal, co-founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the southeast formed in October 2004. Since November 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow also is president of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through November 2003. Prior to joining Summit Realty, from December 1999 to August 2001, he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia, where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, LLC, from December 1992 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded REIT, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a trustee of G REIT Liquidating Trust and as the sole trustee of T REIT Liquidating Trust.

Our Advisor

Management

The following table sets forth information with respect to the executive officers of Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, as of March 24, 2009:

Name	Age*	Position

Stanley J. (“Jay”) Olander, Jr.	54	Chief Executive Officer and President
David L. Carneal	45	Executive Vice President and Chief Operating Officer
Gustav G. Remppies	48	Executive Vice President and Chief Investment Officer

*	As of March 24, 2009.

For biographical information regarding Messrs. Olander, Carneal and Remppies, see — Directors, Executive Officers and Corporate Governance, above.

Grubb & Ellis Realty Investors owns a 50.0% managing member interest in our advisor. Grubb & Ellis Apartment Management, LLC, or Grubb & Ellis Apartment Management, owns a 25.0% non-managing member interest in our advisor. The members of Grubb & Ellis Apartment Management include: (1) Andrea R. Biller, our director; and (2) Grubb & Ellis Realty Investors for the benefit of other employees who perform services for us. Ms. Biller owns an 18.0% membership interests in Grubb & Ellis Apartment Management.

ROC REIT Advisors owns a 25.0% non-managing member interest in our advisor. The members of ROC REIT Advisors, are: (1) Stanley J. Olander, Jr., our Chief Executive Officer, President and Chairman of our board of directors and our advisor’s Chief Executive Officer and President; (2) Gustav G. Remppies, our Executive Vice President and Chief Investment Officer and our advisor’s Executive Vice President and Chief

Investment Officer; and (3) David L. Carneal, our Executive Vice President and Chief Operating Officer and our advisor’s Executive Vice President and Chief Operating Officer. Messrs. Olander, Remppies and Carneal each own a 33.3% membership interest in ROC REIT Advisors.

We rely on our advisor to manage our day-to-day activities and to implement our investment strategy. We and our advisor are parties to an advisory agreement, or the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary.

Grubb & Ellis, NNN Realty Advisors and Grubb & Ellis Realty Investors

Our sponsor, Grubb & Ellis, is headquartered in Santa Ana, California, and is one of the nation’s leading commercial real estate services and investment companies. With more than 130 owned and affiliate offices worldwide, Grubb & Ellis offers property owners, corporate occupants and investors comprehensive integrated real estate solutions, including transaction, management, consulting and investment advisory services supported by proprietary market research and extensive local market expertise.

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

The merger combined one of the world’s leading full-service commercial real estate organization with a leading sponsor of commercial real estate programs to create a diversified real estate services business providing a complete range of transaction, management and consulting services, and possessing a strong platform for continued growth. Grubb & Ellis continues to use the “Grubb & Ellis” name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” As a result of the merger, we consider Grubb & Ellis to be our sponsor. Upon Grubb & Ellis becoming our sponsor, we changed our name from NNN Apartment REIT, Inc. to Grubb & Ellis Apartment REIT, Inc.

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

Committees of Our Board of Directors

We have two standing committees of our board of directors, the audit committee and the executive committee. From time to time our board of directors may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that a majority of the members of each committee are independent directors.

Audit Committee

We have an audit committee which must be comprised of a minimum of three individuals, a majority of whom are independent directors. Currently, the audit committee includes Messrs. Gary, Bunting, and Inlow, all of whom are independent directors. Mr. Gary is designated as the audit committee financial expert. The audit committee:

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

Executive Committee

We have an executive committee comprised of Mr. Olander, the chairman, and Messrs. Bunting, Gary and Inlow, our independent directors. The executive committee has all of the powers of the full board of directors except for those that may not be delegated to a committee as provided under the The Maryland General Corporation Law, or the MGCL.

Acquisition Committee

We currently do not have, but we may have in the future, an acquisition committee comprised of members of our board of directors to approve acquisitions that do not require approval by the full board of directors. Currently, each of our acquisitions must be approved by a majority of our directors as being fair and reasonable to our company and consistent with our investment objectives. Properties may be acquired from our advisor or its affiliates or our officers and directors, provided that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to the affiliate, unless substantial justification exists for a price in excess of the cost to the affiliate and the excess is reasonable.

Compensation Committee

We currently do not have, but we may have in the future, a compensation committee comprised of a minimum of three directors, including at least two independent directors, to establish compensation strategies and programs for our directors and executive officers. However, at a later date, the compensation committee may exercise all powers of our board of directors in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by the board of directors if the members of the compensation committee do not qualify as “non-employee directors” within the meaning of the Securities Exchange Act of 1934, as amended.

Nominating and Corporate Governance Committee

We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, the full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of our board of directors, conducting candidate searches and interviews, overseeing and evaluating our board of directors and our management, evaluating from time to time the appropriate size and composition of our board of directors and recommending, as appropriate, increases, decreases and changes to the composition of our board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.

2006 Incentive Award Plan

The following is a summary of the principal features of the 2006 Incentive Award Plan, as amended, or the 2006 plan.

Awards pursuant to the 2006 plan are made in shares of our common stock. Under the terms of the 2006 plan, the aggregate number of shares of our common stock subject to options, restricted stock awards, stock purchase rights, stock appreciation rights, or SARs, and other awards will be no more than 2,000,000 shares, subject to adjustment under specified circumstances.

Awards Pursuant to the 2006 Incentive Award Plan

Our board of directors administers the 2006 plan. The 2006 plan provides that the administrator may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Our officers, employees, if any, consultants and independent directors, as well as executive officers and key employees of our advisor, are eligible to receive awards under the 2006 plan. The administrator determines which of our officers, employees, consultants, independent directors and the executive officers and key employees of our advisor will be granted awards.

The maximum number of shares which may be subject to options, stock purchase rights, SARs and other awards granted pursuant to the 2006 plan to any individual in any calendar year may not exceed 250,000 shares. In addition, the maximum amount of cash that may be paid as a cash bonus to any individual in any calendar year is $1,000,000.

Automatic Grants of Restricted Stock to Independent Directors

Each of our current independent directors received an automatic grant of 1,000 shares of restricted common stock on July 19, 2006 and an automatic grant of 1,000 shares of restricted common stock upon their subsequent election each year. Each person who thereafter is elected as an independent director will receive an automatic grant of 1,000 shares of restricted common stock on the date such person is first elected as an independent director and an automatic grant of 1,000 shares of restricted common stock upon their subsequent election each year. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of shares of restricted common stock. The shares of restricted common stock will vest 20.0% at the time of grant and 20.0% on each anniversary thereafter over four years from the date of grant. All shares of restricted common stock may receive distributions, whether vested or unvested, and have full voting rights. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting.

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recognized compensation expense of $21,000, $15,000 and $11,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

Amendment and Termination of the 2006 Plan

Our board of directors may not, without stockholder approval given within 12 months of our board of director’s action, amend the 2006 plan to increase the number of shares of our common stock that may be issued pursuant to the 2006 plan.

Our board of directors may terminate the 2006 plan at any time. The plan will be in effect until terminated by our board of directors. However, in no event may any award be granted pursuant to the 2006 plan after 10 years following the 2006 plan’s effective date, July 19, 2006. Except as indicated above, our board of directors may modify the 2006 plan from time to time.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to Grubb & Ellis Apartment REIT, Inc. at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705, Attention: Assistant Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2008 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2008, except that Messrs. Bunting, Gary and Inlow did not timely file a Form 4.

Item 11.	Executive Compensation.

Executive Compensation

We have no employees. Our executive officers are all employees of our advisor and/or its affiliates, and are compensated by these entities for their services to us. Our day-to-day management is performed by our advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Form 10-K.

Option/SAR Grants in Last Fiscal Year

No option grants were made to officers and directors for the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Director Compensation

Pursuant to the terms of our director compensation program, which are contained in our 2006 plan, our independent directors receive the following forms of compensation:

•	Annual Retainer. Our independent directors receive an annual retainer of $15,000.

•	Meeting Fees. Our independent directors receive $1,000 for each board meeting and executive committee meeting attended in person or by telephone, $500 for each committee meeting, other than an executive committee meeting, attended in person or by telephone, and an additional $2,000 to the audit committee chair for each audit committee meeting attended in person or by telephone. If a board meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting, except to the audit committee chairman.

•	Equity Compensation. Upon initial election to the board, each independent director receives 1,000 shares of restricted common stock, and an additional 1,000 shares of restricted common stock upon his or her subsequent election each year. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•	Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Our independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2008:

	Fees Earned
	or Paid	Stock
	in Cash	Awards	Total
Name	($)(1)	($)(2)	($)

Stanley J. Olander, Jr.(3)	—	—	—
Scott D. Peters(3)(4)	—	—	—
Andrea R. Biller(3)(5)	—	—	—
Glenn W. Bunting, Jr.	32,000	7,052	39,052
Robert A. Gary, IV	38,000	7,052	45,052
W. Brand Inlow	31,000	7,052	38,052

(1)	Consists of the amounts described below.

		Basic Annual
		Retainer	Meeting Fees
Director	Role	($)	($)

Olander	Chairman of the Board	—	—
Peters	Director	—	—
Biller	Director	—	—
Bunting	Member, Audit Committee	15,000	17,000
Gary	Chairman, Audit Committee	15,000	23,000
Inlow	Member, Audit Committee	15,000	16,000

(2)	The amounts in this column represent the proportionate amount of the total fair value of stock awards recognized by us in 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The amounts included in the table for each award include the amount recorded as expense in our consolidated statement of operations for the year ended December 31, 2008. The fair values of these awards and the amounts expensed in 2008 were determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or FAS No. 123(R).

The following table shows the shares of restricted common stock awarded to each director during 2008, and the aggregate grant date fair value for each award (computed in accordance with SFAS No. 123(R)).

			Full Grant
		Number of	Date Fair
		Restricted	Value of
Director	Grant Date	Shares (#)	Award ($)

Olander	—	—	—
Peters	—	—	—
Biller	—	—	—
Bunting	06/25/08	1,000	10,000
Gary	06/25/08	1,000	10,000
Inlow	06/25/08	1,000	10,000

The following table shows the aggregate numbers of nonvested restricted shares of common stock held by each director as of December 31, 2008:

Nonvested
Director	Restricted Stock

Olander	—
Peters	—
Biller	—
Bunting	1,800
Gary	1,800
Inlow	1,800

(3)	Mr. Olander and Ms. Biller are not independent directors. In addition, Mr. Peters was not an independent director.

(4)	Mr. Peters served as our director until June 2008.

(5)	Ms. Biller has served as our director since June 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table shows, as of March 13, 2009, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 15,834,800 shares of our common stock outstanding as of March 13, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	Number of Shares
	of Common Stock
Name of Beneficial Owners(1)	Beneficially Owned	Percentage

Stanley J. Olander, Jr.(2)	22,223	*
Shannon K S Johnson	—	*
Andrea R. Biller	—	*
Glenn W. Bunting, Jr.(3)	3,293	*
Robert A. Gary, IV(3)	3,000	*
W. Brand Inlow(3)	3,000	*

All directors and executive officers as a group (9 persons)	31,516	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Grubb & Ellis Apartment REIT, Inc., 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Includes 22,223 shares of our common stock owned by our advisor. Stanley J. Olander, Jr. is the Chief Executive Officer of our advisor. Our advisor also owns 100 units of Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership.

(3)	Includes vested and nonvested restricted shares of common stock.

Equity Compensation Plan Information

Under the terms of our 2006 plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, SARs or other awards, will be no more than 2,000,000 shares.

	Number of Securities		Number of
	to be Issued upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders(1)	—	—	1,990,800
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,990,800

(1)	On July 19, 2006 we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 plan, to our independent directors under the 2006 plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007 and June 25, 2008, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 plan, which will vest over the same period described above. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however such grants reduce the number of securities remaining available for future issuance. In addition, 800 shares of restricted common stock were forfeited in November 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

Some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of direct or indirect interests in our advisor, our sponsor, and Grubb & Ellis Realty Investors, or other affiliated entities.

Grubb & Ellis Realty Investors owns a 50.0% managing member interest in our advisor. Grubb & Ellis Apartment Management owns a 25.0% nonmanaging member interest in our advisor. The members of Grubb & Ellis Apartment Management include: (1) Andrea R. Biller, our director and our advisor’s general counsel; and (2) Grubb & Ellis Realty Investors for the benefit of other employees who perform services for us. Ms. Biller and Grubb & Ellis Realty Investors own an 18% and 82.0% membership interest, respectively, in Grubb & Ellis Apartment Management.

ROC REIT Advisors owns a 25.0% non-managing member interest in our advisor. The members of ROC REIT Advisors are: (1) Stanley J. Olander, Jr., our Chief Executive Officer, President and Chairman of our board of directors and our advisor’s Chief Executive Officer; (2) Gustav G. Remppies, our Executive Vice President and Chief Investment Officer and our advisor’s Executive Vice President and Chief Investment Officer; and (3) David L. Carneal, our Executive Vice President and Chief Operating Officer and our advisor’s Executive Vice President and Chief Operating Officer.

Messrs. Olander, Remppies and Carneal each own a 33.3% membership interest in ROC Realty Advisors, an entity that owned 50.0% of the membership interests in NNN/ROC Apartment Holdings, LLC. NNN/ROC Apartment Holdings, LLC owns several entities that master lease properties sponsored by Grubb & Ellis Realty Investors and earns fees as a result of property acquisitions by programs sponsored by Grubb & Ellis Realty Investors, other than us. On July 20, 2007, NNN Realty Advisors purchased 100% of the membership interests in ROC Realty Advisors from Messrs. Olander, Remppies and Carneal for an aggregate purchase price of: (1) 400,000 shares of restricted stock of NNN Realty Advisors, which is subject to vesting pursuant to a Restricted Stock Agreement, (2) a $1,700,000 cash payment and (3) an additional cash payment of $1,000,000 that is to be paid out in equal installments on the first business day following January 1 of 2008,

2009 and 2010. The restricted shares of common stock converted into shares of restricted common stock of Grubb & Ellis in connection with the reverse merger of NNN Realty Advisors and Grubb & Ellis.

Fees and Expenses Paid to Affiliates

For a discussion of fees and expenses paid to affiliates, see Note 9, Related Party Transactions, to the Consolidated Financial Statements.

Process for Resolution of Conflicting Opportunities

The independent directors must, by majority vote, approve all actions by our advisor or its affiliates that present potential conflicts with our company, including, related party transactions.

The Advisory Agreement gives us the first opportunity to purchase any Class A income-producing multifamily properties placed under contract by our advisor that satisfy our investment objectives, so long as our board of directors votes to make the purchase within seven days of being offered such property by our advisor. If our board of directors does not vote to make such purchase within seven days of being offered such property, our advisor is free to offer such opportunity to any other affiliates or non-affiliates, as it so chooses.

We believe that the above factors, including the obligations of our advisor and its affiliates to present to us any Class A income-producing multifamily property opportunities that satisfy our investment objectives, will help to lessen the competition or conflicts with respect to the acquisition of properties and other transactions which affect our interests.

Director Independence

We have a five-member board of directors. Two of our directors, Stanley J. Olander, Jr. and Andrea R. Biller, are affiliated with us and we do not consider them to be independent directors. Our three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the sponsor or the advisor by virtue of: (1) ownership of an interest in our sponsor, our advisor or any of their affiliates, other than the Corporation; (2) employment by our sponsor, our advisor or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor or any of their affiliates; (4) performance of services, other than as a director for us; (5) service as a director or trustee of more than three REITs organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor or any of their affiliates.

Each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP has served as our independent auditors since January 6, 2006 and audited our consolidated financial statements for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

The following table lists the fees for services billed by our independent auditors for 2008 and 2007:

Services	2008	2007

Audit Fees(1)	$505,000	$410,000
Audit related fees(2)	—	10,000
Tax fees(3)	20,000	5,000
All other fees	—	—

Total	$525,000	$425,000

(1)	Audit fees billed in 2008 and 2007 consisted of the audit of our annual consolidated financial statements, a review of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offering. These amounts include fees paid by our advisor and its affiliates for costs in connection with our offering and to the extent cumulative other organizational and offering expenses exceed 1.5% of the gross proceeds of our offering, these amounts are not included within our consolidated financial statements, as they are subject to the accounting policy described in Note 8, Commitments and Contingencies — Other Organizational and Offering Expenses, to the Consolidated Financial Statements.

(2)	Audit related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2008 and 2007	84
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from January 10, 2006 (Date of Inception) through December 31, 2006	85
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 and for the Period from January 10, 2006 (Date of Inception) through December 31, 2006	86
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from January 10, 2006 (Date of Inception) through December 31, 2006	87
Notes to Consolidated Financial Statements	88

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2008 is submitted herewith:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	116

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedule:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	116

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grubb & Ellis Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Apartment REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Grubb & Ellis Apartment REIT, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 23, 2009

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,
	2008	2007

ASSETS
Real estate investments:
Operating properties, net	$335,267,000	$220,390,000
Cash and cash equivalents	2,664,000	1,694,000
Accounts and other receivables	395,000	438,000
Restricted cash	3,762,000	3,286,000
Identified intangible assets, net	249,000	1,171,000
Other assets, net	2,348,000	1,835,000

Total assets	$344,685,000	$228,814,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payables, net	$217,713,000	$139,318,000
Unsecured note payables to affiliate	9,100,000	7,600,000
Lines of credit	3,200,000	10,000,000
Accounts payable and accrued liabilities	5,859,000	4,388,000
Accounts payable due to affiliates, net	864,000	776,000
Security deposits and prepaid rent	1,244,000	675,000

Total liabilities	237,980,000	162,757,000

Commitments and contingencies (Note 8)

Minority interest of limited partner in operating partnership	—	1,000
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 15,488,810 and 8,528,844 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	155,000	85,000
Additional paid-in capital	137,775,000	75,737,000
Accumulated deficit	(31,225,000)	(9,766,000)

Total stockholders’ equity	106,705,000	66,056,000

Total liabilities, minority interest and stockholders’ equity	$344,685,000	$228,814,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 and
for the Period from January 10, 2006 (Date of Inception) through December 31, 2006

			Period from
			January 10, 2006
			(Date of Inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Revenues:
Rental income	$28,692,000	$11,610,000	$615,000
Other property revenues	3,186,000	1,095,000	44,000

Total revenues	31,878,000	12,705,000	659,000
Expenses:
Rental expenses	16,046,000	6,223,000	266,000
General and administrative	5,354,000	2,383,000	294,000
Depreciation and amortization	11,720,000	5,385,000	289,000

Total expenses	33,120,000	13,991,000	849,000

Loss before other income (expense)	(1,242,000)	(1,286,000)	(190,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate and mezzanine line of credit	(220,000)	(204,000)	(25,000)
Interest expense related to mortgage loan payables, net and lines of credit	(11,387,000)	(4,182,000)	(314,000)
Interest and dividend income	22,000	91,000	6,000
Other income, net	—	2,000	—

Loss before minority interest	(12,827,000)	(5,579,000)	(523,000)

Minority interest	1,000	—	—

Net loss	$(12,826,000)	$(5,579,000)	$(523,000)

Net loss per share — basic and diluted	$(1.04)	$(1.10)	$(1.99)

Weighted-average number of shares outstanding — basic and diluted	12,322,032	5,063,942	262,609

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007 and
for the Period from January 10, 2006 (Date of Inception) through December 31, 2006

	Common Stock					Total
	Number of		Additional	Preferred	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity

BALANCE — January 10, 2006 (Date of Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	1,680,776	17,000	16,752,000	—	—	16,769,000
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	8,000
Offering costs	—	—	(1,884,000)	—	—	(1,884,000)
Forfeiture of nonvested shares of common stock	(800)	—	(1,000)	—	—	(1,000)
Amortization of nonvested common stock compensation	—	—	3,000	—	—	3,000
Issuance of common stock under the DRIP	2,092	—	20,000	—	—	20,000
Distributions	—	—	—	—	(145,000)	(145,000)
Net loss	—	—	—	—	(523,000)	(523,000)

BALANCE — December 31, 2006	1,686,068	17,000	14,898,000	—	(668,000)	14,247,000
Issuance of common stock	6,707,393	67,000	66,934,000	—	—	67,001,000
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(7,367,000)	—	—	(7,367,000)
Amortization of nonvested common stock compensation	—	—	9,000	—	—	9,000
Issuance of common stock under the DRIP	132,383	1,000	1,257,000	—	—	1,258,000
Distributions	—	—	—	—	(3,519,000)	(3,519,000)
Net loss	—	—	—	—	(5,579,000)	(5,579,000)

BALANCE — December 31, 2007	8,528,844	85,000	75,737,000	—	(9,766,000)	66,056,000
Issuance of common stock	6,641,058	67,000	66,269,000	—	—	66,336,000
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(7,254,000)	—	—	(7,254,000)
Amortization of nonvested common stock compensation	—	—	15,000	—	—	15,000
Issuance of common stock under the DRIP	400,216	4,000	3,798,000	—	—	3,802,000
Repurchase of common stock	(84,308)	(1,000)	(796,000)	—	—	(797,000)
Distributions	—	—	—	—	(8,633,000)	(8,633,000)
Net loss	—	—	—	—	(12,826,000)	(12,826,000)

BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$106,705,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and
for the Period from January 10, 2006 (Date of Inception) through December 31, 2006

			Period from
			January 10, 2006
			(Date of inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,826,000)	$(5,579,000)	$(523,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	12,610,000	5,665,000	319,000
Loss on property insurance settlements	16,000	—	—
Stock based compensation, net of forfeitures	21,000	15,000	11,000
Bad debt expense	544,000	264,000	—
Minority interest	(1,000)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(712,000)	(307,000)	(43,000)
Other assets	(79,000)	218,000	(97,000)
Accounts payable and accrued liabilities	1,819,000	2,125,000	344,000
Accounts payable due to affiliates, net	324,000	28,000	325,000
Security deposits and prepaid rent	(149,000)	(234,000)	(35,000)

Net cash provided by operating activities	1,567,000	2,195,000	301,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(124,874,000)	(123,657,000)	(63,794,000)
Capital expenditures	(1,648,000)	(215,000)	(4,000)
Proceeds from property insurance settlements	360,000	—	—
Restricted cash	(476,000)	(3,093,000)	(193,000)

Net cash used in investing activities	(126,638,000)	(126,965,000)	(63,991,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	78,651,000	82,482,000	19,218,000
Borrowings on unsecured note payables to affiliate	9,100,000	31,900,000	10,000,000
Payments on mortgage loan payables	(391,000)	(137,000)	—
Payments on unsecured note payables to affiliate	(7,600,000)	(34,300,000)	—
(Payments) borrowings under the lines of credit, net	(6,800,000)	(11,585,000)	21,585,000
Deferred financing costs	(1,050,000)	(1,174,000)	(543,000)
Security deposits	196,000	(7,000)	—
Proceeds from issuance of common stock	66,636,000	66,796,000	16,651,000
Repurchase of common stock	(797,000)	—	—
Minority interest contributions to our operating partnership	—	—	1,000
Payment of offering costs	(7,490,000)	(7,108,000)	(1,720,000)
Distributions	(4,414,000)	(1,857,000)	(48,000)

Net cash provided by financing activities	126,041,000	125,010,000	65,144,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	970,000	240,000	1,454,000
CASH AND CASH EQUIVALENTS — Beginning of period	1,694,000	1,454,000	—

CASH AND CASH EQUIVALENTS — End of period	$2,664,000	$1,694,000	$1,454,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,376,000	$3,483,000	$128,000
Income taxes	$11,000	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$20,000	$17,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$2,000	$20,000	$11,000
Other assets, net	$141,000	$314,000	$185,000
Mortgage loan payables, net	$—	$37,709,000	$—
Accounts payable and accrued liabilities	$399,000	$1,385,000	$94,000
Accounts payable due to affiliates, net	$—	$—	$961,000
Security deposits and prepaid rent	$521,000	$732,000	$222,000
Financing Activities:
Issuance of common stock under the DRIP	$3,802,000	$1,258,000	$20,000
Distributions declared but not paid	$898,000	$481,000	$77,000
Accrued offering costs	$187,000	$423,000	$164,000
Accrued deferred financing costs	$—	$4,000	$13,000
Receivable for issuance of common stock	$23,000	$323,000	$118,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 and
for the Period from January 10, 2006
(Date of Inception) through December 31, 2006

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. We will sell shares in our offering until the earlier of July 19, 2009, or the date on which the maximum amount has been sold. As of December 31, 2008, we had received and accepted subscriptions in our offering for 15,007,004 shares of our common stock, or $149,905,000, excluding shares of our common stock issued under the DRIP.

On February 17, 2009, we filed a Registration Statement on Form S-11 with the United States Securities and Exchange Commission, or SEC, with respect to a proposed secondary public offering, or our secondary offering, of up to 105,000,000 shares of our common stock. The offering would include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share in the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share during the primary offering.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The term of the current Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, and Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

On December 7, 2007, NNN Realty Advisors, Inc., or NNN Realty Advisors, which previously served as our sponsor, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. The transaction was structured as a reverse merger whereby stockholders of NNN Realty Advisors received shares of common stock of Grubb & Ellis in exchange for their NNN Realty Advisors shares of common stock and, immediately following the merger, former NNN Realty Advisors stockholders held approximately 59.5% of the common stock of Grubb & Ellis. As a result of the merger, we consider Grubb & Ellis to be our sponsor. Following the merger, NNN Apartment REIT, Inc., NNN Apartment REIT

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp. changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively.

As of December 31, 2008, we owned interests in seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, with an aggregate purchase price of $340,530,000.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, own substantially all of the properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2008 and 2007, we owned a 99.99% general partnership interest in our operating partnership. As of December 31, 2008 and 2007, our advisor owned a 0.01% limited partnership interest therein, and is a special limited partner in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, and capital improvements and replacements.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB No. 104. SAB No. 104 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rental income and other property revenues are recorded when due from tenants and is recognized monthly as it is earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Early lease termination amounts are recognized when received and realized. Expense reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, or Issue No. 99-19. Issue No. 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying consolidated statements of operations. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits and current economic conditions. No allowance for uncollectible accounts as of December 31, 2008 and 2007 was determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2008 and 2007, $544,000 and $264,000, respectively, of receivables was directly written off to bad debt expense. For the period from January 10, 2006 (Date of Inception) through December 31, 2006, there was no bad debt expense recorded.

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

As of December 31, 2008 and 2007, we did not have any properties held for sale.

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus any fixed rate renewal options of the acquired leases with each property. As of December 31, 2008 and 2007, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Operating Properties, Net

Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, there were no impairment losses recorded.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Other Assets, Net

Other assets, net consist primarily of deferred financing costs, prepaid expenses and deposits. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations.

Stock Compensation

We follow SFAS No. 123(R), Share-Based Payment, to account for our stock compensation pursuant to our 2006 Incentive Award Plan. See Note 11, Stockholders’ Equity — 2006 Incentive Award Plan for a further discussion of grants under our 2006 Incentive Award Plan.

Minority Interest

Minority interest relates to the interests in our consolidated entities that are not wholly owned by us.

Income Taxes

We have qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. We adopted FIN No. 48 effective January 1, 2007, and as a result we did not have any liability for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We follow FIN No. 48 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return.

Segment Disclosure

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in residential properties. Our investments in real estate are geographically diversified and management evaluates

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating performance on an individual property level. However, as each of our residential properties has similar economic characteristics, tenants, and products and services, our residential properties have been aggregated into one reportable segment for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The implementation of FSP SFAS No. 157-2 did not have and is not anticipated to have a material effect on the methods or processes we use to value these non-financial assets and non-financial liabilities or information disclosed.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard was prohibited. We adopted SFAS No. 141(R) and SFAS No. 160 on a prospective basis on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements. The adoption of SFAS No. 141(R) will have a material impact on our results of operations when we acquire real estate properties.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS No. 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS No. 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We adopted FSP SFAS No. 142-3 on a prospective basis on January 1, 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF No. 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption was prohibited. We adopted FSP EITF No. 03-6-1 on a prospective basis on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our consolidated financial statements because we do not have any material share-based payment transactions.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Land	$41,926,000	$24,670,000
Land improvements	22,066,000	12,592,000
Building and improvements	273,171,000	179,226,000
Furniture, fixtures and equipment	10,734,000	7,454,000

	347,897,000	223,942,000

Less: accumulated depreciation	(12,630,000)	(3,552,000)

	$335,267,000	$220,390,000

Depreciation expense for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $9,260,000, $3,434,000 and $188,000, respectively.

Acquisitions in 2008

Arboleda Apartments — Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan (see Note 7, Lines of Credit and Mezzanine Line of Credit); and $1,300,000 from funds raised through our offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Creekside Crossing — Lithonia, Georgia

On June 26, 2008, we purchased Creekside Crossing, located in Lithonia, Georgia, or the Creekside property, for a purchase price of $25,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Creekside property through a secured loan of $17,000,000 and $9,487,000 in borrowings under the Wachovia Loan. We paid an acquisition fee of $762,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Kedron Village — Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000; $6,513,000 in borrowings under the Wachovia Loan; $3,700,000 from an unsecured loan from NNN Realty Advisors (see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate); and $1,000,000 from funds raised through our offering. We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our advisor and its affiliate.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canyon Ridge Apartments — Hermitage, Tennessee

On September 15, 2008, we purchased Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property, for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Canyon Ridge property through a secured loan of $24,000,000; $7,300,000 in borrowings under the Wachovia Loan; $5,400,000 from an unsecured loan from NNN Realty Advisors; and $1,000,000 from funds raised through our offering. We paid an acquisition fee of $1,082,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Acquisitions in 2007

Park at Northgate — Spring, Texas

On June 12, 2007, we purchased Park at Northgate, located in Spring, Texas, or the Northgate property, for a purchase price of $16,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Northgate property from funds raised through our offering. We paid an acquisition fee of $498,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Residences at Braemar — Charlotte, North Carolina

On June 29, 2007, we purchased Residences at Braemar, located in Charlotte, North Carolina, or the Braemar property, for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Braemar property through the assumption of an existing secured loan of $10,000,000, with an unpaid principal balance of $9,722,000; $3,300,000 from an unsecured loan from NNN Realty Advisors; and the balance of the purchase price from funds raised through our offering. We paid an acquisition fee of $450,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Baypoint Resort — Corpus Christi, Texas

On August 2, 2007, we purchased Baypoint Resort, located in Corpus Christi, Texas, or the Baypoint property, for a purchase price of $33,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Baypoint property through a loan secured by the property in the principal amount of $21,612,000 and a $13,200,000 unsecured loan from NNN Realty Advisors. An acquisition fee of $998,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Towne Crossing Apartments — Mansfield, Texas

On August 29, 2007, we purchased Towne Crossing Apartments, located in Mansfield, Texas, or the Towne Crossing property, for a purchase price of $21,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Towne Crossing property through the assumption of an existing secured loan of $15,760,000, with an unpaid principal balance of $15,366,000, and a $5,400,000 unsecured loan from NNN Realty Advisors. An acquisition fee of $648,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

Villas of El Dorado — McKinney, Texas

On November 2, 2007, we purchased Villas of El Dorado, located in McKinney, Texas, or the El Dorado property, for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the El Dorado property through the assumption of a loan secured by the property in the principal amount of $13,600,000, with an unpaid principal balance of $13,600,000, and $3,122,000 in cash proceeds from a $3,195,000 borrowing under the Wachovia Loan, with the balance of the purchase price provided by funds raised through our offering. We paid an acquisition fee of $540,000, or 3.0% of the purchase price, to our Advisor and its affiliate.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Heights at Olde Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Heights at Olde Towne, located in Portsmouth, Virginia, or the Heights property, for a purchase price of $17,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Heights property through a secured loan of $10,475,000, $3,205,000 in borrowings under the Wachovia Loan, proceeds of $3,208,000 from a $10,000,000 unsecured loan from NNN Realty Advisors, and the remaining balance from funds raised through our offering. An acquisition fee of $510,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

The Myrtles at Olde Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Myrtles at Olde Towne, located in Portsmouth, Virginia, or the Myrtles property, for a purchase price of $36,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Myrtles property through a secured loan of $20,100,000, $6,788,000 in borrowings under the Wachovia Loan, proceeds of $6,792,000 from a $10,000,000 unsecured loan from NNN Realty Advisors, and the remaining balance from funds raised through our offering. An acquisition fee of $1,080,000, or 3.0% of the purchase price, was paid to our Advisor and its affiliate.

4.	Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

In place leases, net of accumulated amortization of $185,000 and $450,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 4 months and 5 months as of December 31, 2008 and 2007, respectively)	$181,000	$785,000
Tenant relationships, net of accumulated amortization of $69,000 and $499,000 as of December 31, 2008 and 2007, respectively, (with a weighted average remaining life of 4 months and 5 months as of December 31, 2008 and 2007, respectively)	68,000	386,000

	$249,000	$1,171,000

Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $2,460,000, $1,951,000 and $101,000, respectively.

The remaining balance of $249,000 of identified intangible assets, net will be amortized to expense in 2009.

5.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Deferred financing costs, net of accumulated amortization of $225,000 and $262,000 as of December 31, 2008 and 2007, respectively	$1,750,000	$1,457,000
Prepaid expenses and deposits	598,000	378,000

	$2,348,000	$1,835,000

Amortization expense recorded on deferred financing costs for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 was $754,000,

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$233,000 and $30,000, respectively. Amortization expense for the year ended December 31, 2008 included $243,000 related to the write off of the deferred financing costs associated with the termination of our line of credit and mezzanine line of credit (see Note 7).

Estimated amortization expense on the deferred financing costs as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$315,000
2010	$232,000
2011	$232,000
2012	$232,000
2013	$232,000
Thereafter	$507,000

6.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables, Net

Mortgage loan payables were $218,510,000 ($217,713,000, net of discount) and $140,251,000 ($139,318,000, net of discount) as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we had 10 fixed rate and three variable rate mortgage loans with effective rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2008, we had $157,510,000 ($156,713,000, net of discount), of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average interest rate of 2.64% per annum. As of December 31, 2007, we had nine fixed rate mortgage loans with effective interest rates ranging from 5.04% to 5.94% per annum and a weighted average effective interest rate of 5.60% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2008 and 2007, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. All but two of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar and Towne Crossing Apartments have monthly principal and interest payments.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan payables, net consisted of the following as of December 31, 2008 and 2007:

				December 31,
Property	Interest Rate		Maturity Date	2008	2007

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%		01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%		05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%		06/01/15	9,513,000	9,662,000
Park at Northgate	5.94%		08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%		08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%		11/01/14	15,046,000	15,289,000
Villas of El Dorado	5.68%		12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%		01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%		01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%		04/01/15	17,651,000	—

				157,510,000	140,251,000
Variable Rate Debt:
Creekside Crossing	2.61%	*	07/01/15	17,000,000	—
Kedron Village	2.63%	*	07/01/15	20,000,000	—
Canyon Ridge Apartments	2.66%	*	10/01/15	24,000,000	—

				61,000,000	—

Total fixed and variable debt				218,510,000	140,251,000

Less: discount				(797,000)	(933,000)

Mortgage loan payables, net				$217,713,000	$139,318,000

*	Represents the interest rate in effect as of December 31, 2008. In addition, pursuant to the terms of the related loan documents the maximum interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.

The principal payments due on our mortgage loan payables as of December 31, 2008 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2009	$415,000
2010	$588,000
2011	$701,000
2012	$735,000
2013	$1,182,000
Thereafter	$214,889,000

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we entered into, and in most cases subsequently paid down, the following unsecured note payables with NNN Realty Advisors, evidenced by unsecured promissory notes:

Date of Note	Amount	Maturity Date		Interest Rate	Date Paid in Full

12/28/06	$10,000,000	06/28/07		6.86%	04/06/07
06/29/07	$3,300,000	12/29/07		6.85%	07/31/07
08/01/07	$13,200,000	02/01/08		6.86%	08/22/07
08/29/07	$5,400,000	03/01/08		6.85%	10/17/07
12/21/07	$10,000,000	06/20/08		7.46%	02/20/08
06/27/08	$3,700,000	05/10/09	*	5.26%	—
09/15/08	$5,400,000	09/15/09	**	5.00%	—

*	On November 10, 2008, we executed an extension to extend the maturity date from December 27, 2008 to May 10, 2009.

**	On March 9, 2009, we executed an extension to extend the maturity date from March 15, 2009 to September 15, 2009. See Note 19, Subsequent Events — Extension of Unsecured Note Payable to Affiliate for a further discussion.

The unsecured note payables to affiliate bear interest at a fixed rate and require monthly interest-only payments for the terms of the unsecured note payables to affiliate. As of December 31, 2008 and 2007, $9,100,000 and $7,600,000, respectively, was outstanding under unsecured note payables to affiliate.

Because these loans were related party loans, the terms of the loans and the unsecured notes were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

On March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our offering, less funds to conduct our operations, are first applied toward the payoff of the Wachovia Loan and then to NNN Realty Advisors.

7.	Lines of Credit and Mezzanine Line of Credit

Line of Credit and Mezzanine Line of Credit

We had a credit agreement, or the Credit Agreement, with Wachovia and LaSalle Bank National Association, for a secured revolving line of credit with a maximum borrowing amount of $75,000,000, or the line of credit, which was to mature on October 31, 2009 and could have been increased to $200,000,000, subject to the terms of the Credit Agreement.

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

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia, or the Wachovia Loan Agreement, for a loan in the principal amount of up to $10,000,000 with a maturity date of November 1, 2008. We also entered into a Pledge Agreement with Wachovia to initially secure the Wachovia Loan with: (1) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, L.P., and (2) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate plus a spread, as defined in the Wachovia Loan agreement.

On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings under the Wachovia Loan to finance our acquisitions of: (1) the Heights property and the Myrtles property; (2) the Arboleda property; (3) the Creekside property and the Kedron property; and (4) the Canyon Ridge property, respectively. The material terms of the amendments: (1) grant a security interest in 100% of the Class B membership interests held by our operating partnership in each of our respective subsidiaries which acquired the properties, which constitute a 49% interest in each subsidiary; (2) waive the requirement of pledging as security 100% of our ownership interests in our subsidiaries that have acquired properties using financing from the Wachovia Loan and (3) temporarily extended the aggregate principal amount available under the Wachovia Loan to $16,250,000 and $16,000,000 for the acquisition of the Arboleda property and the acquisition of the Creekside property and the Kedron property, respectively. The material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan was less than or equal to $6,000,000 on November 1, 2008, certain financial covenants and requirements were met and upon our payment of a $100,000 extension fee. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

As of December 31, 2008 and 2007, the outstanding principal amount under the Wachovia Loan was $3,200,000 and $10,000,000, respectively, at a variable interest rate of 6.94% and 9.84% per annum, respectively.

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

Other Organizational and Offering Expenses

Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering. As of December 31, 2008 and 2007, our advisor or its affiliates have incurred expenses of $3,751,000 and $2,672,000, respectively, in excess of 1.5% of the gross proceeds of our offering, and therefore these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2008 and 2007. To the extent we raise additional proceeds from our offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage for a further discussion of these amounts during our offering stage.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent directors are also executive officers, employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $17,098,000, $14,069,000 and $4,125,000, respectively, to our advisor and its affiliates as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $4,571,000, $4,652,000 and $1,141,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing Support Fee and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,687,000, $1,709,000 and $494,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $996,000, $1,006,000 and $249,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $3,609,000, $4,724,000 and $1,884,000, respectively, in acquisition fees to our advisor and its affiliates. Through December 31, 2008, acquisition fees are capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties, which will be paid regardless of whether an asset is acquired. The reimbursement of acquisition fees and expenses, including real estate commissions paid to unaffiliated parties, will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are determined to be commercially competitive, fair and reasonable to us by a majority of our directors not interested in the transaction and by a majority of our independent directors not interested in the transaction. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $4,000, $3,000 and $0, respectively, in such expenses to our advisor or its affiliates, excluding amounts our advisor or its affiliates paid directly to third parties. Through December 31, 2008, acquisition expenses are capitalized as part of the purchase price allocations.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operational Stage

Asset Management Fee

Our advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets in an amount equal to one-twelfth of 1.0% of the average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor or one of its affiliates, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter.

On November 26, 2008, we entered into an amendment to the Advisory Agreement, or the Amended Advisory Agreement, with our advisor, which reduced the monthly asset management fee we pay to our advisor in connection with the management of our assets from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets effective November 1, 2008. Further, pursuant to the Amended Advisory Agreement, effective January 1, 2009, our advisor waived the asset management fee until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $2,563,000, $950,000 and $0, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $1,129,000, $489,000 and $24,000, respectively, in property management fees to our advisor and its affiliate, which is included in rental expenses in our accompanying consolidated statements of operations.

On-site Personnel Payroll

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $2,138,000, $159,000 and $0, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (2) 25.0% of our net income for such year, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors they deem sufficient. For the 12 months ended December 31, 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 1,182.8%, respectively, for the 12 months ended December 31, 2008.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, Grubb & Ellis Realty Investors incurred on our behalf of $130,000, $165,000 and $325,000, respectively, in operating expenses which is included in general and administrative in our accompanying consolidated statements of operations.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services.

We entered into a services agreement, effective January 1, 2008, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The services agreement had an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $47,000, $0 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, our advisor and its affiliates incurred $44,000, $0 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our offering.

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we also incurred $4,000, $8,000 and $0, respectively, for tax services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

Liquidity Stage

Disposition Fee

Our advisor or its affiliates will be paid, for services relating to a sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such disposition fees.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Distribution Upon Sales

In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of the net proceeds from any disposition of a property after we have received, and paid to our stockholders, our invested capital and any shortfall in our 8.0% annual cumulative, non-compounded return on our adjusted invested capital. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Incentive Distribution Upon Listing

In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of gross proceeds from the sale of shares of our common stock plus an 8.0% per annum cumulative, non-compounded return on the gross proceeds from the sale of shares or our common stock. The incentive distribution upon listing may be in the form of cash, units of limited partnership interest in our operating partnership or shares of our common stock. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such distributions.

Fees Payable upon Termination of the Advisory Agreement

In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be entitled to compensation to be determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not incur such fees.

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2008 and 2007:

		December 31,
Entity	Fee	2008	2007

Grubb & Ellis Realty Investors	Operating Expenses	$10,000	$50,000
Grubb & Ellis Realty Investors	Offering Costs	157,000	270,000
Grubb & Ellis Realty Investors	On-site Personnel Payroll	—	10,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	1,000	—
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	30,000	153,000
Residential Management	Property Management Fees	85,000	9,000
Realty	Asset and Property Management Fees	581,000	284,000

		$864,000	$776,000

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we incurred $220,000, $204,000 and $8,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

Director and Former President’s Financial Arrangement with Legal Counsel

The law firm of Hirschler Fleischer represented Grubb & Ellis Apartment REIT, Inc. in certain legal matters during 2007 and 2006. For the years ended December 31, 2008, 2007 and 2006 we, or our affiliates on our behalf, incurred legal fees to Hirschler Fleischer of approximately $1,000, $42,000 and $312,000, respectively. Louis J. Rogers, our director from July 2006 through June 2007, our president and the chairman of our advisor from inception through April 6, 2007, the president of Triple Net Properties, LLC from September 2004 through April 3, 2007 and a director of NNN Realty Advisors from September 2006 through November 2007, also practiced law with Hirschler Fleischer from 1987 to March 2007. Mr. Rogers was a shareholder of Hirschler Fleischer from 1994 to December 31, 2004, and served as senior counsel in that firm from January 2005 to March 2007. We previously disclosed in the prospectus for our offering that Mr. Rogers shared in Hirschler Fleischer’s revenues.

On March 19, 2007, we learned that, in connection with his transition from shareholder to senior counsel, Mr. Rogers and Hirschler Fleischer entered into a transition agreement on December 29, 2004. The transition agreement provided, among other things, that Mr. Rogers would receive a base salary from Hirschler Fleischer as follows: $450,000 in 2005, $400,000 in 2006, $300,000 in 2007, and $125,000 in 2008 and subsequent years. Mr. Rogers’ receipt of the base salary was subject to satisfaction of certain conditions, including that Triple Net Properties, LLC, the managing member of our advisor, and its affiliated companies, including us, or collectively, the Grubb & Ellis group, remain a client of Hirschler Fleischer and that collections by that firm from the Grubb & Ellis group equaled at least $1,500,000 per year. If the fees collected by Hirschler Fleischer from, the Grubb & Ellis group were less than $1,500,000, Mr. Rogers’ base salary would be proportionately reduced. Under the transition agreement, Mr. Rogers was also entitled to receive a bonus from Hirschler Fleischer on a quarterly basis, equal to a percentage, declining from 5.0% to 1.0% during the term of the agreement, of all collections by that firm from specified pre-2005 clients (including the Grubb & Ellis group) in excess of $3,000,000, as well as a percentage of all collections by that firm from new clients originated by Mr. Rogers, ranging from 6.0% to 3.0% depending on the year originated. For the years ended December 31, 2008, 2007 and 2006, the Grubb & Ellis group, incurred legal fees to Hirschler Fleischer of approximately $197,000, $2,426,000 and $3,696,000, respectively, including legal fees that Grubb & Ellis Apartment REIT, Inc., or our affiliates on our behalf, incurred to Hirschler Fleischer of approximately $1,000, $42,000 and $312,000, respectively. Under the transition agreement, Hirschler Fleischer paid Mr. Rogers $646,800 in base salary and bonus for 2006. Mr. Rogers’ senior counsel position with Hirschler Fleischer terminated on March 31, 2007, at which point Hirschler Fleischer had paid Mr. Rogers $75,000 for his 2007 services. Mr. Rogers received from Hirschler Fleischer an additional $450,000 in 2007 pursuant to a separation agreement in satisfaction of all amounts owed to him under the transition agreement.

10.	Minority Interest

As of December 31, 2008 and 2007, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to minority interest.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Equity

Common Stock

Through December 31, 2008, we granted 10,000 shares of restricted common stock in the aggregate to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, 800 of which were forfeited in November 2006. Through December 31, 2008, we issued 15,007,004 shares of our common stock in connection with our offering and 534,691 shares of our common stock under the DRIP, and repurchased 84,308 shares of our common stock under our share repurchase plan. As of December 31, 2008 and 2007, we had 15,488,810 and 8,528,844 shares, respectively, of our common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2008 and 2007, no shares of preferred stock were issued and outstanding.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, $3,802,000, $1,258,000 and $20,000, respectively, in distributions were reinvested and 400,216, 132,383 and 2,092 shares of our common stock, respectively, were issued under the DRIP. As of December 31, 2008 and 2007, a total of $5,080,000 and $1,278,000, respectively, in distributions were reinvested and 534,691 and 134,475 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock will come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP.

Our board of directors adopted and approved certain amendments to our share repurchase plan, which became effective August 25, 2008. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended share repurchase plan, redemption prices range from $9.25 per share, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the previous share repurchase plan, stockholders could only request to have their shares of our common stock redeemed at $9.00 per share during the period we are engaged in a public offering.

For the year ended December 31, 2008, we repurchased 84,308 shares of our common stock, for an aggregate amount of $797,000. For the year ended December 31, 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we did not repurchase any shares of our common stock.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 Incentive Award Plan, to our independent directors under the 2006 Incentive Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On June 12, 2007 and June 25, 2008, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 Incentive Award Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recognized compensation expense of $21,000, $15,000 and $11,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2008 and 2007, there was $45,000 and $36,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2008, this expense is expected to be realized over a remaining weighted-average period of 2.71 years.

As of December 31, 2008 and 2007, the fair value of the nonvested shares of restricted common stock was $54,000 and $42,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2008, 2007 and 2006, and the changes for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — January 10, 2006 (Date of Inception)	—	$—
Granted	4,000	10.00
Vested	(800)	10.00
Forfeited	(800)	10.00

Balance — December 31, 2006	2,400	10.00
Granted	3,000	10.00
Vested	(1,200)	10.00
Forfeited	—	—

Balance — December 31, 2007	4,200	10.00
Granted	3,000	10.00
Vested	(1,800)	10.00
Forfeited	—	—

Balance — December 31, 2008	5,400	$10.00

Expected to vest — December 31, 2008	5,400	$10.00

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Special Limited Partner Interest

Upon a termination of the Advisory Agreement in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we have not recorded any charges to earnings related to the redemption of the special limited partnership interest.

13.	Fair Value of Financial Instruments

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, or SFAS No. 107.

Financial Instruments Reported at Fair Value

Cash and Cash Equivalents

We invest in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets for identical securities.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant
	and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$43,000	$—	$—	$43,000

Total assets at fair value	$43,000	$—	$—	$43,000

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

Financial Instruments Disclosed at Fair Value

SFAS No. 107 requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under SFAS No. 157.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loan payables, net, unsecured note payables to affiliate and the Wachovia Loan.

We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realization. The fair value of accounts payable due to affiliates, net and unsecured note payables to affiliate is not determinable due to the related party nature.

The fair value of the mortgage loan payables and the Wachovia Loan is estimated using borrowing rates available to us for mortgage loan payables with similar terms and maturities. As of December 31, 2008 and 2007, the fair value of the mortgage loan payables were $215,274,000 and $137,958,000, respectively, compared to the carrying value of $217,713,000 and $139,318,000, respectively. The fair value of the Wachovia Loan as of December 31, 2008 and 2007 was $3,194,000 and $10,000,000, respectively, compared to a carrying value of $3,200,000 and $10,000,000, respectively.

14.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008		2007		2006

Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	8,216,000	100	3,115,000	100	68,000	100

	$8,216,000	100.0%	$3,115,000	100%	$68,000	100%

15.	Business Combinations

For the year ended December 31, 2008, we completed the acquisition of four consolidated properties, adding a total of 1,158 apartment units to our property portfolio. We purchased the Arboleda property on March 31, 2008, the Creekside property on June 26, 2008, the Kedron property on June 27, 2008 and the Canyon Ridge property on September 15, 2008.

Results of operations for the property acquisitions are reflected in our consolidated statements of operations for the periods subsequent to the acquisition dates. The aggregate purchase price of the four consolidated properties was $120,300,000 plus closing costs of $4,181,000.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. Certain allocations as of December 31, 2008 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Arboleda	Creekside	Kedron	Canyon Ridge
	Property	Property	Property	Property	Total

Land	$4,051,000	$5,233,000	$4,057,000	$3,915,000	$17,256,000
Land improvements	2,232,000	1,393,000	2,767,000	3,081,000	9,473,000
Buildings and improvements	22,670,000	18,818,000	22,774,000	28,671,000	92,933,000
Furniture, fixtures and equipment	954,000	488,000	603,000	1,235,000	3,280,000
In place leases	96,000	243,000	269,000	366,000	974,000
Tenant relationships	236,000	95,000	96,000	138,000	565,000

Net assets acquired	$30,239,000	$26,270,000	$30,566,000	$37,406,000	$124,481,000

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming all of the acquisitions discussed above had occurred January 1, 2008, for the year ended December 31, 2008, pro forma revenues, net income (loss), and net income (loss) per basic and diluted share would have been $37,904,000, $(15,219,000) and $(1.24), respectively.

Assuming all of the acquisitions discussed above had occurred January 1, 2007, for the year ended December 31, 2007, pro forma revenues, net income (loss), and net income (loss) per basic and diluted share would have been $24,888,000, $(12,484,000) and $(2.47), respectively.

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of December 31, 2008 and 2007, we had cash and cash equivalent and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2008, we had interests in seven properties located in Texas and two properties in Virginia, which accounted for 65.9% and 16.9%, respectively, of our total revenues for the year ended December 31, 2008. As of December 31, 2007, we had interests in six properties in Texas which accounted for 93.1% of our total revenues for the year ended December 31, 2007. As of December 31, 2006, we had interests in two properties in Texas which accounted for 100% of our total revenues for the year ended December 31, 2006. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

17.	Per Share Data

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

For the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006, we recorded a net loss of $12,826,000, $5,579,000 and $523,000, respectively. As of December 31, 2008, 2007 and 2006, 5,400 shares, 4,200 shares and 2,400 shares, respectively, of restricted common stock were outstanding, but were excluded from the computation of diluted earnings per share because such shares of restricted common stock were anti-dilutive during these periods.

18.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Revenues	$9,421,000	$8,885,000	$7,267,000	$6,305,000
Expenses	(9,900,000)	(8,883,000)	(7,470,000)	(6,867,000)

(Loss) income before other expense	(479,000)	2,000	(203,000)	(562,000)
Other expense, net	(3,198,000)	(3,172,000)	(2,857,000)	(2,358,000)

Loss before minority interest	3,677,000	3,170,000	3,060,000	2,920,000

Minority interest	—	1,000	—	—

Net loss	$(3,677,000)	$(3,169,000)	$(3,060,000)	$(2,920,000)

Loss per share — basic and diluted	$(0.25)	$(0.23)	$(0.27)	$(0.31)

Weighted average number of shares outstanding — basic and diluted	14,998,194	13,499,942	11,368,448	9,368,150

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Revenues	$5,014,000	$3,852,000	$2,003,000	$1,836,000
Expenses	(5,441,000)	(4,035,000)	(2,462,000)	(2,053,000)

Loss before other expense	(427,000)	(183,000)	(459,000)	(217,000)
Other expense, net	(1,705,000)	(1,237,000)	(599,000)	(752,000)

Net loss	$(2,132,000)	$(1,420,000)	$(1,058,000)	$(969,000)

Loss per share — basic and diluted	$(0.28)	$(0.24)	$(0.24)	$(0.42)

Weighted average number of shares outstanding — basic and diluted	7,590,409	5,990,009	4,374,486	2,293,301

19.	Subsequent Events

Status of our Offering

As of March 13, 2009, we had received and accepted subscriptions in our offering for 15,328,230 shares of our common stock, or $153,117,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In January 2009, we repurchased 104,047 shares of our common stock, for an aggregate amount of $973,000, under our share repurchase plan.

Distributions

On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution to be paid on or about April 15, 2009.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proposed Secondary Offering

On February 17, 2009, we filed a Registration Statement on Form S-11 with the SEC with respect to a proposed secondary public offering of up to 105,000,000 shares of our common stock. The offering would include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share in the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share during the primary offering.

Extension of Unsecured Note Payable to Affiliate

On March 9, 2009, we executed an extension agreement to the unsecured note with NNN Realty Advisors in the principal amount of $5,400,000. The agreement extended the maturity date to September 15, 2009 and changed the interest rate to 5.00% per annum and the default interest rate to 7.00% per annum. Because this loan is a related party loan, the terms of the extension were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

On March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables, if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our offering, less funds to conduct our operations, are first applied toward the payoff of the Wachovia Loan and then to NNN Realty Advisors.

GRUBB & ELLIS APARTMENT REIT, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
December 31, 2008

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
				Building,	Cost Capitalized		Building,
				Improvements and	Subsequent to		Improvements and			Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)		Depreciation(d)(e)	Construction	Acquired

Walker Ranch Apartment Homes (Residential)	San Antonio, TX	$20,000,000	$3,025,000	$28,273,000	$22,000	$3,025,000	$28,295,000	$31,320,000		$(2,258,000)	2004	10/31/06
Hidden Lake Apartment Homes (Residential)	San Antonio, TX	19,218,000	3,031,000	29,540,000	145,000	3,031,000	29,685,000	32,716,000		(1,790,000)	2004	12/28/06
Park at Northgate (Residential)	Spring, TX	10,295,000	1,870,000	14,958,000	124,000	1,870,000	15,082,000	16,952,000		(988,000)	2002	06/12/07
Residences at Braemar (Residential)	Charlotte, NC	9,513,000	1,564,000	13,718,000	49,000	1,564,000	13,767,000	15,331,000		(780,000)	2005	06/29/07
Baypoint Resort (Residential)	Corpus Christi, TX	21,612,000	5,306,000	28,522,000	427,000	5,306,000	28,949,000	34,255,000		(1,225,000)	1998	08/02/07
Towne Crossing Apartments (Residential)	Mansfield, TX	15,046,000	2,041,000	19,079,000	52,000	2,041,000	19,131,000	21,172,000		(1,038,000)	2004	08/29/07
Villas of El Dorado (Residential)	McKinney, TX	13,600,000	1,622,000	16,741,000	115,000	1,622,000	16,856,000	18,478,000		(963,000)	2002	11/02/07
The Heights at Old Towne (Residential)	Portsmouth, VA	10,475,000	2,513,000	14,957,000	162,000	2,513,000	15,119,000	17,632,000		(516,000)	1972	12/21/07
The Myrtles at Old Towne (Residential)	Portsmouth, VA	20,100,000	3,698,000	33,319,000	41,000	3,698,000	33,360,000	37,058,000		(1,064,000)	2004	12/21/07
Arboleda Apartments (Residential)	Cedar Park, TX	17,651,000	4,051,000	25,857,000	(1,000)	4,051,000	25,856,000	29,907,000		(645,000)	2007	03/31/08
Creekside Crossing (Residential)	Lithonia, GA	17,000,000	5,233,000	20,699,000	24,000	5,233,000	20,723,000	25,956,000		(411,000)	2003	06/26/08
Kedron Village (Residential)	Peachtree City, GA	20,000,000	4,057,000	26,144,000	10,000	4,057,000	26,154,000	30,211,000		(532,000)	2001	06/27/08
Canyon Ridge Apartments (Residential)	Hermitage, TN	24,000,000	3,915,000	32,987,000	7,000	3,915,000	32,994,000	36,909,000		(420,000)	2005	09/15/08

Total		$218,510,000	$41,926,000	$304,794,000	$1,177,000	$41,926,000	$305,971,000	$347,897,000(c	)	$(12,630,000)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

GRUBB & ELLIS APARTMENT REIT, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(b)	The changes in total real estate for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of January 10, 2006 (Date of Inception)	$—
Acquisitions	63,869,000
Additions	—
Dispositions	—

Balance as of December 31, 2006	63,869,000
Acquisitions	159,909,000
Additions	232,000
Dispositions	(72,000)

Balance as of December 31, 2007	$223,938,000
Acquisitions	122,942,000
Additions	1,698,000
Dispositions	(681,000)

Balance as of December 31, 2008	$347,897,000

(c)	The aggregate cost of our real estate for federal income tax purposes is $352,096,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2008 and 2007 and for the period from January 10, 2006 (Date of Inception) through December 31, 2006 are as follows:

Amount

Balance as of January 10, 2006 (Date of Inception)	$—
Additions	188,000
Dispositions	—

Balance as of December 31, 2006	188,000
Additions	3,434,000
Dispositions	(70,000)

Balance as of December 31, 2007	$3,552,000
Additions	9,260,000
Dispositions	(182,000)

Balance as of December 31, 2008	$12,630,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Apartment REIT, Inc. (Registrant)

By /s/ Stanley J. Olander, Jr Stanley J. Olander, Jr	Chief Executive Officer and President (principal executive officer)

Date March 24, 2009

By /s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer and President (principal executive officer)

Date March 24, 2009

By /s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date March 24, 2009

By /s/ Glenn W. Bunting, Jr. Glenn W. Bunting, Jr.	Director

Date March 24, 2009

By /s/ Robert A. Gary, IV Robert A. Gary, IV	Director

Date March 24, 2009

By /s/ W. Brand Inlow W. Brand Inlow	Director

Date March 24, 2009

By /s/ Andrea R. Biller Andrea R. Biller	Director

Date March 24, 2009

EXHIBIT INDEX

Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of our sponsor, Grubb & Ellis Company, on December 7, 2007, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively. The following Exhibit List refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.4	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Exhibit B to our prospectus)
10.1	Distribution Reinvestment Plan (included as Exhibit 10.1 to Post-Effective Amendment No. 6 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed December 19, 2007 and incorporated herein by reference)
10.2	Share Repurchase Plan (included as Exhibit 10.2 to Post-Effective Amendment No. 6 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed December 19, 2007 and incorporated herein by reference)
10.3	2006 Incentive Award Plan (included as Exhibit 10.3 to the registrant’s Registration Statement on Form S-11, Amendment No. 3 (File No. 333-130945) filed on April 21, 2006 and incorporated herein by reference)
10.4	Amendment to 2006 Incentive Award Plan (included as Exhibit 10.6 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
10.5	Advisory Agreement between NNN Apartment REIT, Inc. and NNN Apartment REIT Advisor, LLC dated July 19, 2006 (included as Exhibit 10.4 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
10.6	Escrow Agreement (included as Exhibit 10.5 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
10.7	Amendment to Advisory Agreement dated November 16, 2006 among NNN Apartment REIT, Inc. and NNN Apartment Advisor, LLC (included as Exhibit 10.7 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
10.8	Contract of Sale by and between Cedar Park Multifamily, Ltd. and Triple Net Properties, LLC, dated January 8, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)

10.9	Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Triple Net Properties, LLC, dated February 26, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.10	Second Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Grubb & Ellis Realty Investors, LLC, dated March 7, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.11	Third Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Grubb & Ellis Realty Investors, LLC, dated March 27, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.12	Sale Agreement Assignment by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Arboleda, LLC, dated March 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.13	Fixed+1 Multifamily Note by G&E Apartment REIT Arboleda, LLC in favor of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.14	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by G&E Apartment REIT Arboleda, LLC for the benefit of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.15	Second Amendment to and Waiver of Loan Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, date March 31, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.16	Amended and Restated Promissory Note by Grubb & Ellis Apartment REIT, Inc. in favor of Wachovia Bank, National Association, dated March 31, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.17	Second Amended and Restated Pledge Agreement (Membership and Partnership Interests) by and between Wachovia Bank, National Association and Grubb & Ellis Apartment REIT Holdings, L.P., dated March 31, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.18	Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.19	First Amendment to Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.20	Purchase and Sale Agreement by and between AMLI at Peachtree City-Phase I, LLC, AMLI at Peachtree City-Phase II, LLC and Grubb and Ellis Realty Investors, LLC, dated June 23, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.21	Purchase and Sale Agreement Assignment by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Creekside Crossing, LLC, dated June 26, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.22	Multifamily Note by G&E Apartment REIT Creekside Crossing, LLC to the order of Capmark Bank for Freddie Mac, dated June 26, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.23	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Creekside Crossing, LLC and Capmark Bank, dated June 26, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.24	Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated June 26, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.25	Multifamily Note by G&E Apartment REIT Kedron Village, LLC to the order of Capmark Bank for Freddie Mac, dated June 26, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.26	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Kedron Village, LLC and Capmark Bank, dated June 26, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.27		Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated June 26, 2008 (included as Exhibit 10.11 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.28		Third Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated June 26, 2008 (included as Exhibit 10.12 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.29		Third Amended and Restated Pledge Agreement by and between Wachovia Bank, National Association and Grubb and Ellis Apartment REIT Holdings, L.P., dated June 26, 2008 (included as Exhibit 10.13 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.30		Assignment and Assumption of Real Estate Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Kedron Village, LLC, dated June 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.31		Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated June 27, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.32		Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated July 10, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.33		First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated July 18, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 21, 2008 and incorporated herein by reference)
10.34		First Amendment to Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated August 15, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.35		Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.36		Multifamily Note by G&E Apartment REIT Canyon Ridge, LLC to the order of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.37		Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Canyon Ridge, LLC for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.38		Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.39		Fourth Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated September 15, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.40		Fourth Amended and Restated Pledge Agreement by and between Wachovia Bank, National Association and Grubb and Ellis Apartment REIT Holdings, L.P., dated September 15, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.41		Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated September 15, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.42		Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed September 25, 2008 and incorporated herein by reference)
10.43		Amendment No. 1 to First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated as of November 26, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2008 and incorporated herein by reference)
21	.1*	Subsidiaries of Grubb & Ellis Apartment REIT, Inc.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.