Form 10-Q
period 2009-03-31
Grubb & Ellis Apartment REIT, Inc.
filed 2009-05-12
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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
☐ Yes ☑ No

As of April 30, 2009, there were 15,952,428 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Real estate investments:
Operating properties, net	$332,811,000	$335,267,000
Cash and cash equivalents	3,551,000	2,664,000
Accounts and other receivables	276,000	395,000
Restricted cash	3,361,000	3,762,000
Identified intangible assets, net	34,000	249,000
Other assets, net	2,175,000	2,348,000

Total assets	$342,208,000	$344,685,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$217,643,000	$217,713,000
Unsecured note payables to affiliate	9,100,000	9,100,000
Line of credit	3,200,000	3,200,000
Accounts payable and accrued liabilities	4,684,000	5,859,000
Accounts payable due to affiliates, net	203,000	864,000
Security deposits, prepaid rent and other liabilities	1,146,000	1,244,000

Total liabilities	235,976,000	237,980,000

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 15,891,732 and 15,488,810 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	159,000	155,000
Additional paid-in capital	141,390,000	137,775,000
Accumulated deficit	(35,317,000)	(31,225,000)

Total stockholders’ equity	106,232,000	106,705,000
Noncontrolling interest (Note 10)	—	—

Total equity	106,232,000	106,705,000

Total liabilities and equity	$342,208,000	$344,685,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Rental income	$8,408,000	$5,671,000
Other property revenues	970,000	634,000

Total revenues	9,378,000	6,305,000
Expenses:
Rental expenses	4,358,000	3,180,000
General and administrative	549,000	1,093,000
Depreciation and amortization	3,089,000	2,594,000

Total expenses	7,996,000	6,867,000

Income (loss) before other income (expense)	1,382,000	(562,000)
Other income (expense):
Interest expense (including amortization of deferred
financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(115,000)	(44,000)
Interest expense related to mortgage loan payables, net	(2,673,000)	(2,047,000)
Interest expense related to lines of credit	(73,000)	(278,000)
Interest and dividend income	1,000	10,000

Net loss	(1,478,000)	(2,921,000)

Less: Net loss attributable to noncontrolling interests	—	1,000

Net loss attributable to controlling interest	$(1,478,000)	$(2,920,000)

Net loss per share attributable to controlling interest — basic and diluted	$(0.09)	$(0.31)

Weighted average number of shares outstanding — basic and diluted	15,688,833	9,368,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$—	$106,705,000	$—
Issuance of common stock	378,632	4,000	3,782,000	—	—	—	3,786,000	—
Offering costs	—	—	(416,000)	—	—	—	(416,000)	—
Amortization of nonvested common stock compensation	—	—	4,000	—	—	—	4,000	—
Issuance of common stock under the DRIP	128,336	1,000	1,218,000	—	—	—	1,219,000	—
Repurchase of common stock	(104,046)	(1,000)	(973,000)	—	—	—	(974,000)	—
Distributions	—	—	—	—	(2,614,000)	—	(2,614,000)	—
Net loss	—	—	—	—	(1,478,000)	—	(1,478,000)	—

BALANCE — March 31, 2009	15,891,732	$159,000	$141,390,000	$—	$(35,317,000)	$—	$106,232,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$1,000	$66,057,000	$—
Issuance of common stock	1,664,985	17,000	16,632,000	—	—	—	16,649,000	—
Offering costs	—	—	(1,855,000)	—	—	—	(1,855,000)	—
Amortization of nonvested common stock compensation	—	—	3,000	—	—	—	3,000	—
Issuance of common stock under the DRIP	74,883	1,000	710,000	—	—	—	711,000	—
Repurchase of common stock	(5,200)	—	(52,000)	—	—	—	(52,000)	—
Distributions	—	—	—	—	(1,640,000)	—	(1,640,000)	—
Net loss	—	—	—	—	(2,920,000)	(1,000)	(2,921,000)	—

BALANCE — March 31, 2008	10,263,512	$103,000	$91,175,000	$—	$(14,326,000)	$—	$76,952,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,478,000)	$(2,921,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	3,206,000	2,732,000
Gain on property insurance settlements	(93,000)	—
Stock based compensation, net of forfeitures	4,000	3,000
Bad debt expense	180,000	109,000
Changes in operating assets and liabilities:
Accounts and other receivables	(151,000)	(138,000)
Other assets, net	90,000	(38,000)
Accounts payable and accrued liabilities	(698,000)	(466,000)
Accounts payable due to affiliates, net	(568,000)	364,000
Security deposits and prepaid rent	(193,000)	99,000

Net cash provided by (used in) operating activities	299,000	(256,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(470,000)	(31,331,000)
Capital expenditures	(319,000)	(187,000)
Proceeds from property insurance settlements	186,000	—
Restricted cash	401,000	1,789,000

Net cash used in investing activities	(202,000)	(29,729,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	17,651,000
Payments on mortgage loan payables	(104,000)	(97,000)
Payments on unsecured note payables to affiliate	—	(7,600,000)
Borrowings under the lines of credit, net	—	6,250,000
Deferred financing costs	—	(223,000)
Security deposits	94,000	16,000
Proceeds from issuance of common stock	3,782,000	17,083,000
Repurchase of common stock	(974,000)	(52,000)
Payment of offering costs	(509,000)	(1,880,000)
Distributions	(1,499,000)	(826,000)

Net cash provided by financing activities	790,000	30,322,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	887,000	337,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,664,000	1,694,000

CASH AND CASH EQUIVALENTS — End of period	$3,551,000	$2,031,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,746,000	$2,110,000
Income taxes	$39,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$46,000	$12,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$—	$101,000
Other assets, net	$—	$25,000
Accounts payable and accrued liabilities	$—	$75,000
Accounts payable due to affiliates, net	$—	$2,000
Security deposits and prepaid rent	$—	$88,000
Financing Activities:
Issuance of common stock under the DRIP	$1,219,000	$711,000
Distributions declared but not paid	$792,000	$583,000
Accrued offering costs	$95,000	$398,000
Receivable for issuance of common stock	$26,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

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

We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. We will sell shares in our initial offering until the earlier of July 19, 2009, or the date on which the maximum amount has been sold. As of March 31, 2009, we had received and accepted subscriptions in our initial offering for 15,385,636 shares of our common stock, or $153,691,000, excluding shares of our common stock issued under the DRIP.

On February 17, 2009, we filed a Registration Statement on Form S-11 with the United States Securities and Exchange Commission, or the SEC, with respect to a proposed secondary public offering, or our secondary offering, of up to 105,000,000 shares of our common stock. Our secondary offering would include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, and Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

As of March 31, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, with an aggregate purchase price of $340,530,000.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Basis of Presentation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly owned subsidiaries of our operating partnership own all of the properties we acquire. We are the sole general partner of our operating partnership and as of March 31, 2009 and December 31, 2008, we owned a 99.99% general partnership interest in our operating partnership. As of March 31, 2009 and December 31, 2008, our advisor owned a 0.01% limited partnership interest in our operating partnership, and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants, and products and services, our apartment communities have been aggregated into one reportable segment for the three months ended March 31, 2009 and 2008.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, provides for expanded disclosure about fair value measurements and which will be applied to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. In April 2009, the FASB issued FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, FSP SFAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The implementation of FSP SFAS No. 157-2 did not have a material effect on the methods or processes we use to value these non-financial assets and non-financial liabilities or information disclosed. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We early adopted FSP SFAS No. 157-4 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board, or APB, Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP SFAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements. We have provided these disclosures in Note 13, Fair Value of Financial Instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 significantly change the accounting for, and

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. We adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) will have a material impact on our results of operations when we acquire real estate properties. We adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. We adopted FSP EITF No. 03-6-1 on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	Real Estate Investments

We did not complete any acquisitions during the three months ended March 31, 2009. Our investments in our consolidated properties consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Land	$41,926,000	$41,926,000
Land improvements	22,066,000	22,066,000
Building and improvements	273,574,000	273,171,000
Furniture, fixtures and equipment	10,738,000	10,734,000

	348,304,000	347,897,000

Less: accumulated depreciation	(15,493,000)	(12,630,000)

	$332,811,000	$335,267,000

Depreciation expense for the three months ended March 31, 2009 and 2008 was $2,874,000 and $1,803,000, respectively.

4.	Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

In place leases, net of accumulated amortization of $341,000 and $185,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 1 month and 4 months as of March 31, 2009 and December 31, 2008, respectively)	$25,000	$181,000
Tenant relationships, net of accumulated amortization of $128,000 and $69,000 as of March 31, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 1 month and 4 months as of March 31, 2009 and December 31, 2008, respectively)	9,000	68,000

	$34,000	$249,000

Amortization expense recorded on the identified intangible assets, net for the three months ended March 31, 2009 and 2008 was $215,000 and $791,000, respectively.

5.	Other Assets, Net

Other assets, net consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Deferred financing costs, net of accumulated amortization of $308,000 and $225,000 as of March 31, 2009 and December 31, 2008, respectively	$1,667,000	$1,750,000
Prepaid expenses and deposits	508,000	598,000

	$2,175,000	$2,348,000

Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2009 and 2008 was $83,000 and $104,000, respectively.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables, Net

Mortgage loan payables were $218,406,000 ($217,643,000, net of discount) and $218,510,000 ($217,713,000, net of discount) as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we had 10 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of March 31, 2009, we had $157,406,000 ($156,643,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.64% per annum. As of December 31, 2008, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2008, we had $157,510,000 ($156,713,000, net of discount), of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.64% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2009 and December 31, 2008, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. All but two of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar and Towne Crossing Apartments have monthly principal and interest payments.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loan payables, net consisted of the following as of March 31, 2009 and December 31, 2008:

Property	Interest Rate		Maturity Date	March 31, 2009	December 31, 2008

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%		01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%		05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%		06/01/15	9,474,000	9,513,000
Park at Northgate	5.94%		08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%		08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%		11/01/14	14,981,000	15,046,000
Villas of El Dorado	5.68%		12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%		01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%		01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%		04/01/15	17,651,000	17,651,000

				157,406,000	157,510,000
Variable Rate Debt:
Creekside Crossing	2.61	% *	07/01/15	17,000,000	17,000,000
Kedron Village	2.63	% *	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.66	% *	10/01/15	24,000,000	24,000,000

				61,000,000	61,000,000

Total fixed and variable rate debt				218,406,000	218,510,000

Less: discount				(763,000)	(797,000)

Mortgage loan payables, net				$217,643,000	$217,713,000

*	Represents the interest rate in effect as of March 31, 2009. In addition, pursuant to the terms of the related loan documents the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.

The principal payments due on our mortgage loan payables as of March 31, 2009 for the nine months ending December 31, 2009, and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2009	$311,000
2010	$588,000
2011	$701,000
2012	$734,000
2013	$1,182,000
Thereafter	$214,890,000

Unsecured Note Payables to Affiliate

The unsecured note payables with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of Grubb & Ellis Company, or our sponsor, are evidenced by unsecured promissory notes, which bear interest at a fixed rate and require monthly interest-only payments for the terms of the unsecured note

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payables to affiliate. As of March 31, 2009 and December 31, 2008, the outstanding principal amount under the unsecured note payables to affiliate was $9,100,000 as follows:

Date of Note	Amount	Maturity Date		Interest Rate

06/27/08	$3,700,000	05/10/09	*	5.26%
09/15/08	$5,400,000	09/15/09	**	5.00%

*	We executed an extension agreement, effective May 10, 2009, to extend the previously extended maturity date from May 10, 2009 to November 10, 2009. See Note 16, Subsequent Events — Extension of Unsecured Note Payable to Affiliate, for a further discussion.

**	We executed an extension agreement, effective March 9, 2009, to extend the maturity date from March 15, 2009 to September 15, 2009.

Because these loans are related party loans, the terms of the loans and the unsecured notes, including any extensions thereof, were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

On March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our initial offering and our secondary offering, or our offerings, less funds to conduct our operations, are first applied toward the payoff of our loan in the principal amount of up to $10,000,000 with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, and then to NNN Realty Advisors.

7.	Line of Credit

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia, or the Wachovia Loan Agreement, for the Wachovia Loan, which had a maturity date of November 1, 2008. We also entered into a Pledge Agreement with Wachovia to initially secure the Wachovia Loan with (i) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP, and (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan is payable monthly and at maturity. Advances under the Wachovia Loan bear interest at the applicable LIBOR Rate plus a spread, as defined in the Wachovia Loan Agreement.

On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings under the Wachovia Loan to finance our acquisitions of (i) The Heights at Olde Towne and The Myrtles at Olde Towne; (ii) Arboleda Apartments; (iii) Creekside Crossing and Kedron Village; and (iv) Canyon Ridge Apartments, respectively. The material terms of the amendments: (i) grant a security interest in 100% of the Class B membership interests held by our operating partnership in each of our respective subsidiaries which acquired the properties, which constitute a 49.0% interest in each subsidiary; (ii) waive the requirement of pledging as security 100% of our ownership interests in our subsidiaries that have acquired properties using financing from the Wachovia Loan and (iii) temporarily extended the aggregate principal amount available under the Wachovia Loan to $16,250,000 and $16,000,000 for the acquisition of Arboleda Apartments and the acquisitions of Creekside Crossing and Kedron Village, respectively. The material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan was less than or equal to $6,000,000 on

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

November 1, 2008, certain financial covenants and requirements were met and upon our payment of a $100,000 extension fee. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

As of March 31, 2009 and December 31, 2008, the outstanding principal amount under the Wachovia Loan was $3,200,000, at a variable interest rate of 6.00% and 6.94% per annum, respectively.

8.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other Organizational and Offering Expenses

Our other organizational and offering expenses incurred during our initial offering are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our initial offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering. As of March 31, 2009 and December 31, 2008, our advisor and its affiliates have incurred expenses of $3,921,000 and $3,751,000, respectively, in excess of 1.5% of the gross proceeds of our initial offering, and therefore these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2009 and December 31, 2008. To the extent we raise additional proceeds from our initial offering, these amounts may become our liability. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Our other organizational and offering expenses incurred in connection with our secondary offering are initially paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our secondary offering. These expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our secondary offering. As of March 31, 2009, our advisor and its affiliates have incurred expenses of $531,000 related to our secondary offering. As of March 31, 2009, we have not reimbursed our advisor or its affiliates for these expenses incurred in our secondary offering, and these expenses are not recorded in our accompanying condensed consolidated financial statements, since such expenses do not become our liability until our secondary offering has been declared effective by the SEC and to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds of our secondary offering.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offerings.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

Some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our initial offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2009 and 2008, we incurred $1,694,000 and $3,969,000, respectively, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2009 and 2008, we incurred $264,000 and $1,163,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our initial offering.

Marketing Support Fees and Due Diligence Expense Reimbursements

Our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended March 31, 2009 and 2008, we incurred $95,000 and $442,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses

Our other organizational and offering expenses are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2009 and 2008, we incurred $57,000 and $250,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended March 31, 2009 and 2008, we incurred $0 and $878,000, respectively, in acquisition fees to our advisor or its affiliates. For the three months ended March 31, 2008, acquisition fees were capitalized as part of the purchase price allocations. For the three months ended March 31, 2009, acquisition fees are expensed as incurred in accordance with SFAS No. 141(R).

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended March 31, 2009 and 2008, we incurred $0 and $2,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. For the three months ended March 31, 2008, acquisition expenses were capitalized as part of the purchase price allocations. For the three months ended March 31, 2009, acquisition expenses are expensed as incurred in accordance with SFAS No. 141(R).

Operational Stage

Asset Management Fee

Our advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets in an amount that equaled one-twelfth of 1.0% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter.

On November 26, 2008, we entered into a further amendment to the Advisory Agreement with our advisor, which reduced the monthly asset management fee it is entitled to receive from us in connection with the management of our assets from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets effective November 1, 2008. Pursuant to this further amendment to the Advisory Agreement, effective January 1, 2009, our advisor has waived the asset management fee it is entitled to receive from us until the quarter following the quarter in which we generate funds from operations, or FFO,

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.

For the three months ended March 31, 2009 and 2008, we incurred $0 and $565,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended March 31, 2009 and 2008, we incurred property management fees of $267,000 and $250,000, respectively, to our advisor and its affiliate, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

On-site Personnel Payroll

For the three months ended March 31, 2009 and 2008, Grubb & Ellis Realty Investors incurred payroll for on-site personnel on our behalf of $881,000 and $306,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For the twelve months ended March 31, 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 138.8%, respectively, for the twelve months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $3,000 and $62,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

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

We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The Services Agreement had an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Realty Investors is the managing member of our advisor, the terms of the Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated third party for similar services. The Services Agreement requires Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2009 and 2008, we incurred $12,000 and $7,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2009 and 2008, our advisor and its affiliates incurred $7,000 and $10,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our initial offering.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2009 and 2008, we did not incur such disposition fees.

Incentive Distribution upon Sales

In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (i) the amount of capital we invested in our operating partnership; (ii) an amount equal to an 8.0% annual cumulative, non-compounded return on such invested capital; and (iii) any shortfall with respect to the overall 8.0% annual cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2009 and 2008, we did not incur such distributions.

Incentive Distribution upon Listing

In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an 8.0% annual cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended March 31, 2009 and 2008, we did not incur such distributions.

Fees Payable upon Internalization of the Advisor

In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended March 31, 2009 and 2008, we did not incur such fees.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of March 31, 2009 and December 31, 2008:

Entity	Fee	March 31, 2009	December 31, 2008

Grubb & Ellis Realty Investors	Operating Expenses	$(7,000)	$10,000
Grubb & Ellis Realty Investors	Offering Costs	57,000	157,000
Grubb & Ellis Realty Investors	On-site Personnel Payroll	10,000	—
Grubb & Ellis Realty Investors	Acquisition Related Expenses	—	1,000
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Due Diligence Expense Reimbursements	38,000	30,000
Residential Management	Property Management Fees	105,000	85,000
Realty	Asset and Property Management Fees	—	581,000

		$203,000	$864,000

Unsecured Note Payables to Affiliate

For the three months ended March 31, 2009 and 2008, we incurred $115,000 and $44,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

10.	Noncontrolling Interest

As of March 31, 2009 and December 31, 2008, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to redeemable noncontrolling interest.

11.	Stockholders’ Equity

Common Stock

On January 10, 2006, our advisor purchased 22,223 shares of our common stock for a total cash consideration of $200,000 and was admitted as our initial stockholder. Through March 31, 2009, we had granted 10,000 shares of restricted common stock in the aggregate to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, 800 of which were forfeited in November 2006. Through March 31, 2009, we had issued 15,385,636 shares of our common stock in connection with our initial offering and 663,027 shares of our common stock under the DRIP, and repurchased 188,354 shares of our common stock under our share repurchase plan. As of March 31, 2009 and December 31, 2008, we had 15,891,732 and 15,488,810 shares, respectively, of our common stock outstanding.

We are offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share in our initial offering. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of March 31, 2009 and December 31, 2008, no shares of preferred stock were issued and outstanding.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our initial offering. For the three months ended March 31, 2009 and 2008, $1,219,000 and $711,000, respectively, in distributions were reinvested and 128,336 and 74,883 shares of our common stock, respectively, were issued under the DRIP. As of March 31, 2009 and December 31, 2008, a total of $6,299,000 and $5,080,000, respectively, in distributions were reinvested and 663,027 and 534,691 shares of our common stock, respectively, were issued under the DRIP.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. On April 21, 2006, we received SEC exemptive relief from rules restricting issuer purchases during distributions. The share repurchase plan allows for share repurchases by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases are made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock come exclusively from the proceeds we receive from the sale of shares of our common stock under the DRIP.

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

The share repurchase plan provides that we may, in our sole discretion, repurchase shares of our common stock on a quarterly basis. On March 27, 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it is in our best interest to conserve cash and therefore no other repurchases requested during or prior to the first quarter of 2009 will be made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares that has not yet been effected, we will consider those requests at the end of the second quarter of 2009, unless the stockholder withdraws the request.

For the three months ended March 31, 2009 and 2008, we repurchased 104,046 shares of our common stock for an aggregate of $974,000, and 5,200 shares of our common stock for an aggregate of $52,000, respectively. As of March 31, 2009 and December 31, 2008, we had repurchased 188,354 shares of our common stock, for an aggregate amount of $1,771,000, and 84,308 shares of our common stock, for an aggregate amount of $797,000, respectively.

2006 Incentive Award Plan

Under the terms of the 2006 Incentive Award Plan, or the 2006 Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 Plan, to our independent directors under the 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007 and June 25, 2008, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended March 31, 2009 and 2008, we recognized compensation expense of $4,000 and $3,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2009 and December 31, 2008, there was $41,000 and $45,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of March 31, 2009, this expense is expected to be recognized over a remaining weighted average period of 2.5 years.

As of March 31, 2009 and December 31, 2008, the fair value of the nonvested shares of restricted common stock was $54,000. A summary of the status of the nonvested shares of restricted common stock as of March 31, 2009 and December 31, 2008, and the changes for the three months ended March 31, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2008	5,400	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2009	5,400	$10.00

Expected to vest — March 31, 2009	5,400	$10.00

12.	Redeemable Special Limited Partnership Interest

Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the carrying value of the special limited partnership interest as of each balance sheet date. As of March 31, 2009 and December 31, 2008, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0 and $0, respectively.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

13.	Fair Value of Financial Instruments

We use fair value measurements to record the fair value of certain assets and to estimate the fair value of financial instruments not recorded at fair value but required to be disclosed at fair value under SFAS No. 107, Disclosure About Fair Value of Financial Instruments, or SFAS No. 107.

Financial Instruments Reported at Fair Value

Cash and Cash Equivalents

We invest in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets for identical securities.

The table below presents our assets measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$3,000	$—	$—	$3,000

Total assets at fair value	$3,000	$—	$—	$3,000

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

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

We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates, net and unsecured note payables to affiliate is not determinable due to the related party nature of the accounts payable and unsecured notes.

The fair value of the mortgage loan payables and the Wachovia Loan is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2009 and December 31, 2008, the fair value of the mortgage loan payables were $213,691,000 and $215,274,000, respectively, compared to the carrying value of $217,643,000 and $217,713,000, respectively. As of March 31, 2009 and December 31, 2008, the fair value of the Wachovia Loan was $3,194,000 compared to a carrying value of $3,200,000.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2009 and December 31, 2008, we had cash and

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of March 31, 2009, we owned seven properties located in Texas and two properties in Georgia, which accounted for 55.9% and 15.2%, respectively, of our total revenues for the three months ended March 31, 2009. As of March 31, 2008, we owned seven properties in Texas and two properties in Virginia, which accounted for 73.8% and 20.6% of our total revenues for the three months ended March 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

15.	Per Share Data

We report earnings (loss) per share pursuant to SFAS No. 128. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of March 31, 2009 and 2008, we did not have any securities that give rise to potentially dilutive shares of our common stock.

16.	Subsequent Events

Status of our Initial Offering

As of April 30, 2009, we had received and accepted subscriptions in our initial offering for 15,469,855 shares of our common stock, or $154,533,000, excluding shares of our common stock issued under the DRIP.

Share Repurchases

In April 2009, we repurchased 60,455 shares of our common stock, for an aggregate amount of $604,000, under our share repurchase plan.

Extension of Unsecured Note Payable to Affiliate

We executed an extension agreement, effective May 10, 2009, to the unsecured note with NNN Realty Advisors in the principal amount of $3,700,000. The agreement extended the previously extended maturity date to November 10, 2009 and changed the interest rate to 8.43% per annum and the default interest rate to 10.43% per annum. Because this loan is a related party loan, the terms of the extension were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2009 and December 31, 2008, together with our results of operations and cash flows for the three months ended March 31, 2009 and 2008.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

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

We are conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. We will sell shares in our initial offering until the earlier of July 19, 2009, or the date on which the maximum amount has been sold. As of March 31, 2009, we had received and accepted subscriptions in our initial offering for 15,385,636 shares of our common stock, or $153,691,000, excluding shares of our common stock issued under the DRIP.

On February 17, 2009, we filed a Registration Statement on Form S-11 with the SEC, with respect to a proposed secondary public offering, or our secondary offering, of up to 105,000,000 shares of our common stock. Our secondary offering would include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share in the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement expires on July 18, 2009 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, and Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.

As of March 31, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, and an aggregate purchase price of $340,530,000.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.

Acquisitions in 2009

There were no acquisitions completed during the three months ended March 31, 2009. For information regarding our consolidated properties, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this report and those Risk Factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2008 and continue to comply with such regulations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Our operating results are primarily comprised of income derived from our portfolio of apartment communities.

Except where otherwise noted, the change in our results of operations is due to owning 13 properties as of March 31, 2009 as compared to owning 10 properties as of March 31, 2008.

Revenues

For the three months ended March 31, 2009, revenues were $9,378,000 as compared to $6,305,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, revenues were comprised of rental income of $8,408,000 and other property revenues of $970,000. For the three months ended March 31, 2008, revenues were comprised of rental income of $5,671,000 and other property revenues of $634,000. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues is due to the increase in the number of properties as discussed above.

The aggregate occupancy for the properties was 91.1% as of March 31, 2009 as compared to 91.2% as of March 31, 2008.

Rental Expenses

For the three months ended March 31, 2009, rental expenses were $4,358,000 as compared to $3,180,000 for the three months ended March 31, 2008. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009	2008

Real estate taxes	$1,542,000	$1,190,000
Administration	1,288,000	853,000
Utilities	642,000	455,000
Repairs and maintenance	497,000	320,000
Property management fees	267,000	250,000
Insurance	122,000	112,000

Total rental expenses	$4,358,000	$3,180,000

The increase in rental expenses is due to the increase in the number of properties as discussed above, partially offset by a 2009 decrease in property management fees and real estate taxes for those properties acquired as of March 31, 2008. Rental expenses as a percentage of revenue were 46.5% and 50.4%, respectively, for the three months ended March 31, 2009 and 2008.

General and Administrative

For the three months ended March 31, 2009, general and administrative was $549,000 as compared to $1,093,000 for the three months ended March 31, 2008. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009	2008

Bad debt expense	$180,000	$109,000
Professional and legal fees	175,000	253,000
Director and officers’ insurance premiums	57,000	53,000
Bank charges	32,000	5,000
Franchise taxes	28,000	12,000
Directors’ fees	25,000	22,000
Asset management fees	—	565,000
Acquisition related audit fees to comply with the provisions of Article 3-14 of Regulation S-X	—	18,000
Other	52,000	56,000

Total general and administrative	$549,000	$1,093,000

The decrease in general and administrative for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the decrease in asset management fees to zero in 2009. Effective January 1, 2009, our advisor has waived the asset management fee it is entitled to receive from us until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. In addition, professional and legal fees decreased primarily due to a $110,000 decrease in audit fees related to the filing of our 2008 Annual Report on Form 10-K. The aforementioned decreases were partially offset by the increase in bad debt expense associated with managing 13 properties as of March 31, 2009, as compared to managing 10 properties as of March 31, 2008.

Depreciation and Amortization

For the three months ended March 31, 2009, depreciation and amortization was $3,089,000 as compared to $2,594,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, depreciation and amortization was comprised of depreciation on the properties of $2,874,000 and amortization of identified intangible assets of $215,000. For the three months ended March 31, 2008, depreciation and amortization was comprised of depreciation on the properties of $1,803,000 and amortization of identified intangible assets of $791,000.

Interest Expense

For the three months ended March 31, 2009, interest expense was $2,861,000 as compared to $2,369,000 for the three months ended March 31, 2008. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2009	2008

Interest expense on mortgage loan payables	$2,581,000	$1,984,000
Amortization of deferred financing fees - mortgage loan payables	58,000	29,000
Amortization of debt discount	34,000	34,000
Interest expense on the Wachovia Loan	48,000	204,000
Amortization of deferred financing fees - lines of credit	25,000	74,000
Interest expense on unsecured note payables to affiliate	115,000	44,000

Total interest expense	$2,861,000	$2,369,000

The increase in interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the increase in mortgage loan payables as a result of the increase in the number of properties owned. The increase in interest expense was offset by the decrease in interest expense on our loan of up to $10,000,000 with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, as a result of lower interest rates and a lower outstanding balance on the Wachovia Loan during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Further, amortization of deferred financing fees — lines of credit decreased by $49,000 primarily due to the June 2008 termination of a $75,000,000 secured revolving line of credit we had with Wachovia and LaSalle Bank National Association.

Interest and Dividend Income

For the three months ended March 31, 2009, interest and dividend income was $1,000 as compared to $10,000 for the three months ended March 31, 2008. For such periods, interest and dividend income was related primarily to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances in the first quarter of 2008 as compared to the first quarter of 2009.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our initial offering and our secondary offering, or our offerings, to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay the Wachovia Loan and our unsecured note payables to affiliate.

Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $8,300,000 to pay interest on our outstanding indebtedness in the remaining nine months of 2009, based on rates in effect as of March 31, 2009. In addition, we estimate that we will require $12,611,000 to pay principal on our outstanding indebtedness in the remaining nine months of 2009, which includes $9,100,000 in principal on our unsecured note payables to NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, Grubb & Ellis. However, on March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables, if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our offerings, less funds to conduct our operations, are first applied toward the payoff of the Wachovia Loan and then to NNN Realty Advisors.

In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities Inc., or our dealer manager, which during our initial offering include payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees and due diligence expense reimbursements.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations, borrowings, and the net proceeds of our offerings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the proceeds of our offerings in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offerings and the resulting amount of net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

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

As of March 31, 2009, we estimate that our expenditures for capital improvements will require up to $690,000 for the remaining nine months of 2009. As of March 31, 2009, we had $348,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by (used in) operating activities for the three months ended March 31, 2009 and 2008 were $299,000 and $(256,000), respectively. For the three months ended March 31, 2009, cash flows provided by operating activities related primarily to the operations of our 13 properties, partially offset by the $698,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2008 real estate taxes. Cash flows provided by operating activities for the three months ended March 31, 2009 was also offset by the $568,000 decrease in accounts payable due to affiliates, net primarily due to the $581,000 payment of the asset management fees related to the fourth quarter 2008, as well as no accrual needed for asset management fees for the first quarter of 2009. For the three months ended March 31, 2008, cash flows used in operating activities related primarily to the operations of our 10 properties as well the decrease in accounts payable and accrued liabilities of $466,000. We anticipate cash flows provided by operating activities to increase as we purchase more properties.

Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 were $202,000 and $29,729,000, respectively. For the three months ended March 31, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $470,000. For the three months ended March 31, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount $31,331,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.

Cash flows provided by financing activities for the three months ended March 31, 2009 and 2008 were $790,000 and $30,322,000, respectively. For the three months ended March 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors of $3,782,000, partially offset by share repurchases of $974,000, the payment of offering costs of $509,000 and distributions in the amount of $1,499,000. For the three months ended March 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $17,083,000 and borrowings on our mortgage loan payables and the Wachovia Loan of $23,901,000, partially offset by the payment of offering costs of $1,880,000 and principal payments on our unsecured note payables to affiliate in the amount of $7,600,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Our board of directors approved a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000 in our initial offering. The first distribution was paid on December 15, 2006 for the period ended November 30, 2006. On February 22, 2007, our board of directors approved a 7.0% per annum, or $0.70 per common share, distribution to be paid to our stockholders beginning with our March 2007 monthly distribution, which was paid on April 15, 2007. Distributions are paid to our stockholders on a monthly basis. On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution, which was paid in April 2009.

For the three months ended March 31, 2009, we paid distributions of $2,718,000 ($1,499,000 in cash and $1,219,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $299,000. For the three months ended March 31, 2008, we paid distributions of $1,537,000 ($826,000 in cash and $711,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations. From inception through March 31, 2009, we paid cumulative distributions of $14,117,000 ($7,818,000 in cash and $6,299,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $4,362,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our initial offering. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders.

As of March 31, 2009, we had an amount payable of $108,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offerings or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the three months ended March 31, 2009 and 2008, our FFO was $1,611,000 and $(326,000), respectively. From inception through March 31, 2009, our cumulative FFO was $77,000. From inception through March 31, 2009, we paid cumulative distributions of $14,117,000. Of this amount, $77,000 was covered by our FFO. The distributions paid in excess of our FFO were paid using proceeds from our initial offering.

Capital Resources

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds from our offerings. As of March 31, 2009, our aggregate borrowings were 67.8% of all of the combined fair market value of all of our real estate and real estate-related investments due to short-term financing we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of the value of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 31, 2009, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

For a discussion of our mortgage loan payables, net and our unsecured note payables to an affiliate, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to our accompanying condensed consolidated financial statements.

Line of Credit

For a discussion of our line of credit, see Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of March 31, 2009, we had 13 mortgage loans outstanding in the aggregate principal amount of $218,406,000 ($217,643,000, net of discount). We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2009, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months.

As of March 31, 2009, we had $3,200,000 outstanding under the Wachovia Loan, a variable rate, term loan due November 1, 2009, at an interest rate of 6.00% per annum.

Also, as of March 31, 2009, we had $9,100,000 outstanding under unsecured note payables to NNN Realty Advisors at a weighted average interest rate of 5.11% per annum.

As of March 31, 2009, the weighted average effective interest rate on our outstanding debt was 4.79% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments — fixed rate debt	$9,411,000	$1,289,000	$1,879,000	$153,927,000	$166,506,000
Interest payments — fixed rate debt	6,958,000	17,605,000	17,456,000	23,739,000	65,758,000
Principal payments — variable rate debt	3,200,000	—	37,000	60,963,000	64,200,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2009)	1,342,000	3,261,000	3,265,000	2,594,000	10,462,000
Repairs expense and capital replacements	22,000	—	—	—	22,000

Total	$20,933,000	$22,155,000	$22,637,000	$241,223,000	$306,948,000

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is the calculation of FFO for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

Net loss	$(1,478,000)	$(2,921,000)
Add:
Net loss attributable to noncontrolling interests	—	1,000
Depreciation and amortization — consolidated properties	3,089,000	2,594,000

FFO	$1,611,000	$(326,000)

FFO per share — basic and diluted	$0.10	$(0.03)

Weighted average common shares outstanding — basic and diluted	15,688,833	9,368,150

FFO reflects acquisition related expenses of interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring the lines of credit and other acquisition related expenses, as well as amortization of debt discount as detailed above under Results of Operations — Comparison of the Three Months Ended March 31, 2009 and 2008.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net loss to net operating income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

Net loss	$(1,478,000)	$(2,921,000)
Add:
General and administrative	549,000	1,093,000
Depreciation and amortization	3,089,000	2,594,000
Interest expense	2,861,000	2,369,000
Less:
Interest and dividend income	(1,000)	(10,000)

Net operating income	$5,020,000	$3,125,000

Subsequent Events

For a discussion of subsequent events, see Note 16, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, other than those listed in Part II, Item 1A. Risk Factors.

The table below presents, as of March 31, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$9,411,000	$588,000	$701,000	$734,000	$1,145,000	$153,927,000	$166,506,000	*

Weighted average interest rate on maturing fixed rate debt	5.11%	5.32%	5.32%	5.32%	5.47%	5.58%	5.55%	—%

Variable rate debt — principal payments	$3,200,000	$—	$—	$—	$37,000	$60,963,000	$64,200,000	$59,134,000

Weighted average interest rate on maturing variable rate debt (based on rates in effect as of March 31, 2009)	6.00%	—%	—%	—%	2.66%	2.64%	2.80%	—%

*	The estimated fair value of our fixed rate mortgage loan payables was $157,750,000 as of March 31, 2009. The estimated fair value of the $9,100,000 unsecured note payables to an affiliate as of March 31, 2009 is not determinable due to the related party nature of the note.

Mortgage loan payables were $218,406,000 ($217,643,000, net of discount) as of March 31, 2009. As of March 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of March 31, 2009, $157,406,000 ($156,643,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.64% per annum.

In addition, as of March 31, 2009, we had $3,200,000 outstanding under the Wachovia Loan at a variable interest rate of 6.00% per annum. Also, as of March 31, 2009, we had $9,100,000 outstanding under unsecured note payables to an affiliate at a weighted average interest rate of 5.11% per annum.

Borrowings as of March 31, 2009 bore interest at a weighted average effective interest rate of 4.79% per annum.

An increase in the variable interest rate on the Wachovia Loan and our three variable interest rate mortgages constitutes a market risk. As of March 31, 2008, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $321,000, or 2.93%.

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

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the Unites States Securities and Exchange Commission, or the SEC, on March 24, 2009, except as noted below.

Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, availability to make additional investments or our ability to dispose of our investments.

We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our initial public offering, or our initial offering, and from borrowed funds. We may continue to pay distributions from the net proceeds of our initial offering or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a real estate investment trust, or REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our initial offering and our secondary public offering, or our offerings, or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital.

For the three months ended March 31, 2009, we paid distributions of $2,718,000 ($1,499,000 in cash and $1,219,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), as compared to cash flows from operations of $299,000. From inception through March 31, 2009, we paid cumulative distributions of $14,117,000 ($7,818,000 in cash and $6,299,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $4,362,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our initial offering. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

As of March 31, 2009, we had an amount payable of $108,000 to our advisor and its affiliates for operating expenses, on-site personnel payroll and property management fees, which will be paid from cash flow from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offerings or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the three months ended March 31, 2009 our FFO was $1,611,000. From inception through March 31, 2009, our cumulative FFO was $77,000. From inception through March 31, 2009, we paid cumulative distributions of $14,117,000. Of this amount, $77,000 was covered by our FFO. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

On July 19, 2006, we commenced our initial offering of up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, aggregating up to $1,047,500,000. The shares of our common stock offered in our initial offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, which was declared effective by the SEC on July 19, 2006. Our initial offering will terminate no later than July 19, 2009.

As of March 31, 2009, we had received and accepted subscriptions in our initial offering for 15,385,636 shares of our common stock, or $153,691,000. As of March 31, 2009, a total of $6,299,000 in distributions were reinvested and 663,027 shares of our common stock were issued under the DRIP.

As of March 31, 2009, we had incurred marketing support fees of $3,844,000, selling commissions of $10,628,000 and due diligence expense reimbursements of $141,000. We had also incurred offering expenses of $2,308,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds raised will not exceed 11.5%.

As of March 31, 2009, we had used $120,776,000 in proceeds from our initial offering to purchase our 13 properties and repay debt incurred in connection with such acquisitions.

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

During the three months ended March 31, 2009, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased As Part of	of Shares that May
	(a)	(b)	Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

January 1, 2009 to January 31, 2009	104,046	$9.36	104,046	$—	(2)
February 1, 2009 to February 28, 2009	—	$—	—	$—
March 1, 2009 to March 31, 2009	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. As of

March 31, 2009, we had repurchased 188,354 shares pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

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

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Apartment REIT, Inc.

(Registrant)

May 12, 2009	By:	/s/ Stanley J. Olander, Jr.
Date		Stanley J. Olander, Jr. Chief Executive Officer and President (principal executive officer)

May 12, 2009	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson Chief Financial Officer (principal financial officer and principal accounting officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3		Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.4		Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
3.5		Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)
4.1		Form of Subscription Agreement (included as Exhibit 4.2 to Post-Effective Amendment No. 11 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed December 3, 2008 and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.