Form 10-Q
period 2009-06-30
Grubb & Ellis Apartment REIT, Inc.
filed 2009-08-11
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☐ Yes ☑ No
As of July 31, 2009, there were 16,311,454 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Real estate investments:
Operating properties, net	$330,228,000	$335,267,000
Cash and cash equivalents	4,564,000	2,664,000
Accounts and other receivables	295,000	395,000
Restricted cash	3,975,000	3,762,000
Identified intangible assets, net	—	249,000
Other assets, net	2,011,000	2,348,000

Total assets	$341,073,000	$344,685,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$217,575,000	$217,713,000
Unsecured note payables to affiliate	9,100,000	9,100,000
Line of credit	2,600,000	3,200,000
Accounts payable and accrued liabilities	4,983,000	5,859,000
Accounts payable due to affiliates, net	216,000	864,000
Security deposits, prepaid rent and other liabilities	1,148,000	1,244,000

Total liabilities	235,622,000	237,980,000

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 16,254,487 and 15,488,810 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	162,000	155,000
Additional paid-in capital	144,600,000	137,775,000
Accumulated deficit	(39,311,000)	(31,225,000)

Total stockholders’ equity	105,451,000	106,705,000
Noncontrolling interest (Note 11)	—	—

Total equity	105,451,000	106,705,000

Total liabilities and equity	$341,073,000	$344,685,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$8,316,000	$6,494,000	$16,724,000	$12,165,000
Other property revenues	943,000	773,000	1,913,000	1,407,000

Total revenues	9,259,000	7,267,000	18,637,000	13,572,000
Expenses:
Rental expenses	4,586,000	3,797,000	8,944,000	6,977,000
General and administrative	441,000	1,148,000	990,000	2,241,000
Depreciation and amortization	2,924,000	2,525,000	6,013,000	5,119,000

Total expenses	7,951,000	7,470,000	15,947,000	14,337,000

Income (loss) before other income (expense)	1,308,000	(203,000)	2,690,000	(765,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(132,000)	(2,000)	(247,000)	(46,000)
Interest expense related to mortgage loan payables, net	(2,690,000)	(2,313,000)	(5,363,000)	(4,360,000)
Interest expense related to lines of credit	(72,000)	(547,000)	(145,000)	(825,000)
Interest and dividend income	—	5,000	1,000	15,000

Net loss	(1,586,000)	(3,060,000)	(3,064,000)	(5,981,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	1,000

Net loss attributable to controlling interest	$(1,586,000)	$(3,060,000)	$(3,064,000)	$(5,980,000)

Net loss per share attributable to controlling interest — basic and diluted	$(0.10)	$(0.27)	$(0.19)	$(0.58)

Weighted average number of shares outstanding — basic and diluted	16,042,294	11,368,448	15,866,555	10,364,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$—	$106,705,000	$—
Issuance of common stock	687,745	7,000	6,869,000	—	—	—	6,876,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(756,000)	—	—	—	(756,000)	—
Amortization of nonvested common stock compensation	—	—	9,000	—	—	—	9,000	—
Issuance of common stock under the DRIP	239,435	2,000	2,273,000	—	—	—	2,275,000	—
Repurchase of common stock	(164,503)	(2,000)	(1,576,000)	—	—	—	(1,578,000)	—
Distributions	—	—	—	—	(5,022,000)	—	(5,022,000)	—
Net loss	—	—	—	—	(3,064,000)	—	(3,064,000)	—

BALANCE — June 30, 2009	16,254,487	$162,000	$144,600,000	$—	$(39,311,000)	$—	$105,451,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$1,000	$66,057,000	$—
Issuance of common stock	3,786,397	38,000	37,802,000	—	—	—	37,840,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(4,175,000)	—	—	—	(4,175,000)	—
Amortization of nonvested common stock compensation	—	—	6,000	—	—	—	6,000	—
Issuance of common stock under the DRIP	164,745	2,000	1,563,000	—	—	—	1,565,000	—
Repurchase of common stock	(10,123)	—	(98,000)	—	—	—	(98,000)	—
Distributions	—	—	—	—	(3,634,000)	—	(3,634,000)	—
Net loss	—	—	—	—	(5,980,000)	(1,000)	(5,981,000)	—

BALANCE — June 30, 2008	12,472,863	$125,000	$110,841,000	$—	$(19,380,000)	$—	$91,586,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,064,000)	$(5,980,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	6,247,000	5,667,000
(Gain) loss on property insurance settlements	(101,000)	18,000
Stock based compensation, net of forfeitures	15,000	12,000
Bad debt expense	329,000	272,000
Changes in operating assets and liabilities:
Accounts and other receivables	(278,000)	(335,000)
Other assets, net	172,000	181,000
Accounts payable and accrued liabilities	(426,000)	832,000
Accounts payable due to affiliates, net	(539,000)	458,000
Security deposits and prepaid rent	(313,000)	64,000

Net cash provided by operating activities	2,042,000	1,189,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(470,000)	(87,804,000)
Capital expenditures	(615,000)	(454,000)
Proceeds from property insurance settlements	194,000	—
Restricted cash	(213,000)	445,000

Net cash used in investing activities	(1,104,000)	(87,813,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	54,651,000
Payments on mortgage loan payables	(206,000)	(193,000)
Payments on unsecured note payables to affiliate	—	(7,600,000)
Borrowings on unsecured note payables to affiliate	—	3,700,000
(Repayments) borrowings under the lines of credit, net	(600,000)	6,000,000
Deferred financing costs	—	(690,000)
Security deposits	213,000	50,000
Proceeds from issuance of common stock	6,831,000	38,718,000
Repurchase of common stock	(1,578,000)	(98,000)
Payment of offering costs	(864,000)	(4,135,000)
Distributions	(2,834,000)	(1,840,000)

Net cash provided by financing activities	962,000	88,563,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,900,000	1,939,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,664,000	1,694,000

CASH AND CASH EQUIVALENTS — End of period	$4,564,000	$3,633,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,557,000	$4,470,000
Income taxes	$96,000	$3,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$57,000	$3,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$—	$2,000
Other assets, net	$—	$77,000
Accounts payable and accrued liabilities	$—	$166,000
Security deposits and prepaid rent	$—	$308,000
Financing Activities:
Issuance of common stock under the DRIP	$2,275,000	$1,565,000
Distributions declared but not paid	$810,000	$710,000
Accrued offering costs	$79,000	$463,000
Receivable for issuance of common stock	$68,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore, we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.
We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, in which we offered 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. As of June 30, 2009, we had received and accepted subscriptions in our initial offering for 15,694,749 shares of our common stock, or $156,782,000, excluding shares of our common stock issued under the DRIP. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued under the DRIP.
On July 20, 2009, we commenced a best efforts follow-on offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering will include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share pursuant to the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement had a one year term that expired on July 18, 2009 and was subject to successive one year renewals upon the mutual consent of the parties. On June 23, 2009, our board of directors, including a majority of our independent directors, approved the renewal of the Advisory Agreement with our advisor for an additional one year term, which expires on July 18, 2010 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, and Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.
As of June 30, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, with an aggregate purchase price of $340,530,000.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.
Basis of Presentation
Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of the properties we acquire. We are the sole general partner of our operating partnership and as of June 30, 2009 and December 31, 2008, we owned a 99.99% general partnership interest in our operating partnership. As of June 30, 2009 and December 31, 2008, our advisor owned a 0.01% limited partnership interest in our operating partnership, and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. In preparing our accompanying financial statements, management has evaluated subsequent events through August 11, 2009 (the financial statement issue date). We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.
Segment Disclosure
The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants, and products and services, our apartment communities have been aggregated into one reportable segment for the six months ended June 30, 2009 and 2008.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157, Fair Value Measurements, states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, FSP SFAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We early adopted FSP SFAS No. 157-4 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board, or APB, Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP SFAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements. We have provided these disclosures in Note 12, Fair Value of Financial Instruments.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. In particular, SFAS No. 165 requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 on a prospective basis as of June 30, 2009, which did not have a material impact on our consolidated financial statements. We have provided the disclosures above in Note 2, Summary of Significant Accounting Policies — Interim Financial Data.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166. SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN No. 46(R). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 is not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its previous
FIN No. 46(R) conclusion, including whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or SFAS No. 168, which will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 as of September 30, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
We did not complete any acquisitions during the six months ended June 30, 2009. Our investments in our consolidated properties consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Land	$41,926,000	$41,926,000
Land improvements	22,066,000	22,066,000
Building and improvements	273,829,000	273,171,000
Furniture, fixtures and equipment	10,750,000	10,734,000

	348,571,000	347,897,000

Less: accumulated depreciation	(18,343,000)	(12,630,000)

	$330,228,000	$335,267,000

Depreciation expense for the three months ended June 30, 2009 and 2008 was $2,890,000 and $2,012,000, respectively, and for the six months ended June 30, 2009 and 2008 was $5,764,000 and $3,815,000, respectively.
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
In place leases, net of accumulated amortization of $0 and $185,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 0 months and 4 months as of June 30, 2009 and December 31, 2008, respectively).	$—	$181,000
Tenant relationships, net of accumulated amortization of $0 and $69,000 as of June 30, 2009 and December 31, 2008, respectively, (with a weighted average remaining life of 0 months and 4 months as of June 30, 2009 and December 31, 2008, respectively).	—	68,000

	$—	$249,000

Amortization expense recorded on the identified intangible assets, net for the three months ended June 30, 2009 and 2008 was $34,000 and $513,000, respectively, and for the six months ended June 30, 2009 and 2008 was $249,000 and $1,304,000, respectively.
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Deferred financing costs, net of accumulated amortization of $391,000 and $225,000 as of June 30, 2009 and December 31, 2008, respectively	$1,584,000	$1,750,000
Prepaid expenses and deposits	427,000	598,000

	$2,011,000	$2,348,000

Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2009 and 2008 was $83,000 and $377,000, respectively, and for the six months ended June 30, 2009 and 2008 was $166,000 and $480,000, respectively.
6. Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate
Mortgage Loan Payables, Net
Mortgage loan payables were $218,304,000 ($217,575,000, net of discount) and $218,510,000 ($217,713,000, net of discount) as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we had 10 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of June 30, 2009, we had $157,304,000 ($156,575,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum. As of December 31, 2008, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2008, we had $157,510,000 ($156,713,000, net of discount), of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.64% per annum.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of June 30, 2009 and December 31, 2008, we were in compliance with all such requirements, or obtained waivers for any instances of non-compliance. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. All but two of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar and Towne Crossing Apartments have monthly principal and interest payments.
Mortgage loan payables, net consisted of the following as of June 30, 2009 and December 31, 2008:

Property	Interest Rate	Maturity Date	June 30, 2009	December 31, 2008
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,435,000	9,513,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,918,000	15,046,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	17,651,000

			157,304,000	157,510,000

Variable Rate Debt:
Creekside Crossing	2.49%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.51%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.54%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			218,304,000	218,510,000

Less: discount			(729,000)	(797,000)

Mortgage loan payables, net			$217,575,000	$217,713,000

*	Represents the interest rate in effect as of June 30, 2009. In addition, pursuant to the terms of the related loan documents the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.
The principal payments due on our mortgage loan payables as of June 30, 2009 for the six months ending December 31, 2009, and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2009	$209,000
2010	$588,000
2011	$701,000
2012	$734,000
2013	$1,189,000
Thereafter	$214,883,000

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Unsecured Note Payables to Affiliate
The unsecured note payables with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of Grubb & Ellis Company, or our sponsor, are evidenced by unsecured promissory notes, which bear interest at a fixed rate and require monthly interest-only payments for the terms of the unsecured note payables to affiliate. As of June 30, 2009 and December 31, 2008, the outstanding principal amount under the unsecured note payables to affiliate was $9,100,000 as follows:

Date of Note	Amount	Maturity Date		Interest Rate
06/27/08	$3,700,000	11/10/09	*	8.43%
09/15/08	$5,400,000	09/15/09	**	5.00%

*	We executed an extension agreement, effective May 10, 2009, to extend the previously extended maturity date from

May 10, 2009 to November 10, 2009.

**	We executed an extension agreement, effective March 9, 2009, to extend the maturity date from March 15, 2009 to

September 15, 2009.
Because these loans are related party loans, the terms of the loans and the unsecured notes, including any extensions thereof, were approved by our board of directors, including a majority of our independent directors, and were deemed fair, competitive and commercially reasonable by our board of directors.
On March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our initial offering and our follow-on offering, or our offerings, less funds to conduct our operations, are first applied toward the payoff of our loan in the principal amount of up to $10,000,000 with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, and then to NNN Realty Advisors.
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
We are required by the terms of the Wachovia Loan Agreement, as amended, and applicable loan documents, to meet certain convenants and reporting requirements. As of June 30, 2009 and December 31, 2008, we were in compliance with all such requirements, or obtained waivers for any instances of non-compliance. As of June 30, 2009 and December 31, 2008, the outstanding principal amount under the Wachovia Loan was $2,600,000 and $3,200,000, respectively, at a variable interest rate of 5.84% and 6.94% per annum, respectively.

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
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred during our initial offering are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee, which generally represent 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our initial offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering. As of June 30, 2009 and December 31, 2008, our advisor and its affiliates have incurred expenses of $4,333,000 and $3,751,000, respectively, in excess of 1.5% of the gross proceeds of our initial offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2009 and December 31, 2008. To the extent we raise additional proceeds from our initial offering, these amounts may become our liability. On July 17, 2009, we terminated our initial offering. As such, only $7,000 of the $4,333,000 became our liability in July 2009. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of June 30, 2009, our advisor and its affiliates have incurred expenses of $839,000 related to our follow-on offering. As of June 30, 2009, we have not reimbursed our advisor or its affiliates for these expenses incurred in our follow-on offering, and these expenses are not recorded in our accompanying condensed consolidated financial statements, since such expenses do not become our liability until our follow-on offering is declared effective by the SEC, which occurred on July 17, 2009, and only to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds of our follow-on offering.
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

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Related Party Transactions
Fees and Expenses Paid to Affiliates
Some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our initial offering, we entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. On June 23, 2009, our board of directors, including a majority of our independent directors, approved the renewal of the Advisory Agreement with our advisor for an additional one year term, which expires on July 18, 2010 and is subject to successive one year renewals upon the mutual consent of the parties. On June 22, 2009, we also entered into a dealer manager agreement, or the Dealer Manager Agreement, with our dealer manager for our follow-on offering, which we commenced July 20, 2009. Grubb & Ellis Company is our sponsor and the parent company of Grubb & Ellis Securities. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses, related to our offerings. In the aggregate, for the three months ended June 30, 2009 and 2008, we incurred $1,796,000 and $5,440,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $3,490,000 and $9,409,000, respectively, to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Initial Offering
Pursuant to our initial offering, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2009 and 2008, we incurred $219,000 and $1,467,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $483,000 and $2,630,000, respectively in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our initial offering.
Follow-on offering
Pursuant to our follow-on offering which we commenced July 20, 2009, our dealer manager will receive selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers.
Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements, and Follow-On Offering Dealer Manager Fees
Initial Offering
Pursuant to our initial offering, our dealer manager receives non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we may reimburse our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates may re-allow all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended June 30, 2009 and 2008, we incurred $75,000 and $535,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $170,000 and $977,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Follow-On Offering
Pursuant to our follow-on offering, our dealer manager will generally receive a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers.
Other Organizational and Offering Expenses
Initial Offering
Our other organizational and offering expenses for our initial offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2009 and 2008, we incurred $46,000 and $318,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $103,000 and $568,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
We will reimburse our dealer manager and its affiliates for their costs in connection with our follow-on offering in an amount up to 1.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering other than shares of our common stock sold pursuant to the DRIP.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. For the three months ended June 30, 2009 and 2008, we incurred $0 and $1,650,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $0 and $2,528,000, respectively, in acquisition fees to our advisor or its affiliates. For the three and six months ended June 30, 2009, acquisition fees were expensed as incurred in accordance with SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). For the three and six months ended June 30, 2008, acquisition fees were capitalized as part of the purchase price allocations.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Acquisition expenses, excluding amounts paid to third parties, will not exceed 0.5% of the contract purchase price of the properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. For the three months ended June 30, 2009 and 2008, we incurred $0 and $1,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $0 and $3,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. For the three and six months ended June 30, 2009, acquisition expenses were expensed as incurred in accordance with SFAS No. 141(R). For the three and six months ended June 30, 2008, acquisition expenses were capitalized as part of the purchase price allocations.
Operational Stage
Asset Management Fee
Our advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets in an amount that equaled one-twelfth of 1.0% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum, cumulative, non-compounded, on average invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter.

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
For the three months ended June 30, 2009 and 2008, we incurred $0 and $639,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $0 and $1,204,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended June 30, 2009 and 2008, we incurred property management fees of $269,000 and $284,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $536,000 and $534,000, respectively, to our advisor and its affiliate, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel Payroll
For the three months ended June 30, 2009 and 2008, Residential Management incurred payroll for on-site personnel on our behalf of $1,018,000 and $479,000, respectively, and for the six months ended June 30, 2009 and 2008, Residential Management incurred payroll for on-site personnel on our behalf of $1,899,000 and $785,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended June 30, 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.7% and 64.1%, respectively, for the 12 months ended June 30, 2009.
For the three months ended June 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $6,000 and $45,000, respectively, and for the six months ended June 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $9,000 and $107,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2009 and 2008, we incurred $31,000 and $20,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $43,000 and $27,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended June 30, 2009 and 2008, our advisor and its affiliates incurred $6,000 and $13,000, respectively, and for the six months ended June 30, 2009 and 2008, our advisor and its affiliates incurred $13,000 and $23,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of our initial offering.
Liquidity Stage
Disposition Fees
Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee up to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norms. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2009 and 2008, we did not incur such disposition fees.
Incentive Distribution upon Sales
In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (i) the amount of capital we invested in our operating partnership; (ii) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (iii) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2009 and 2008, we did not incur such distributions.
Incentive Distribution upon Listing
In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and six months ended June 30, 2009 and 2008, we did not incur such distributions.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Fees Payable upon Internalization of the Advisor
In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and six months ended June 30, 2009 and 2008, we did not incur such fees.
Accounts Payable Due to Affiliates, Net
The following amounts were outstanding to affiliates as of June 30, 2009 and December 31, 2008:

Entity	Fee	June 30, 2009	December 31, 2008
Grubb & Ellis Realty Investors	Operating Expenses	$45,000	$10,000
Grubb & Ellis Realty Investors	Offering Costs	47,000	157,000
Grubb & Ellis Realty Investors	On-site Personnel Payroll	—	—
Grubb & Ellis Realty Investors	Acquisition Related Expenses	—	1,000
Grubb & Ellis Securities	Selling Commissions and Marketing Support Fees	32,000	30,000
Residential Management	Property Management Fees	92,000	85,000
Realty	Asset and Property Management Fees	—	581,000

		$216,000	$864,000

Unsecured Note Payables to Affiliate
For the three months ended June 30, 2009 and 2008, we incurred $132,000 and $2,000, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $247,000 and $46,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.
10. Redeemable Special Limited Partnership Interest
Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the carrying value of the special limited partnership interest as of each balance sheet date. As of June 30, 2009 and December 31, 2008, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0.
11. Equity
Common Stock
On January 10, 2006, our advisor purchased 22,223 shares of our common stock for a total cash consideration of $200,000 and was admitted as our initial stockholder. Through June 30, 2009, we had granted 13,000 shares of restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, 800 of which were forfeited in November 2006. Through June 30, 2009, we had issued 15,694,749 shares of our common stock in connection with our initial offering and 774,126 shares of our common stock under the DRIP, and repurchased 248,811 shares of our common stock under our share repurchase plan. As of June 30, 2009 and December 31, 2008, we had 16,254,487 and 15,488,810 shares, respectively, of our common stock outstanding.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Through July 17, 2009, we were offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share in our initial offering. On July 20, 2009, we commenced a best efforts follow-on offering through which we are offering for sale 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. Our charter authorizes us to issue 300,000,000 shares of our common stock.
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2009 and December 31, 2008, no shares of preferred stock were issued and outstanding.
Noncontrolling Interest
As of June 30, 2009 and December 31, 2008, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interest.
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our initial offering. For the three months ended June 30, 2009 and 2008, $1,055,000 and $854,000, respectively, in distributions were reinvested and 111,099 and 89,862 shares of our common stock, respectively, were issued under the DRIP. For the six months ended June 30, 2009 and 2008, $2,275,000 and $1,565,000, respectively, in distributions were reinvested and 239,435 and 164,745 shares of our common stock, respectively, were issued under the DRIP. As of June 30, 2009 and December 31, 2008, a total of $7,355,000 and $5,080,000, respectively, in distributions were reinvested and 774,126 and 534,691 shares of our common stock, respectively, were issued under the DRIP.
We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our follow-on offering.
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
The share repurchase plan provides that we may, in our sole discretion, repurchase shares of our common stock on a quarterly basis. On March 27, 2009 and June 23, 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it is in our best interest to conserve cash, and therefore, no other repurchases requested during or prior to the first and second quarters of 2009 will be made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares that has not yet been effected, we will consider those requests at the end of the third quarter of 2009, unless the stockholder withdraws the request.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended June 30, 2009 and 2008, we repurchased 60,457 shares of our common stock for an aggregate of $604,000, and 4,923 shares of our common stock for an aggregate of $46,000, respectively. For the six months ended June 30, 2009 and 2008, we repurchased 164,503 shares of our common stock for an aggregate of $1,578,000, and 10,123 shares of our common stock for an aggregate of $98,000, respectively. As of June 30, 2009 and December 31, 2008, we had repurchased 248,811 shares of our common stock for an aggregate amount of $2,375,000, and 84,308 shares of our common stock for an aggregate amount of $797,000, respectively.
2006 Incentive Award Plan
Under the terms of the 2006 Incentive Award Plan, or the 2006 Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.
On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 Plan, to our independent directors under the 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007, June 25, 2008, and June 23, 2009, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended June 30, 2009 and 2008, we recognized compensation expense of $11,000 and $9,000, respectively, and for the six months ended June 30, 2009 and 2008, we recognized compensation expense of $15,000 and $12,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.
As of June 30, 2009 and December 31, 2008, there was $60,000 and $45,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of June 30, 2009, this expense is expected to be recognized over a remaining weighted average period of 2.8 years.
As of June 30, 2009 and December 31, 2008, the fair value of the nonvested shares of restricted common stock was $66,000 and $54,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of June 30, 2009 and December 31, 2008, and the changes for the six months ended June 30, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2008	5,400	$10.00
Granted	3,000	10.00
Vested	(1,800)	10.00
Forfeited	—	—

Balance — June 30, 2009	6,600	$10.00

Expected to vest — June 30, 2009	6,600	$10.00

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
12. Fair Value of Financial Instruments
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
The table below presents our assets measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total
Assets
Money market funds	$3,000	$—	$—	$3,000

Total assets at fair value	$3,000	$—	$—	$3,000

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.
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
The fair value of the mortgage loan payables and the Wachovia Loan is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2009 and December 31, 2008, the fair value of the mortgage loan payables was $215,665,000 and $215,274,000, respectively, compared to the carrying value of $217,575,000 and $217,713,000, respectively. As of June 30, 2009 and December 31, 2008, the fair value of the Wachovia Loan was $2,599,000 and $3,194,000, respectively, compared to a carrying value of $2,600,000 and $3,200,000, respectively.
13. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2009 and December 31, 2008, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Grubb & Ellis Apartment REIT, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2009, we owned seven properties located in Texas and two properties in Georgia, which accounted for 56.1% and 15.1%, respectively, of our total revenues for the six months ended June 30, 2009. As of June 30, 2008, we owned seven properties in Texas and two properties in Virginia, which accounted for 74.5% and 19.6% of our total revenues for the six months ended June 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
14. Per Share Data
We report earnings (loss) per share pursuant to SFAS No. 128, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of June 30, 2009 and 2008, we did not have any securities that give rise to potentially dilutive shares of our common stock.
15. Subsequent Events
Status of our Initial Offering
We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued under the DRIP.
Status of our Follow-On Offering
On July 20, 2009, we commenced a best efforts follow-on offering through which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share pursuant to the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. As of July 31, 2009, we had received and accepted subscriptions in our follow-on offering for 5,000 shares of our common stock, or $50,000, excluding shares of our common stock issued under the DRIP.
Share Repurchases
In July 2009, we repurchased 28,173 shares of our common stock, for an aggregate amount of $282,000, under our share repurchase plan.
Amendment to the Advisory Agreement
Effective July 17, 2009, we entered into Amendment No. 2 to the Advisory Agreement with our advisor. In addition to defining the term “real estate-related securities,” Amendment No. 2 provides a 2.0% origination fee to our advisor or its affiliates as compensation for the acquisition of real estate-related securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2009 and December 31, 2008, together with our results of operations and cash flows for the three and six months ended June 30, 2009 and 2008.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our equity offerings; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore, we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.
We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, through which we offered 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $1,047,500,000. As of June 30, 2009, we had received and accepted subscriptions in our initial offering for 15,694,749 shares of our common stock, or $156,782,000, excluding shares of our common stock issued under the DRIP. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued under the DRIP.

On July 20, 2009, we commenced a best efforts follow-on offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering will include up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share pursuant to the primary offering and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement had a one year term that expired on July 18, 2009 and was subject to successive one year renewals upon the mutual consent of the parties. On June 23, 2009, our board of directors, including a majority of our independent directors, approved the renewal of the Advisory Agreement with our advisor for an additional one year term, which expires on July 18, 2010 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and securities we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, and Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.
As of June 30, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, and an aggregate purchase price of $340,530,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on
Form 10-K, as filed with the SEC on March 24, 2009, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.

Acquisitions in 2009
There were no acquisitions completed during the six months ended June 30, 2009. For information regarding our consolidated properties, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.
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
Offering Proceeds
If we fail to raise significant proceeds from the sale of shares of our common stock, we will not have enough proceeds to invest in a diversified real estate portfolio, which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices, which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2008 and continue to comply with such regulations.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2009 and 2008
Our operating results are primarily comprised of income derived from our portfolio of apartment communities.
Except where otherwise noted, the change in our results of operations is due to owning 13 properties as of June 30, 2009 as compared to owning 12 properties as of June 30, 2008.

Revenues
For the three months ended June 30, 2009, revenues were $9,259,000 as compared to $7,267,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, revenues were comprised of rental income of $8,316,000 and other property revenues of $943,000. For the three months ended June 30, 2008, revenues were comprised of rental income of $6,494,000 and other property revenues of $773,000.
For the six months ended June 30, 2009, revenues were $18,637,000 as compared to $13,572,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, revenues were comprised of rental income of $16,724,000 and other property revenues of $1,913,000. For the six months ended June 30, 2008, revenues were comprised of rental income of $12,165,000 and other property revenues of $1,407,000.
Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues is due to the increase in the number of properties, as discussed above.
The aggregate occupancy for the properties was 92.6% as of June 30, 2009 as compared to 93.1% as of June 30, 2008.
Rental Expenses
For the three months ended June 30, 2009, rental expenses were $4,586,000 as compared to $3,797,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, rental expenses were $8,944,000 as compared to $6,977,000 for the six months ended June 30, 2008. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Real estate taxes	$1,327,000	$1,266,000	$2,869,000	$2,456,000
Administration	1,620,000	1,079,000	2,908,000	1,932,000
Utilities	659,000	563,000	1,301,000	1,018,000
Repairs and maintenance	552,000	503,000	1,049,000	823,000
Property management fees	269,000	284,000	536,000	534,000
Insurance	159,000	102,000	281,000	214,000

Total rental expenses	$4,586,000	$3,797,000	$8,944,000	$6,977,000

The increase in the number of properties as discussed above as well as a complete three months of operations for the 2008 acquisitions accounted for $950,000 of the increase in rental expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, partially offset by a $79,000 decrease in property management fees and a $108,000 decrease in real estate taxes. The increase in the number of properties as discussed above as well as a complete six months of operations for the 2008 acquisitions accounted for $2,189,000 of the increase in rental expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, partially offset by a $139,000 decrease in property management fees and a $149,000 decrease in real estate taxes.
For the three months ended June 30, 2009 and 2008, rental expenses as a percentage of revenue were 49.5% and 52.2%, respectively, and for the six months ended June 30, 2009 and 2008, rental expenses as a percentage of revenue were 48.0% and 51.4%, respectively.

General and Administrative
For the three months ended June 30, 2009, general and administrative was $441,000 as compared to $1,148,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, general and administrative was $990,000 as compared to $2,241,000 for the six months ended June 30, 2008. General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Bad debt expense	$149,000	$162,000	$329,000	$272,000
Professional and legal fees	73,000	151,000	248,000	404,000
Director and officers’ insurance premiums	57,000	53,000	114,000	105,000
Postage and Delivery	35,000	39,000	52,000	45,000
Transfer agent services	31,000	20,000	43,000	27,000
Bank charges	28,000	10,000	60,000	15,000
Franchise taxes	26,000	4,000	54,000	16,000
Directors’ fees	20,000	23,000	45,000	45,000
Asset management fees	—	639,000	—	1,204,000
Acquisition related audit fees to comply with the provisions of Article 3-14 of Regulation S-X	—	—	—	18,000
Other	22,000	47,000	45,000	90,000

Total general and administrative	$441,000	$1,148,000	$990,000	$2,241,000

The decrease in general and administrative for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily due to the decrease in asset management fees to zero in 2009. Effective January 1, 2009, our advisor has waived the asset management fee it is entitled to receive from us until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.
For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, professional and legal fees decreased primarily due to a $23,000 decrease in processing and printing fees, primarily a result of negotiated reduced rates on processing and printing our 2008 Annual Report on Form 10-K. In addition, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, professional and legal fees decreased primarily due to a $138,000 decrease in audit fees related to the filing of our 2008 Annual Report on Form 10-K and first quarter 2009 report on Form 10-Q.
Depreciation and Amortization
For the three months ended June 30, 2009, depreciation and amortization was $2,924,000 as compared to $2,525,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, depreciation and amortization was comprised of depreciation on the properties of $2,890,000 and amortization of identified intangible assets of $34,000. For the three months ended June 30, 2008, depreciation and amortization was comprised of depreciation on the properties of $2,012,000 and amortization of identified intangible assets of $513,000.
For the six months ended June 30, 2009, depreciation and amortization was $6,013,000 as compared to $5,119,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, depreciation and amortization was comprised of depreciation on the properties of $5,764,000 and amortization of identified intangible assets of $249,000. For the six months ended June 30, 2008, depreciation and amortization was comprised of depreciation on the properties of $3,815,000 and amortization of identified intangible assets of $1,304,000.

Interest Expense
For the three months ended June 30, 2009, interest expense was $2,894,000 as compared to $2,862,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, interest expense was $5,755,000 as compared to $5,231,000 for the six months ended June 30, 2008. Interest expense consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest expense on mortgage loan payables	$2,598,000	$2,245,000	$5,179,000	$4,229,000
Amortization of deferred financing fees - mortgage loan payables	58,000	35,000	116,000	63,000
Amortization of debt discount	34,000	34,000	68,000	68,000
Interest expense on the Wachovia Loan	47,000	204,000	95,000	408,000
Amortization of deferred financing fees - lines of credit	25,000	342,000	50,000	417,000
Interest expense on unsecured note payables to affiliate	132,000	2,000	247,000	46,000

Total interest expense	$2,894,000	$2,862,000	$5,755,000	$5,231,000

The increase in interest expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to the increase in mortgage loan payables as a result of the increase in the number of properties owned. The increase in interest expense was offset by the decrease in interest expense on our loan of up to $10,000,000 with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, as a result of lower interest rates and a lower outstanding balance on the Wachovia Loan during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Further, amortization of deferred financing fees — lines of credit decreased primarily due to the June 2008 termination of a $75,000,000 secured revolving line of credit we had with Wachovia and LaSalle Bank National Association, which resulted in a write off of $243,000 of deferred financing fees in the second quarter of 2008.
Interest and Dividend Income
For the three months ended June 30, 2009, interest and dividend income was $0 as compared to $5,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, interest and dividend income was $1,000 as compared to $15,000 for the six months ended June 30, 2008. For such periods, interest and dividend income was related primarily to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates in the first and second quarter of 2008 as compared to the first and second quarter of 2009.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our initial offering and our follow-on offering, or our offerings, to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay the Wachovia Loan and our unsecured note payables to affiliate.
Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $5,457,000 to pay interest on our outstanding indebtedness in the remaining six months of 2009, based on rates in effect as of June 30, 2009. In addition, we estimate that we will require $11,909,000 to pay principal on our outstanding indebtedness in the remaining six months of 2009, which includes $9,100,000 in principal on our unsecured note payables to NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of our sponsor. However, on March 18, 2009, we received a letter from NNN Realty Advisors expressing its intent to renew the unpaid balance of the unsecured note payables, if any such amounts remain unpaid as of the related maturity dates, so long as our net equity proceeds from our offerings, less funds to conduct our operations, are first applied toward the payoff of the Wachovia Loan and then to NNN Realty Advisors. As of August 11, 2009, the outstanding principal amount under the Wachovia Loan was $1,900,000. The Wachovia Loan has a maturity date of November 1, 2009. If we are unable to obtain an extension or renewal or a new line of credit before the line of credit comes due it may have a material effect on our operations, liquidity and/or capital resources.

In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which during our offerings include payments to our advisor or its affiliates for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions, non-accountable marketing support fees, due diligence expense reimbursements and dealer manager fees.
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
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds from our offerings, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates, which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
As of June 30, 2009, we estimate that our expenditures for capital improvements will require up to $383,000 for the remaining six months of 2009. As of June 30, 2009, we had $377,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions, which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.

Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2009 and 2008 were $2,042,000 and $1,189,000, respectively. For the six months ended June 30, 2009, cash flows provided by operating activities related primarily to the operations of our 13 properties, partially offset by the $426,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2008 real estate taxes and business taxes. Cash flows provided by operating activities for the six months ended June 30, 2009 was also offset by the $539,000 decrease in accounts payable due to affiliates, net primarily due to the $581,000 payment of the asset management fees related to the fourth quarter 2008, as well as no accrual needed for asset management fees for the first and second quarter of 2009. For the six months ended June 30, 2008, cash flows provided by operating activities related primarily to the operations of our 12 properties resulting as well as an increase in accounts payable and accrued liabilities of $832,000 and an increase in accounts payable due to affiliates, net of $458,000. We anticipate cash flows provided by operating activities to increase as we purchase more properties.
Cash flows used in investing activities for the six months ended June 30, 2009 and 2008 were $1,104,000 and $87,813,000, respectively. For the six months ended June 30, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $470,000 and the payment of capital expenditures in the amount of $615,000. For the six months ended June 30, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $87,804,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.
Cash flows provided by financing activities for the six months ended June 30, 2009 and 2008 were $962,000 and $88,563,000, respectively. For the six months ended June 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors of $6,831,000, partially offset by share repurchases of $1,578,000, the payment of offering costs of $864,000 and distributions in the amount of $2,834,000. For the six months ended June 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $38,718,000 and borrowings on our mortgage loan payables of $54,651,000, partially offset by the payment of offering costs of $4,135,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.
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
For the six months ended June 30, 2009, we paid distributions of $5,109,000 ($2,834,000 in cash and $2,275,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $2,042,000. For the six months ended June 30, 2008, we paid distributions of $3,405,000 ($1,840,000 in cash and $1,565,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $1,189,000. From our inception through June 30, 2009, we paid cumulative distributions of $16,508,000 ($9,153,000 in cash and $7,355,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $6,105,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our initial offering. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, other than those limits imposed by our organizational documents and Maryland law. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distribution.
As of June 30, 2009, we had an amount payable of $137,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of June 30, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive from us until the quarter following the quarter in which we generate FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offerings or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the six months ended June 30, 2009 and 2008, our FFO was $2,949,000 and $(861,000), respectively. From our inception through June 30, 2009, our cumulative FFO was $1,415,000. From our inception through June 30, 2009, we paid cumulative distributions of $16,508,000. Of this amount, $1,415,000 was covered by our FFO. The distributions paid in excess of our FFO were paid using proceeds from our initial offering.
Capital Resources
Financing
We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds from our offerings. As of June 30, 2009, our aggregate borrowings were 67.5% of all of the combined fair market value of all of our real estate and real estate-related investments due to short-term financing we incurred to purchase Kedron Village and Canyon Ridge Apartments.
Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of June 30, 2009, our leverage did not exceed 300.0% of our net assets.
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
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of June 30, 2009, we had 13 mortgage loans outstanding in the aggregate principal amount of $218,304,000 ($217,575,000, net of discount).
As of June 30, 2009, we had $2,600,000 outstanding under the Wachovia Loan, a variable rate, term loan due November 1, 2009, at an interest rate of 5.84% per annum.
Also, as of June 30, 2009, we had $9,100,000 outstanding under unsecured note payables to NNN Realty Advisors at a weighted average interest rate of 6.39% per annum.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of June 30, 2009, we were in compliance with all such requirements or obtained waivers for any instances of non-compliance and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2009, the weighted average effective interest rate on our outstanding debt was 4.80% per annum.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments — fixed rate debt	$9,309,000	$1,289,000	$1,879,000	$153,927,000	$166,404,000
Interest payments — fixed rate debt	4,621,000	17,606,000	17,456,000	23,687,000	63,370,000
Principal payments — variable rate debt	2,600,000	—	44,000	60,956,000	63,600,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2009)	836,000	3,112,000	3,117,000	2,475,000	9,540,000

Total	$17,366,000	$22,007,000	$22,496,000	$241,045,000	$302,914,000

Off-Balance Sheet Arrangements
As of June 30, 2009, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Inflation
Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit tenants to leave at the end of the lease term, and therefore, will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which it believes more accurately reflects the operating performance of a REIT such as us. FFO is not equivalent to our net income or loss as defined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.
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
The following is the calculation of FFO for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(1,586,000)	$(3,060,000)	$(3,064,000)	$(5,981,000)
Add:
Net loss attributable to noncontrolling interests	—	—	—	1,000
Depreciation and amortization — consolidated properties	2,924,000	2,525,000	6,013,000	5,119,000

FFO	$1,338,000	$(535,000)	$2,949,000	$(861,000)

FFO per share — basic and diluted	$0.08	$(0.05)	$0.19	$(0.08)

Weighted average common shares outstanding — basic and diluted	16,042,294	11,368,448	15,866,555	10,364,248

FFO reflects acquisition related expenses of interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring the lines of credit and other acquisition related expenses, as well as amortization of debt discount as detailed above under Results of Operations — Comparison of the Three and Six Months Ended June 30, 2009 and 2008.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net loss to net operating income for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(1,586,000)	$(3,060,000)	$(3,064,000)	$(5,981,000)
Add:
General and administrative	441,000	1,148,000	990,000	2,241,000
Depreciation and amortization	2,924,000	2,525,000	6,013,000	5,119,000
Interest expense	2,894,000	2,862,000	5,755,000	5,231,000
Less:
Interest and dividend income	—	(5,000)	(1,000)	(15,000)

Net operating income	$4,673,000	$3,470,000	$9,693,000	$6,595,000

Subsequent Events
For a discussion of subsequent events, see Note 15, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, other than those listed in Part II, Item 1A. Risk Factors.
The table below presents, as of June 30, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$9,309,000	588,000	701,000	734,000	1,145,000	153,927,000	166,404,000	*

Weighted average interest rate on maturing debt	6.37%	5.32%	5.32%	5.32%	5.47%	5.58%	5.62%	—%
Variable rate debt - principal payments	$2,600,000	—	—	—	44,000	60,956,000	63,600,000	58,149,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2009)	5.84%	—%	—%	—%	2.54%	2.52%	2.65%	—%

*	The estimated fair value of our fixed rate mortgage loan payables was $160,115,000 as of June 30, 2009. The estimated fair value of the $9,100,000 unsecured note payables to an affiliate as of June 30, 2009 is not determinable due to the related party nature of the note.
Mortgage loan payables were $218,304,000 ($217,575,000, net of discount) as of June 30, 2009. As of June 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of June 30, 2009, $157,304,000 ($156,575,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.
In addition, as of June 30, 2009, we had $2,600,000 outstanding under the Wachovia Loan at a variable interest rate of 5.84% per annum. Also, as of June 30, 2009, we had $9,100,000 outstanding under unsecured note payables to an affiliate at a weighted average interest rate of 6.39% per annum.
Borrowings as of June 30, 2009 bore interest at a weighted average effective interest rate of 4.80% per annum.
An increase in the variable interest rate on the Wachovia Loan and our three variable interest rate mortgages constitutes a market risk. As of June 30, 2009, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $318,000, or 2.88%.
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
As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 24, 2009, except as noted below.
Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, availability to make additional investments or our ability to dispose of our investments.
We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our initial public offering, or our initial offering, and from borrowed funds. We may continue to pay distributions from the net proceeds of our initial offering and our follow-on offering, or our offerings, or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions is determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a real estate investment trust, or REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our offerings, or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, other than those limits imposed by our organizational documents and Maryland law. Therefore, all or any portion of a distribution to our stockholders may be paid from offering proceeds.
For the six months ended June 30, 2009, we paid distributions of $5,109,000 ($2,834,000 in cash and $2,275,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), as compared to cash flows from operations of $2,042,000. From our inception through June 30, 2009, we paid cumulative distributions of $16,508,000 ($9,153,000 in cash and $7,355,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $6,105,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our initial offering. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, other than those limits imposed by our organizational documents and Maryland law. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distribution. For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of June 30, 2009, we had an amount payable of $137,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our offerings or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the six months ended June 30, 2009, our FFO was $2,949,000. From our inception through June 30, 2009, our cumulative FFO was $1,415,000. From our inception through June 30, 2009, we paid cumulative distributions of $16,508,000. Of this amount, $1,415,000 was covered by our FFO. The distributions paid in excess of our FFO were paid using proceeds from our initial offering. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses, and we may not be profitable or realize growth in the value of our investments. Many of our initial losses can be attributed to start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue, and many of our recent losses can be attributed to the current economic environment and capital constraints. For a further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto in our most recently filed Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, for a discussion of our operational history and the factors for our losses.
If we internalize our management functions, our stockholders’ interests in us could be diluted, and we could incur other significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of the interests of our stockholders and could reduce the net income per share and funds from operations per share attributable to our stockholders’ investments.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investments. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute our stockholders and the value of shares of our common stock.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor may not be employed by us, but instead may remain employees of our sponsor or its affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

Further, such an inability to manage an internalization transaction effectively, potential conflicts of interests arising from an internalization of our management functions, and/or other problems experienced with this possible transaction could lead to stockholder lawsuits. If such lawsuits are filed against us, the cost of defending the lawsuits is likely to be expensive and, even if we ultimately prevail, the process will divert our attention from operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount any such damages; however, they may be significant and may reduce our cash available for operations or future distributions to our shareholders.
The recent downturn in the credit markets may increase the cost of borrowing, and may make it difficult for us to obtain extensions or renewals or refinancing on our maturing line of credit, which may have a material adverse effect on our operations, liquidity and/or capital resources.
On November 1, 2007, we entered into a loan agreement and pledge agreement with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan and Pledge Agreement, as amended, which has a maturity date of November 1, 2009. Pursuant to the Wachovia Loan and Pledge Agreement, as amended, we granted Wachovia security interests in 10 of our subsidiaries which acquired 10 properties.
As of August 11, 2009, the outstanding principal amount under the Wachovia Loan and Pledge Agreement was $1,900,000.
Recent events in the financial markets have had an adverse effect on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. The negative impact on the tightening of the credit markets may have an adverse effect on our ability to obtain extensions or renewals or refinancing for our maturing line of credit on favorable terms, such as the Wachovia Loan and Pledge Agreement discussed above, if at all. The negative impact of the recent adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations, liquidity and capital resources.
Our success is dependent on the performance of our sponsor.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor, Grubb & Ellis Company. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow-down in our sponsor’s industry, which our sponsor anticipates will continue through 2009. In August 2009, our sponsor reported a decrease in revenues for the first six months of 2009, compared with revenues for the first six months of 2008 and an increase in net losses for the first six months of 2009, compared with net losses for the first six months of 2008. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced, and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.
Dramatic increases in our insurance rates could adversely affect our cash flows and our ability to pay future distributions to our stockholders.
Recently, prices for insurance coverage have increased dramatically. We may not be able to renew our insurance coverage at our current or reasonable rates nor can we estimate the amount of potential increases of policy premiums. As a result, our cash flows could be adversely impacted by increased premiums.

Our board of directors may change our investment objectives without seeking stockholder approval.
Our board of directors may change our investment objectives without seeking stockholder approval if our board of directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in our stockholders’ best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
On July 19, 2006, we commenced our initial offering of up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, aggregating up to $1,047,500,000. The shares of our common stock offered in our initial offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, which was declared effective by the SEC on July 19, 2006. Our initial offering terminated July 17, 2009.
As of June 30, 2009, we had received and accepted subscriptions in our initial offering for 15,694,749 shares of our common stock, or $156,782,000. As of June 30, 2009, a total of $7,355,000 in distributions were reinvested and 774,126 shares of our common stock were issued under the DRIP.
As of June 30, 2009, we had incurred marketing support fees of $3,918,000, selling commissions of $10,847,000 and due diligence expense reimbursements of $141,000. We had also incurred offering expenses of $2,354,000. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds raised will not exceed 11.5%.
As of June 30, 2009, we had used $121,478,000 in proceeds from our initial offering to purchase our 13 properties and repay debt incurred in connection with such acquisitions.
Unregistered Sales of Equity Securities
On June 23, 2009, we issued an aggregate of 3,000 shares of restricted common stock to our independent directors pursuant to our 2006 Incentive Award Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.
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

During the three months ended June 30, 2009, we repurchased shares of our common stock as follows:

(d)
			(c)	Maximum Approximate
			Total Number of Shares	Dollar Value
			Purchased As Part of	of Shares that May
	(a)	(b)	Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

April 1, 2009 to April 30, 2009	60,457	$9.99	60,457	$—	(2)
May 1, 2009 to May 31, 2009	—	$—	—	$—
June 1, 2009 to June 30, 2009	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. As of June 30, 2009, we had repurchased 248,811 shares pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On June 23, 2009, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted to elect each of the individuals below as directors for one year terms and until his or her successor has been elected and qualified. The number of votes for and withheld were as follows:

Election of Directors	For	Withheld
Stanley J. Olander, Jr.	8,504,728	152,999
Glenn W. Bunting, Jr.	8,515,196	142,531
Robert A. Gary, IV	8,514,613	143,114
W. Brand Inlow	8,515,196	142,531
Andrea R. Biller	8,516,138	141,589
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

Grubb & Ellis Apartment REIT, Inc.
(Registrant)

August 11, 2009 Date	By:	/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr. Chief Executive Officer and President (principal executive officer)

August 11, 2009 Date	By:	/s/ Shannon K S Johnson Shannon K S Johnson Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX
Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly-owned subsidiary of our sponsor, Grubb & Ellis Company, on December 7, 2007, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, L.P., Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively. The following Exhibit List refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1		Dealer Manager Agreement, dated June 22, 2009 (included as Exhibit 1.1 to our current report on Form 8-K filed on June 26, 2009 and incorporated herein by reference)

3.1		Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2		Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.3		Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

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

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.