Form 10-Q
period 2009-09-30
Grubb & Ellis Apartment REIT, Inc.
filed 2009-11-12
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 30, 2009, there were 16,700,592 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Real estate investments:
Operating properties, net	$327,654,000	$335,267,000
Cash and cash equivalents	5,266,000	2,664,000
Accounts and other receivables	343,000	395,000
Restricted cash	4,686,000	3,762,000
Identified intangible assets, net	—	249,000
Other assets, net	2,012,000	2,348,000

Total assets	$339,961,000	$344,685,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$217,506,000	$217,713,000
Unsecured note payables to affiliate	9,100,000	9,100,000
Line of credit	1,400,000	3,200,000
Accounts payable and accrued liabilities	6,341,000	5,859,000
Accounts payable due to affiliates, net	144,000	864,000
Security deposits, prepaid rent and other liabilities	1,203,000	1,244,000

Total liabilities	235,694,000	237,980,000

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 16,568,127 and 15,488,810 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	166,000	155,000
Additional paid-in capital	147,436,000	137,775,000
Accumulated deficit	(43,335,000)	(31,225,000)

Total stockholders’ equity	104,267,000	106,705,000
Noncontrolling interest (Note 11)	—	—

Total equity	104,267,000	106,705,000

Total liabilities and equity	$339,961,000	$344,685,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$8,445,000	$8,021,000	$25,169,000	$20,186,000
Other property revenues	960,000	864,000	2,873,000	2,271,000

Total revenues	9,405,000	8,885,000	28,042,000	22,457,000
Expenses:
Rental expenses	4,793,000	4,507,000	13,737,000	11,484,000
General and administrative	333,000	1,212,000	1,323,000	3,453,000
Depreciation and amortization	2,911,000	3,164,000	8,924,000	8,283,000

Total expenses	8,037,000	8,883,000	23,984,000	23,220,000

Income (loss) before other income (expense)	1,368,000	2,000	4,058,000	(763,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(154,000)	(58,000)	(401,000)	(104,000)
Interest expense related to mortgage loan payables, net	(2,723,000)	(2,816,000)	(8,086,000)	(7,176,000)
Interest expense related to lines of credit	(56,000)	(302,000)	(201,000)	(1,127,000)
Interest and dividend income	—	5,000	1,000	20,000

Net loss	(1,565,000)	(3,169,000)	(4,629,000)	(9,150,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	1,000

Net loss attributable to controlling interest	$(1,565,000)	$(3,169,000)	$(4,629,000)	$(9,149,000)

Net loss per share attributable to controlling interest — basic and diluted	$(0.10)	$(0.23)	$(0.29)	$(0.80)

Weighted average number of shares outstanding — basic and diluted	16,384,198	13,499,942	16,040,551	11,417,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$—	$106,705,000	$—
Issuance of common stock	919,862	9,000	9,187,000	—	—	—	9,196,000	—
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	—	8,000	—
Forfeiture of nonvested shares of common stock	(2,000)	—	(2,000)	—	—	—	(2,000)	—
Offering costs	—	—	(1,010,000)	—	—	—	(1,010,000)	—
Amortization of nonvested common stock compensation	—	—	13,000	—	—	—	13,000	—
Issuance of common stock under the DRIP	350,131	4,000	3,323,000	—	—	—	3,327,000	—
Repurchase of common stock	(192,676)	(2,000)	(1,858,000)	—	—	—	(1,860,000)	—
Distributions	—	—	—	—	(7,481,000)	—	(7,481,000)	—
Net loss	—	—	—	—	(4,629,000)	—	(4,629,000)	—

BALANCE — September 30, 2009	16,568,127	$166,000	$147,436,000	$—	$(43,335,000)	$—	$104,267,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$1,000	$66,057,000	$—
Issuance of common stock	5,590,777	56,000	55,787,000	—	—	—	55,843,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(6,112,000)	—	—	—	(6,112,000)	—
Amortization of nonvested common stock compensation	—	—	10,000	—	—	—	10,000	—
Issuance of common stock under the DRIP	274,629	3,000	2,606,000	—	—	—	2,609,000	—
Repurchase of common stock	(19,588)	—	(185,000)	—	—	—	(185,000)	—
Distributions	—	—	—	—	(6,006,000)	—	(6,006,000)	—
Net loss	—	—	—	—	(9,149,000)	(1,000)	(9,150,000)	—

BALANCE — September 30, 2008	14,377,662	$144,000	$127,849,000	$—	$(24,921,000)	$—	$103,072,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,629,000)	$(9,150,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	9,277,000	9,021,000
(Gain) loss on property insurance settlements	(101,000)	26,000
Stock based compensation, net of forfeitures	19,000	17,000
Bad debt expense	388,000	382,000
Changes in operating assets and liabilities:
Accounts and other receivables	(427,000)	(475,000)
Other assets, net	90,000	265,000
Accounts payable and accrued liabilities	939,000	2,366,000
Accounts payable due to affiliates, net	(563,000)	580,000
Security deposits and prepaid rent	(340,000)	(93,000)

Net cash provided by operating activities	4,653,000	2,939,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(469,000)	(124,779,000)
Capital expenditures	(975,000)	(896,000)
Proceeds from property insurance settlements	194,000	360,000
Restricted cash	(924,000)	(1,423,000)

Net cash used in investing activities	(2,174,000)	(126,738,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	78,651,000
Payments on mortgage loan payables	(309,000)	(291,000)
Payments on unsecured note payables to affiliate	—	(7,600,000)
Borrowings on unsecured note payables to affiliate	—	9,100,000
(Repayments) borrowings under the lines of credit, net	(1,800,000)	—
Deferred financing costs	(4,000)	(950,000)
Security deposits	296,000	44,000
Proceeds from issuance of common stock	9,193,000	56,030,000
Repurchase of common stock	(1,860,000)	(185,000)
Payment of offering costs	(1,167,000)	(6,131,000)
Distributions	(4,226,000)	(3,051,000)

Net cash provided by financing activities	123,000	125,617,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,602,000	1,818,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,664,000	1,694,000

CASH AND CASH EQUIVALENTS — End of period	$5,266,000	$3,512,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,373,000	$7,346,000
Income taxes	$97,000	$11,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$35,000	$46,000
Accrued acquisition related expenses	$—	$802,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$—	$2,000
Other assets, net	$—	$141,000
Accounts payable and accrued liabilities	$—	$493,000
Security deposits and prepaid rent	$—	$521,000
Financing Activities:
Issuance of common stock under the DRIP	$3,327,000	$2,609,000
Distributions declared but not paid	$826,000	$826,000
Accrued offering costs	$30,000	$404,000
Receivable for issuance of common stock	$87,000	$136,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
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
On July 20, 2009, we commenced a best efforts follow-on offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share pursuant to the primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of September 30, 2009, we had received and accepted subscriptions in our follow-on offering for 188,408 shares of our common stock, or $1,884,000, excluding shares of our common stock issued under the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement has a one year term that expires on July 18, 2010 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, and Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.
As of September 30, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, with an aggregate purchase price of $340,530,000.

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
Basis of Presentation
Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or FASB Codification, Topic 810, Consolidation, that we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership and as of September 30, 2009 and December 31, 2008, we owned a 99.99% general partnership interest in our operating partnership. As of September 30, 2009 and December 31, 2008, our advisor owned a 0.01% limited partnership interest in our operating partnership, and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. In preparing our accompanying financial statements, management has evaluated subsequent events through November 12, 2009 (the financial statement issue date). We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.
Segment Disclosure
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants, and products and services, our apartment communities have been aggregated into one reportable segment for the nine months ended September 30, 2009 and 2008.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position, or FSP, Statement of Financial Accounting Standards, or SFAS, No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4 (now contained in FASB Codification Section 820-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date Information). FSP SFAS No. 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157, Fair Value Measurements (now contained in FASB Codification Topic 820, Fair Value Measurements and Disclosures), states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, FSP SFAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We early adopted FSP SFAS No. 157-4 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board, or APB, Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP SFAS No. 107-1 and APB Opinion No. 28-1 (now contained in FASB Codification Section 825-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date Information). FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements. We have provided these disclosures in Note 12, Fair Value of Financial Instruments.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165 (now contained in FASB Codification Topic 855, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. In particular, SFAS No. 165 requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 on a prospective basis as of June 30, 2009, which did not have a material impact on our consolidated financial statements. We have provided the disclosures above in Note 2, Summary of Significant Accounting Policies — Interim Financial Data.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (not yet contained in the FASB Codification). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in FASB Codification Topic 860, Transfer and Servicing), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in FASB Codification Topic 810, Consolidation). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 is not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (not yet contained in the FASB Codification), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or SFAS No. 168 (now contained in FASB Codification Topic 105, Generally Accepted Accounting Principles), which became the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. SFAS No. 168 is meant to simplify user access to all authoritative accounting guidance by reorganizing GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 as of September 30, 2009, and the references to GAAP herein have been updated accordingly. The adoption of SFAS No. 168 did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update, or ASU, 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 provides guidance on measuring the fair value of liabilities under FASB Codification Topic 820, Fair Value Measurements and Disclosure. Specifically, the guidance reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, and presumes that the liability is to continue and is not settled with a counterparty. Further, nonperformance risk does not change after transfer of the liability. ASU 2009-05 also provides guidance on the valuation techniques to estimate fair value of a liability in an active and inactive market. ASU 2009-05 is effective for the first interim or annual reporting period beginning after issuance. We will adopt ASU 2009-05 on October 1, 2009, which will only apply to the disclosures provided in Note 12, Fair Value of Financial Instruments. The adoption of ASU 2009-05 is not expected to have a material impact on our footnote disclosures.
3. Real Estate Investments
We did not complete any acquisitions during the nine months ended September 30, 2009. Our investments in our consolidated properties consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Land	$41,926,000	$41,926,000
Land improvements	22,066,000	22,066,000
Building and improvements	274,111,000	273,171,000
Furniture, fixtures and equipment	10,767,000	10,734,000

	348,870,000	347,897,000

Less: accumulated depreciation	(21,216,000)	(12,630,000)

	$327,654,000	$335,267,000

Depreciation expense for the three months ended September 30, 2009 and 2008 was $2,911,000 and $2,575,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $8,675,000 and $6,390,000, respectively.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

In place leases, net of accumulated amortization of $0 and $185,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 0 months and 4 months as of September 30, 2009 and December 31, 2008, respectively).	$—	$181,000
Tenant relationships, net of accumulated amortization of $0 and $69,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average remaining life of 0 months and 4 months as of September 30, 2009 and December 31, 2008, respectively).	—	68,000

	$—	$249,000

Amortization expense recorded on the identified intangible assets, net for the three months ended September 30, 2009 and 2008 was $0 and $589,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $249,000 and $1,893,000, respectively.
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Deferred financing costs, net of accumulated amortization of $476,000 and $225,000 as of September 30, 2009 and December 31, 2008, respectively	$1,503,000	$1,750,000
Prepaid expenses and deposits	509,000	598,000

	$2,012,000	$2,348,000

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2009 and 2008 was $85,000 and $156,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $251,000 and $636,000, respectively.
6. Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate
Mortgage Loan Payables, Net
Mortgage loan payables were $218,201,000 ($217,506,000, net of discount) and $218,510,000 ($217,713,000, net of discount) as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, we had 10 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of September 30, 2009, we had $157,201,000 ($156,506,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.51% per annum. As of December 31, 2008, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2008, we had $157,510,000 ($156,713,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.64% per annum.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2009 and December 31, 2008, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. All but two of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar and Towne Crossing Apartments have monthly principal and interest payments.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loan payables, net consisted of the following as of September 30, 2009 and December 31, 2008:

Property	Interest Rate	Maturity Date	September 30, 2009	December 31, 2008
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,395,000	9,513,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,855,000	15,046,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	17,651,000

			157,201,000	157,510,000

Variable Rate Debt:
Creekside Crossing	2.49%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.51%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.54%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			218,201,000	218,510,000

Less: discount			(695,000)	(797,000)

Mortgage loan payables, net			$217,506,000	$217,713,000

*	Represents the interest rate in effect as of September 30, 2009. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.
The principal payments due on our mortgage loan payables as of September 30, 2009 for the three months ending December 31, 2009, and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2009	$106,000
2010	$588,000
2011	$701,000
2012	$734,000
2013	$1,189,000
Thereafter	$214,883,000
Unsecured Note Payables to Affiliate
The unsecured note payables to NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of Grubb & Ellis Company, or our sponsor, are evidenced by unsecured promissory notes, which bear interest at a fixed rate and require monthly interest-only payments for the terms of the unsecured note payables to affiliate. As of September 30, 2009 and December 31, 2008, the outstanding principal amount under the unsecured note payables to affiliate was $9,100,000 as follows:

Date of Note	Amount	Maturity Date		Interest Rate
06/27/08	$3,700,000	11/10/09	*	8.43%
09/15/08	$5,400,000	12/15/09	*	8.26%

*	On November 10, 2009, we entered into a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors whereby we cancelled the promissory notes dated June 27, 2008 and September 15, 2008, and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note, which will mature on January 1, 2011. See Note 15, Subsequent Events — Consolidation of Unsecured Note Payables to Affiliate, for further discussion.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Because these loans are related party loans, the terms of the loans and the unsecured notes, including any extensions or consolidation thereof, were approved by our board of directors, including a majority of our independent directors, and were deemed fair, competitive and commercially reasonable by our board of directors.
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
7. Line of Credit
Wachovia Loan
On November 1, 2007, we entered into a loan agreement with Wachovia, or the Wachovia Loan Agreement, for the Wachovia Loan, which had a maturity date of November 1, 2008. We also entered into a Pledge Agreement with Wachovia to initially secure the Wachovia Loan with (i) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP, and (ii) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan was to be paid monthly and at maturity. Advances under the Wachovia Loan were to bear interest at the applicable LIBOR Rate plus a spread, as defined in the Wachovia Loan Agreement.
On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings under the Wachovia Loan to finance our acquisitions of (i) The Heights at Olde Towne and The Myrtles at Olde Towne; (ii) Arboleda Apartments; (iii) Creekside Crossing and Kedron Village; and (iv) Canyon Ridge Apartments, respectively. The material terms of the amendments: (i) grant a security interest in 100% of the Class B membership interests held by our operating partnership in each of our respective subsidiaries which acquired our properties, which constitute a 49.0% interest in each subsidiary; (ii) waive the requirement of pledging as security 100% of our ownership interests in our subsidiaries that have acquired properties using financing from the Wachovia Loan and (iii) temporarily extended the aggregate principal amount available under the Wachovia Loan to $16,250,000 and $16,000,000 for the acquisition of Arboleda Apartments and the acquisitions of Creekside Crossing and Kedron Village, respectively. The material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan was less than or equal to $6,000,000 on November 1, 2008, certain financial covenants and requirements were met and upon our payment of a $100,000 extension fee. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.
On August 31, 2009, we entered into a fifth amendment to and waiver of the Wachovia Loan Agreement, or the Wachovia Fifth Amendment. In connection with the Wachovia Fifth Amendment, we amended certain mandatory prepayment provisions of the Wachovia Loan Agreement; obtained a waiver with respect to the mandatory prepayments required to be made prior to the Wachovia Fifth Amendment under the Wachovia Loan Agreement; and redefined certain defined terms of the Wachovia Loan Agreement. In addition, pursuant to the terms of the Wachovia Fifth Amendment, we paid a mandatory installment principal payment in the amount of $500,000 prior to the Wachovia Fifth Amendment effective date of August 31, 2009.
We were required by the terms of the Wachovia Loan Agreement, as amended, and applicable loan documents, to meet certain covenants and reporting requirements. As of September 30, 2009 and December 31, 2008, we were in compliance with all such requirements, or obtained waivers for any instances of non-compliance. As of September 30, 2009 and December 31, 2008, the outstanding principal amount under the Wachovia Loan was $1,400,000 and $3,200,000, respectively, at a variable interest rate of 5.78% and 6.94% per annum, respectively. See Note 15, Subsequent Events — Repayment of the Wachovia Loan, for a further discussion.

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
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred during our initial offering are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the marketing support fee, which generally represented 7.0% and 2.5% of our gross offering proceeds, respectively) to be paid by us in connection with our initial offering. These expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering. As December 31, 2008, our advisor and its affiliates incurred expenses of $3,751,000 in excess of 1.5% of the gross proceeds of our initial offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of December 31, 2008. On July 17, 2009, we terminated our initial offering, and since we are no longer raising additional proceeds from our initial offering, we are not required to reimburse our advisor or its affiliates for any additional other organizational and offering expenses incurred in connection with our initial offering.
Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of September 30, 2009, our advisor and its affiliates have incurred expenses of $1,284,000 in excess of 1.0% of the gross proceeds of our follow-on offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2009. To the extent we raise additional funds from our follow-on offering, these amounts may become our liability.
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

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Related Party Transactions
Fees and Expenses Paid to Affiliates
Some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, or other affiliated entities. Upon the effectiveness of our initial offering, we entered into a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, which terminated on July 17, 2009, in connection with the termination of our initial offering. On June 22, 2009, we entered into a new dealer manager agreement with our dealer manager for our follow-on offering, which we commenced July 20, 2009. Our sponsor is the parent company of Grubb & Ellis Securities. These agreements, along with the Advisory Agreement, entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses, related to our offerings. In the aggregate, for the three months ended September 30, 2009 and 2008, we incurred $1,675,000 and $4,778,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $5,172,000 and $14,185,000, respectively, to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Initial Offering
Pursuant to our initial offering, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2009 and 2008, we incurred $30,000 and $1,218,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $513,000 and $3,848,000, respectively, in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our initial offering.
Follow-on offering
Pursuant to our follow-on offering, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2009, we incurred $131,000 in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.
Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees
Initial Offering
Pursuant to our initial offering, our dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing fees to participating broker-dealers. In addition, we reimbursed our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended September 30, 2009 and 2008, we incurred $11,000 and $449,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $181,000 and $1,425,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Follow-On Offering
Pursuant to our follow-on offering, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three and nine months ended September 30, 2009, we incurred $56,000 in dealer manager fees to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our follow-on offering.
Other Organizational and Offering Expenses
Initial Offering
Our other organizational and offering expenses for our initial offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2009 and 2008, we incurred $7,000 and $271,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $110,000 and $839,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses were expensed as incurred, and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
Our other organizational and offering expenses for our follow-on offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2009, we incurred $19,000 in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our advisor or its affiliates receive a 2.0% origination fee as compensation for any real estate-related investment we acquire. For the three months ended September 30, 2009 and 2008, we incurred $0 and $1,082,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $0 and $3,609,000, respectively, in acquisition fees to our advisor or its affiliates. For the three and nine months ended September 30, 2009, acquisition fees in connection with the acquisition of properties were expensed as incurred in accordance with FASB Codification Topic 805, Business Combinations, and included in general and administrative in our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2008, acquisition fees in connection with the acquisition of properties were capitalized as part of the purchase price allocations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, were not to exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. Effective July 17, 2009, our advisor or its affiliates are reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which will be paid regardless of whether an asset is acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties.
For the three months ended September 30, 2009 and 2008, we incurred $0 and $1,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $0 and $4,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. For the three and nine months ended September 30, 2009, acquisition expenses were expensed as incurred in accordance with FASB Codification Topic 805, Business Combinations, and included in general and administrative in our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2008, acquisition expenses were capitalized as part of the purchase price allocations.
Operational Stage
Asset Management Fee
Pursuant to the Advisory Agreement, until November 1, 2008, our advisor or its affiliates received a monthly fee for services rendered in connection with the management of our assets in an amount that equaled one-twelfth of 1.0% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum, cumulative, non-compounded, on average invested capital. The asset management fee was calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter.
Effective November 1, 2008, we reduced the monthly asset management fee our advisor or its affiliates are entitled to receive from us in connection with the management of our assets from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 0.5% of our average invested assets as of the last day of the immediately preceding quarter. Furthermore, effective January 1, 2009, no asset management fee is due or payable to our advisor or its affiliates until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.
For the three months ended September 30, 2009 and 2008, we incurred $0 and $778,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $0 and $1,982,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended September 30, 2009 and 2008, we incurred property management fees of $277,000 and $304,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $813,000 and $838,000, respectively, to our advisor and its affiliate, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel Payroll
For the three months ended September 30, 2009 and 2008, Residential Management incurred payroll for on-site personnel on our behalf of $970,000 and $583,000, respectively, and for the nine months ended September 30, 2009 and 2008, Residential Management incurred payroll for on-site personnel on our behalf of $2,869,000 and $1,368,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.5% and 31.8%, respectively, for the 12 months ended September 30, 2009.
For the three months ended September 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $8,000 and $21,000, respectively, and for the nine months ended September 30, 2009 and 2008, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $17,000 and $128,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2009 and 2008, we incurred $12,000 and $9,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $55,000 and $36,000, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended September 30, 2009 and 2008, our advisor and its affiliates incurred $3,000 and $11,000, respectively, and for the nine months ended September 30, 2009 and 2008, our advisor and its affiliates incurred $16,000 and $34,000, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds of our initial offering and our follow-on offering, respectively.
For the three months ended September 30, 2009 and 2008, we incurred $0 and $4,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $7,000 and $4,000, respectively, for tax services that Grubb & Ellis Realty Investors provided to us, which is also included in general and administrative in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Liquidity Stage
Disposition Fees
Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee equal to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norm. Until July 17, 2009, such fee was not to exceed an amount equal to 3.0% of the contracted for sales price; such limitation was removed effective July 17, 2009. The amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2009 and 2008, we did not incur such disposition fees.
Incentive Distribution upon Sales
In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting (i) the amount of capital we invested in our operating partnership; (ii) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (iii) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2009 and 2008, we did not incur such distributions.
Incentive Distribution upon Listing
In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and nine months ended September 30, 2009 and 2008, we did not incur such distributions.
Fees Payable upon Internalization of the Advisor
In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon the sale of our properties. For the three and nine months ended September 30, 2009 and 2008, we did not incur such fees.
Accounts Payable Due to Affiliates, Net
The following amounts were outstanding to affiliates as of September 30, 2009 and December 31, 2008:

Entity	Fee	September 30, 2009	December 31, 2008
Grubb & Ellis Realty Investors	Operating Expenses	$22,000	$10,000
Grubb & Ellis Realty Investors	Offering Costs	25,000	157,000
Grubb & Ellis Realty Investors	Acquisition Related Expenses	—	1,000
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Dealer Manager Fees	5,000	30,000
Residential Management	Property Management Fees	92,000	85,000
Realty	Asset Management Fees	—	581,000

		$144,000	$864,000

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Unsecured Note Payables to Affiliate
For the three months ended September 30, 2009 and 2008, we incurred $154,000 and $58,000, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $401,000 and $104,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.
10. Redeemable Special Limited Partnership Interest
Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the carrying value of the special limited partnership interest as of each balance sheet date. As of September 30, 2009 and December 31, 2008, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0.
11. Equity
Common Stock
On January 10, 2006, our advisor purchased 22,223 shares of our common stock for a total cash consideration of $200,000 and was admitted as our initial stockholder. Through September 30, 2009, we had granted an aggregate of 14,000 shares of restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, 2,800 of which had been forfeited through September 30, 2009. Through September 30, 2009, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 188,408 shares of our common stock in connection with our follow-on offering and 884,822 shares of our common stock under the DRIP, and we had also repurchased 276,983 shares of our common stock under our share repurchase plan. As of September 30, 2009 and December 31, 2008, we had 16,568,127 and 15,488,810 shares, respectively, of our common stock outstanding.
Through July 17, 2009, we were offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share in our initial offering. On July 20, 2009, we commenced a best efforts follow-on offering through which we are offering for sale to the public 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. Our charter authorizes us to issue 300,000,000 shares of our common stock.
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2009 and December 31, 2008, no shares of preferred stock were issued and outstanding.
Noncontrolling Interest
As of September 30, 2009 and December 31, 2008, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interest.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our initial offering and in our follow-on offering. For the three months ended September 30, 2009 and 2008, $1,052,000 and $1,044,000, respectively, in distributions were reinvested and 110,696 and 109,885 shares of our common stock, respectively, were issued under the DRIP. For the nine months ended September 30, 2009 and 2008, $3,327,000 and $2,609,000, respectively, in distributions were reinvested and 350,131 and 274,629 shares of our common stock, respectively, were issued under the DRIP. As of September 30, 2009 and December 31, 2008, a total of $8,407,000 and $5,080,000, respectively, in distributions were reinvested and 884,822 and 534,691 shares of our common stock, respectively, were issued under the DRIP.
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
Our board of directors adopted and approved certain amendments to our share repurchase plan, which became effective August 25, 2008. The primary purpose of the amendments is to provide stockholders with the opportunity to have their shares of our common stock redeemed, at the sole discretion of our board of directors, during the period we are engaged in a public offering at increasing prices based upon the period of time the shares of common stock have been continuously held. Under the amended share repurchase plan, redemption prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. Under the previous share repurchase plan, stockholders could only request to have their shares of our common stock redeemed at $9.00 per share during the period we would have been engaged in a public offering.
On September 30, 2009, our board of directors approved an amendment and restatement of our share repurchase plan, or the Amended and Restated Share Repurchase Plan, to clarify the criteria that we will use to determine a “qualifying disability,” as such term is used in the Amended and Restated Share Repurchase Plan. In addition, the Amended and Restated Share Repurchase Plan provides that, in order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a “qualifying disability,” we must receive the written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable (formerly, we required that such written notice be received within 180 days). Furthermore, the Amended and Restated Share Repurchase Plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a “qualifying disability;” and, finally, pro rata as to other repurchase requests. The share repurchase request form has been revised to require stockholders to provide the reason for their repurchase request. The share repurchase request form also has been revised to require stockholders requesting a repurchase of their shares to acknowledge and represent that our board of directors has the sole discretion to (1) determine if and when to repurchase shares, (2) amend, suspend or terminate the Amended and Restated Share Repurchase Plan, (3) determine which distributions, if any, constitute a special distribution, and (4) determine whether a stockholder has a “qualifying disability.” As of November 5, 2009, the Amended and Restated Share Repurchase Plan became effective.
The share repurchase plan provides that we may, in our sole discretion, repurchase shares of our common stock on a quarterly basis. On March 27, 2009, June 23, 2009, and September 30, 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or “qualifying disability,” as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it is in our best interest to conserve cash, and therefore, no other repurchases requested during or prior to the first, second and third quarters of 2009 will be made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares that has not yet been effected, we will consider those requests at the end of the fourth quarter of 2009, unless the stockholder withdraws the request.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended September 30, 2009 and 2008, we repurchased 28,173 shares of our common stock for an aggregate of $282,000, and 9,465 shares of our common stock for an aggregate of $87,000, respectively. For the nine months ended September 30, 2009 and 2008, we repurchased 192,676 shares of our common stock for an aggregate of $1,860,000, and 19,588 shares of our common stock for an aggregate of $185,000, respectively. As of September 30, 2009 and December 31, 2008, we had repurchased 276,983 shares of our common stock for an aggregate amount of $2,657,000, and 84,308 shares of our common stock for an aggregate amount of $797,000, respectively.
2006 Incentive Award Plan
Under the terms of the 2006 Incentive Award Plan, or the 2006 Plan, the aggregate number of shares of our common stock subject to options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards will be no more than 2,000,000 shares.
On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in the 2006 Plan, to our independent directors under the 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007, June 25, 2008, and June 23, 2009, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under the 2006 Plan, which will vest over the same period described above. On September 24, 2009, in connection with the resignation of one independent director, W. Brand Inlow, and the concurrent election of a new independent director, Richard S. Johnson, 2,000 shares of restricted common stock were forfeited and we granted 1,000 shares of restricted common stock to the new independent director under the 2006 Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. For the three months ended September 30, 2009 and 2008, we recognized compensation expense of $4,000 and $5,000, respectively, and for the nine months ended September 30, 2009 and 2008, we recognized compensation expense of $19,000 and $17,000, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.
As of September 30, 2009 and December 31, 2008, there was $64,000 and $45,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of September 30, 2009, this expense is expected to be recognized over a remaining weighted average period of 2.94 years.
As of September 30, 2009 and December 31, 2008, the fair value of the nonvested shares of restricted common stock was $48,000 and $54,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of September 30, 2009 and December 31, 2008, and the changes for the nine months ended September 30, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value
Balance — December 31, 2008	5,400	$10.00
Granted	4,000	10.00
Vested	(2,600)	10.00
Forfeited	(2,000)	10.00

Balance — September 30, 2009	4,800	$10.00

Expected to vest — September 30, 2009	4,800	$10.00

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
12. Fair Value of Financial Instruments
We use fair value measurements to record the fair value of certain assets and to estimate the fair value of financial instruments not recorded at fair value but required to be disclosed at fair value in accordance with FASB Codification Topic 825, Financial Instruments.
Financial Instruments Reported at Fair Value
Cash and Cash Equivalents
We invest in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets for identical securities.
The table below presents our assets measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$3,000	$—	$—	$3,000

Total assets at fair value	$3,000	$—	$—	$3,000

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.
Financial Instruments Disclosed at Fair Value
FASB Codification Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under FASB Codification Topic 820, Fair Value Measurements and Disclosures.
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
The fair value of the mortgage loan payables and the Wachovia Loan is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2009 and December 31, 2008, the fair value of the mortgage loan payables was $220,394,000 and $215,274,000, respectively, compared to the carrying value of $217,506,000 and $217,713,000, respectively. As of September 30, 2009 and December 31, 2008, the fair value of the Wachovia Loan was $1,400,000 and $3,194,000, respectively, compared to a carrying value of $1,400,000 and $3,200,000, respectively.
13. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2009, we owned seven properties located in Texas and two properties in Georgia, which accounted for 56.3% and 15.0%, respectively, of our total revenues for the nine months ended September 30, 2009. As of September 30, 2008, we owned seven properties in Texas and two properties in Virginia, which accounted for 69.4% and 18.0% of our total revenues for the nine months ended September 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
14. Per Share Data
We report earnings (loss) per share pursuant to FASB Codification Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of September 30, 2009 and 2008, we did not have any securities that give rise to potentially dilutive shares of our common stock.
15. Subsequent Events
Repayment of the Wachovia Loan
On October 1, 2009, we repaid the remaining $1,400,000 principal due on the Wachovia Loan.
Share Repurchases
In October and November 2009, we repurchased 54,427 shares of our common stock, for an aggregate amount of $544,000, under our share repurchase plan.
Status of our Follow-On Offering
As of October 30, 2009, we had received and accepted subscriptions in our follow-on offering for 335,634 shares of our common stock, or $3,356,000, excluding shares of our common stock issued under the DRIP.
Consolidation of Unsecured Note Payables to Affiliate
On November 10, 2009, we entered into the Consolidated Promissory Note with NNN Realty Advisors, whereby we cancelled two unsecured promissory notes payable to NNN Realty Advisors, dated June 27, 2008 and September 15, 2008, having principal balances of $3,700,000 and $5,400,000, respectively, and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note has an outstanding principal amount of $9,100,000, an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors, in its sole discretion, on July 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2009 and December 31, 2008, together with our results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008.
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

On July 20, 2009, we commenced a best efforts follow-on offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share pursuant to the primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, aggregating up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of September 30, 2009, we had received and accepted subscriptions in our follow-on offering for 188,408 shares of our common stock, or $1,884,000, excluding shares of our common stock issued under the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, is the managing member of our advisor. The Advisory Agreement has a one year term that expires on July 18, 2010 and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, and Triple Net Properties Realty, Inc., or Realty, to provide various services to us, including property management services.
As of September 30, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, and an aggregate purchase price of $340,530,000.
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

Acquisitions in 2009
There were no acquisitions completed during the nine months ended September 30, 2009. For information regarding our consolidated properties, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors of this report and those Risk Factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing or higher rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Offering Proceeds
If we fail to raise significant proceeds from the sale of shares of our common stock in our follow-on offering, we will not have enough proceeds to continue to expand or further geographically diversify our real estate portfolio, which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2009 and 2008
Our operating results are primarily comprised of income derived from our portfolio of apartment communities.
Except where otherwise noted, the change in our results of operations in 2009 as compared to 2008 is due to a full period of operations of the 2008 property acquisitions during the three and nine months ended September 30, 2009, as compared to a partial period of operations of the 2008 property acquisitions during the three and nine months ended September 30, 2008. We expect revenues and expenses to increase in the future as we make additional real estate investments.

Revenues
For the three months ended September 30, 2009, revenues were $9,405,000 as compared to $8,885,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, revenues were comprised of rental income of $8,445,000 and other property revenues of $960,000. For the three months ended September 30, 2008, revenues were comprised of rental income of $8,021,000 and other property revenues of $864,000.
For the nine months ended September 30, 2009, revenues were $28,042,000 as compared to $22,457,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, revenues were comprised of rental income of $25,169,000 and other property revenues of $2,873,000. For the nine months ended September 30, 2008, revenues were comprised of rental income of $20,186,000 and other property revenues of $2,271,000.
Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues is due to a full three and nine months of operations of the 2008 acquisitions, as discussed above.
The aggregate occupancy for our properties was 94.0% as of September 30, 2009, as compared to 92.2% as of September 30, 2008.
Rental Expenses
For the three months ended September 30, 2009, rental expenses were $4,793,000 as compared to $4,507,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, rental expenses were $13,737,000 as compared to $11,484,000 for the nine months ended September 30, 2008. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Real estate taxes	$1,554,000	$1,499,000	$4,423,000	$3,957,000
Administration	1,454,000	1,311,000	4,362,000	3,242,000
Utilities	778,000	688,000	2,078,000	1,706,000
Repairs and maintenance	581,000	576,000	1,630,000	1,396,000
Property management fees	277,000	304,000	814,000	838,000
Insurance	149,000	129,000	430,000	345,000

Total rental expenses	$4,793,000	$4,507,000	$13,737,000	$11,484,000

A full three months of operations for the 2008 acquisition of Canyon Ridge Apartments accounted for $333,000 of the increase in rental expenses for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, partially offset by a $49,000 decrease in property management fees for all our properties. A full nine months of operations for the 2008 acquisitions as discussed above accounted for $2,663,000 of the increase in rental expenses for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, partially offset by a $216,000 decrease in repairs and maintenance and a $194,000 decrease in real estate taxes as a result of successful property tax appeals.
For the three months ended September 30, 2009 and 2008, rental expenses as a percentage of revenue were 51.0% and 50.7%, respectively, and for the nine months ended September 30, 2009 and 2008, rental expenses as a percentage of revenue were 49.0% and 51.1%, respectively.

General and Administrative
For the three months ended September 30, 2009, general and administrative was $333,000 as compared to $1,212,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, general and administrative was $1,323,000 as compared to $3,453,000 for the nine months ended September 30, 2008. General and administrative consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Professional and legal fees	$90,000	$122,000	$338,000	$526,000
Bad debt expense	59,000	110,000	388,000	382,000
Directors’ and officers’ insurance premiums	58,000	57,000	173,000	162,000
Directors’ fees	35,000	24,000	80,000	69,000
Bank charges	28,000	19,000	87,000	34,000
Franchise taxes	24,000	1,000	78,000	18,000
Postage and Delivery	16,000	11,000	67,000	56,000
Transfer agent services	12,000	10,000	55,000	36,000
Asset management fees	—	778,000	—	1,982,000
Acquisition related audit fees to comply with the provisions of Article 3-14 of Regulation S-X	—	66,000	—	84,000
Other	11,000	14,000	57,000	104,000

Total general and administrative	$333,000	$1,212,000	$1,323,000	$3,453,000

The decrease in general and administrative for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was primarily due to the decrease in asset management fees to zero in 2009. Our Advisory Agreement with our advisor provides that, effective January 1, 2009, no asset management fee is due or payable to our advisor until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. The decrease in general and administrative for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was also the result of not incurring any acquisition-related audit fees in 2009. For the nine months ended September 30, 2008, the $84,000 in acquisition-related audit fees that were incurred were related to all 2008 property acquisitions. The decrease in professional and legal fees for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to a $193,000 reduction of negotiated outside auditor’s fees related to the audit of our 2008 Annual Report on Form 10-K and the review of our quarterly reports on Form 10-Q. For the nine months ended September 30, 2009, the above mentioned decreases in general and administrative were offset by a $60,000 increase in franchise taxes as a result of the acquisition of Canyon Ridge Apartments in 2008.
Depreciation and Amortization
For the three months ended September 30, 2009, depreciation and amortization was $2,911,000 as compared to $3,164,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, depreciation and amortization was comprised of depreciation on our properties of $2,911,000 and no amortization of identified intangible assets as they were fully amortized by April 2009. For the three months ended September 30, 2008, depreciation and amortization was comprised of depreciation on our properties of $2,575,000 and amortization of identified intangible assets of $589,000.
For the nine months ended September 30, 2009, depreciation and amortization was $8,924,000 as compared to $8,283,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, depreciation and amortization was comprised of depreciation on our properties of $8,675,000 and amortization of identified intangible assets of $249,000. For the nine months ended September 30, 2008, depreciation and amortization was comprised of depreciation on our properties of $6,390,000 and amortization of identified intangible assets of $1,893,000. The increase in depreciation for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to the increase in the number of properties. The decrease in amortization for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was due to our identified intangible assets being fully amortized in April 2009.

Interest Expense
For the three months ended September 30, 2009, interest expense was $2,933,000 as compared to $3,176,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest expense was $8,688,000 as compared to $8,407,000 for the nine months ended September 30, 2008. Interest expense consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest expense on mortgage loan payables	$2,632,000	$2,731,000	$7,811,000	$6,960,000
Amortization of deferred financing fees — mortgage loan payables	58,000	51,000	174,000	114,000
Amortization of debt discount	34,000	34,000	102,000	102,000
Interest expense on the Wachovia Loan	28,000	197,000	123,000	605,000
Write off of deferred financing fees — line of credit	—	—	—	243,000
Amortization of deferred financing fees — lines of credit	27,000	105,000	77,000	279,000
Interest expense on unsecured note payables to affiliate	154,000	58,000	401,000	104,000

Total interest expense	$2,933,000	$3,176,000	$8,688,000	$8,407,000

The increase in interest expense for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to the increase in mortgage loan payables as a result of the increase in the number of properties owned. In addition, the increase in interest expense was due to a higher outstanding principal balance on the unsecured note payables to affiliate for the nine months in 2009, as compared to the principal balance outstanding for only five months during 2008.
The increases in interest expense mentioned above were offset by the decrease in interest expense on our loan of up to $10,000,000 with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, as a result of lower interest rates and a lower outstanding balance on the Wachovia Loan during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Amortization of deferred financing fees — lines of credit decreased as a result of acquisition-related deferred financing costs on our lines of credit being fully amortized in 2008, while no acquisition-related deferred financing costs on our lines of credit were incurred during 2009. Further, the increase in interest expense was offset by the write off of $243,000 of deferred financing fees in the second quarter of 2008 due to the June 2008 termination of a $75,000,000 secured revolving line of credit we had with Wachovia and LaSalle Bank National Association.
Interest and Dividend Income
For the three months ended September 30, 2009, interest and dividend income was $0 as compared to $5,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest and dividend income was $1,000 as compared to $20,000 for the nine months ended September 30, 2008. For such periods, interest and dividend income was related primarily to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates during the nine months of 2008 as compared to the nine months of 2009.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our follow-on offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay our unsecured note payables to affiliate.
Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $2,758,000 to pay interest on our outstanding indebtedness in the remaining three months of 2009, based on rates in effect as of September 30, 2009. In addition, as of September 30, 2009, we estimate that we will require $1,506,000 to pay principal on our outstanding indebtedness in the remaining three months of 2009, which includes the $1,400,000 in principal due on the Wachovia Loan that was subsequently repaid on October 1, 2009. On November 10, 2009, we entered into a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors, Inc., or NNN Realty Advisors, whereby we cancelled the promissory notes dated June 27, 2008 and September 15, 2008, having principal balances of $3,700,000 and $5,400,000, respectively, and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note has a principal amount of $9,100,000, an interest rate of 4.5% per annum, a default rate of 2.0% in excess of the interest rate then in effect and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note is subject to a one-time adjustment not to exceed a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors, in its sole discretion, on July 1, 2010. We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2009, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.

In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which during our follow-on offering includes payments for reimbursement of certain organizational and offering expenses and to our dealer manager or its affiliates for selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations, borrowings, and the net proceeds of our follow-on offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the proceeds of our follow-on offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our follow-on offering and the resulting amount of net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.
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
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates, which would prohibit us from making the proceeds available for distribution. We may also pay distributions with cash from capital transactions, including, without limitation, the sale of one or more of our properties.
As of September 30, 2009, we estimate that our expenditures for capital improvements will require up to $204,000 for the remaining three months of 2009. As of September 30, 2009, we had $343,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
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

Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 and 2008, were $4,653,000 and $2,939,000, respectively. For the nine months ended September 30, 2009, cash flows provided by operating activities related primarily to a full nine months of operations of our 13 properties, partially offset by the $563,000 decrease in accounts payable due to affiliates, net primarily due to the $581,000 payment of the asset management fees related to the fourth quarter 2008, as well as no accrual for asset management fees during the nine months ended September 30, 2009. For the nine months ended September 30, 2008, cash flows provided by operating activities related primarily to an increase in accounts payable and accrued liabilities of $2,366,000 and an increase in accounts payable due to affiliates, net of $580,000. We anticipate cash flows provided by operating activities to increase as we purchase more properties.
Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008, were $2,174,000 and $126,738,000, respectively. For the nine months ended September 30, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $469,000 and a $924,000 increase in restricted cash for property taxes, insurance and capital expenditures. For the nine months ended September 30, 2008, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $124,779,000. We anticipate cash flows used in investing activities to increase as we purchase more properties.
Cash flows provided by financing activities for the nine months ended September 30, 2009 and 2008, were $123,000 and $125,617,000, respectively. For the nine months ended September 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors of $9,193,000, partially offset by share repurchases of $1,860,000, repayments under our lines of credit of $1,800,000, the payment of offering costs of $1,167,000 and distributions in the amount of $4,226,000. For the nine months ended September 30, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $56,030,000 and borrowings on our mortgage loan payables of $78,651,000, partially offset by principal repayments on unsecured note payables to affiliate of $7,600,000, the payment of offering costs of $6,131,000, and distributions in the amount of $3,051,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.
Distributions
The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.
Our board of directors approved a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning on October 5, 2006, the date we reached our minimum offering of $2,000,000 in our initial offering. The first distribution was paid on December 15, 2006 for the period ended November 30, 2006. On February 22, 2007, our board of directors approved a 7.0% per annum, or $0.70 per common share, distribution to be paid to our stockholders beginning with our March 2007 monthly distribution, which was paid on April 15, 2007. On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution, which was paid in April 2009. Distributions are paid to our stockholders on a monthly basis.
For the nine months ended September 30, 2009, we paid distributions of $7,553,000 ($4,226,000 in cash and $3,327,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $4,653,000. For the nine months ended September 30, 2008, we paid distributions of $5,660,000 ($3,051,000 in cash and $2,609,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $2,939,000. From our inception through September 30, 2009, we paid cumulative distributions of $18,952,000 ($10,545,000 in cash and $8,407,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $8,716,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our offerings. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distribution.

As of September 30, 2009, we had an amount payable of $114,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our Advisory Agreement with our advisor provides that, effective January 1, 2009, no asset management fee is due or payable to our advisor until the quarter following the quarter in which we generate FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Other than pursuant to our Advisory Agreement, our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if an asset management fee is paid to our advisor or its affiliates pursuant to the terms of our Advisory Agreement, this would reduce our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the nine months ended September 30, 2009 and 2008, our FFO was $4,295,000 and $(866,000), respectively. From our inception through September 30, 2009, our cumulative FFO was $2,761,000. From our inception through September 30, 2009, we paid cumulative distributions of $18,952,000. Of this amount, $2,761,000 was covered by our FFO. The distributions paid in excess of our FFO were paid using proceeds from our offerings.
Financing
We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds from our offerings. As of September 30, 2009, our aggregate borrowings were 67.2% of all of the combined fair market value of all of our real estate and real estate-related investments due to short-term financing we incurred to purchase Kedron Village and Canyon Ridge Apartments.
Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, calculated at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities and computed at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of September 30, 2009, our leverage did not exceed 300.0% of our net assets.
Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate
For a discussion of our mortgage loan payables, net and our unsecured note payables to affiliate, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of September 30, 2009, we had 13 mortgage loans outstanding in the aggregate principal amount of $218,201,000 ($217,506,000, net of discount).
As of September 30, 2009, we had $1,400,000 outstanding under the Wachovia Loan, a variable rate, term loan due November 1, 2009, at an interest rate of 5.78% per annum. On October 1, 2009, we repaid the remaining $1,400,000 principal due on the Wachovia Loan.
Also, as of September 30, 2009, we had $9,100,000 outstanding under unsecured note payables to NNN Realty Advisors at a weighted average interest rate of 8.33% per annum. We entered into a consolidated unsecured promissory note with NNN Realty Advisors which consolidated these unsecured note payables into one consolidated unsecured promissory note which has a principal amount of $9,100,000 with an interest rate of 4.5% per annum, which is due January 1, 2011.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2009, we were in compliance with all such requirements or obtained waivers for any instances of non-compliance and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2009, the weighted average effective interest rate on our outstanding debt was 4.87% per annum.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2009. The table does not reflect any available extension options, except for the execution of a consolidated unsecured promissory note, which consolidated $9,100,000 of unsecured note payables to affiliate into one new consolidated unsecured promissory note with a maturity date of January 1, 2011.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments — fixed rate debt	$106,000	$10,389,000	$1,879,000	$153,927,000	$166,301,000
Interest payments — fixed rate debt	2,366,000	18,085,000	17,456,000	23,620,000	61,527,000
Principal payments — variable rate debt	1,400,000	—	44,000	60,956,000	62,400,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2009)	392,000	3,106,000	3,110,000	2,470,000	9,078,000

Total	$4,264,000	$31,580,000	$22,489,000	$240,973,000	$299,306,000

Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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
Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which it believes more accurately reflects the operating performance of a REIT. FFO is not equivalent to our net income or loss as defined under GAAP.
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
The following is the calculation of FFO for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,565,000)	$(3,169,000)	$(4,629,000)	$(9,150,000)
Add:
Net loss attributable to noncontrolling interests	—	—	—	1,000
Depreciation and amortization — consolidated properties	2,911,000	3,164,000	8,924,000	8,283,000

FFO	$1,346,000	$(5,000)	$4,295,000	$(866,000)

FFO per share — basic and diluted	$0.08	$(0.00)	$0.27	$(0.08)

Weighted average common shares outstanding — basic and diluted	16,384,198	13,499,942	16,040,551	11,417,294

FFO reflects acquisition-related expenses of interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring our lines of credit and other acquisition-related expenses, as well as amortization of debt discount as detailed above under Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2009 and 2008.

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net loss to net operating income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(1,565,000)	$(3,169,000)	$(4,629,000)	$(9,150,000)
Add:
General and administrative	333,000	1,212,000	1,323,000	3,453,000
Depreciation and amortization	2,911,000	3,164,000	8,924,000	8,283,000
Interest expense	2,933,000	3,176,000	8,688,000	8,407,000
Less:
Interest and dividend income	—	(5,000)	(1,000)	(20,000)

Net operating income	$4,612,000	$4,378,000	$14,305,000	$10,973,000

Subsequent Events
For a discussion of subsequent events, see Note 15, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 24, 2009, other than those listed in Part II, Item 1A. Risk Factors.
The table below presents, as of September 30, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$106,000	588,000	9,801,000	734,000	1,145,000	153,927,000	166,301,000	*
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2009)	5.30%	5.32%	8.11%	5.32%	5.47%	5.58%	5.73%	—

Variable rate debt — principal payments	$1,400,000	—	—	—	44,000	60,956,000	62,400,000	57,615,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2009)	5.78%	—%	—%	—%	2.54%	2.51%	2.58%	—

*	The estimated fair value of our fixed rate mortgage loan payables was $164,180,000 as of September 30, 2009. The estimated fair value of the $9,100,000 unsecured note payables to affiliate as of September 30, 2009 is not determinable due to the related party nature of the note.
Mortgage loan payables were $218,201,000 ($217,506,000, net of discount) as of September 30, 2009. As of September 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of September 30, 2009, $157,201,000 ($156,506,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.51% per annum.

In addition, as of September 30, 2009, we had $1,400,000 outstanding under the Wachovia Loan at a variable interest rate of 5.78% per annum. Also, as of September 30, 2009, we had $9,100,000 outstanding under unsecured note payables to affiliate at a weighted average interest rate of 8.33% per annum.
Borrowings as of September 30, 2009, bore interest at a weighted average effective interest rate of 4.87% per annum.
An increase in the variable interest rate on the Wachovia Loan and our three variable interest rate mortgages constitutes a market risk. As of September 30, 2009, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $312,000, or 2.81%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2009 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investment Risks
There is no public market for the shares of our common stock sold in both our initial public offering and our follow-on offering, or our offerings. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if they are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for the shares of our common stock sold in our offerings, and we do not expect a market to develop prior to the listing of the shares of our common stock on a national securities exchange. We have no current plans to cause shares of our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While we, acting through our board of directors, may attempt to cause shares of our common stock to be listed or quoted if our board of directors determines this action to be in our stockholders’ best interest, there can be no assurance that this event will ever occur. In addition, there are restrictions on the transfer of shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan but it is limited in terms of the amount of shares of our common stock which may be repurchased annually. Our board of directors may also suspend, terminate or amend our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If they are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses, asset management fees and property management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock.

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
We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our offerings, and from borrowed funds. We may continue to pay distributions from the net proceeds of our follow-on offering, or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions is determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a real estate investment trust, or REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our follow-on offering or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will be deemed a return of capital. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Therefore, all or any portion of a distribution to our stockholders may be paid from our follow-on offering proceeds.
For the nine months ended September 30, 2009, we paid distributions of $7,553,000 ($4,226,000 in cash and $3,327,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), as compared to cash flows from operations of $4,653,000. From our inception through September 30, 2009, we paid cumulative distributions of $18,952,000 ($10,545,000 in cash and $8,407,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $8,716,000. The distributions paid in excess of our cash flows from operations were paid using proceeds from our offerings. Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of September 30, 2009, we had an amount payable of $114,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the nine months ended September 30, 2009, our FFO was $4,295,000. From our inception through September 30, 2009, our cumulative FFO was $2,761,000. From our inception through September 30, 2009, we paid cumulative distributions of $18,952,000. Of this amount, $2,761,000 was covered by our FFO. The distributions paid in excess of our FFO were paid using proceeds from our offerings. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.
Our follow-on offering may be considered a “blind pool” offering because we have not identified any real estate or real estate-related investments to acquire with the net proceeds from our follow-on offering.
We have not identified any real estate or real estate-related investments to acquire with the net proceeds from our follow-on offering. As a result, our follow-on offering may be considered a “blind pool” offering and we cannot give our stockholders information as to the identification, location, operating histories, lease terms or other relevant economic and financial data regarding our properties that we will purchase with the net proceeds of our follow-on offering. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.
If we raise substantially less than the maximum offering in our follow-on offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments and the value of our stockholders’ investment may fluctuate more widely with the performance of specific investments.
Our follow-on offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the follow-on offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our follow-on offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantial funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.
Our stockholders are limited in their ability to sell their shares of our common stock purchased in our offerings pursuant to our share repurchase plan, and repurchases are made at our sole discretion.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase, and until they have held their shares of our common stock for at least four years, repurchases will be made for less than they paid for their shares of our common stock. Shares of our common stock are repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan, and they also should understand that the repurchase prices will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if they deem it necessary or desirable to do so.

Our follow-on offering is a fixed price offering and the fixed offering price may not accurately represent the current value of our assets at any particular time. Therefore, the purchase price our stockholders pay for shares of our common stock may be higher than the value of our assets per share of common stock at the time of their purchase.
Our follow-on offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
Our board of directors may change our investment objectives without seeking our stockholders’ approval.
Our board of directors may change our investment objectives without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in their best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
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
Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest-only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities that are more highly rated.
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

Risks related to Our Business
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
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under an advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investments. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of shares of our common stock.
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
Further, such an inability to manage an internalization transaction effectively, potential conflicts of interests arising from an internalization of our management functions, and/or other problems experienced with this possible transaction could lead to stockholder lawsuits. If such lawsuits are filed against us, the cost of defending the lawsuits is likely to be expensive and, even if we ultimately prevail, the process will divert our attention from operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for operations or future distributions to our stockholders.
The recent downturn in the credit markets may increase the cost of borrowing, and may make it difficult for us to obtain financing, which may have a material adverse effect on our operations, liquidity and/or capital resources.
Recent events in the financial markets have had an adverse effect on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. The negative impact on the tightening of the credit markets may have an adverse effect on our ability to obtain financing for future acquisitions or extensions or renewals or refinancing for our current mortgage loan payables. The negative impact of the recent adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations, liquidity and capital resources.

Our success is dependent on the performance of our sponsor.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor, Grubb & Ellis. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow-down in our sponsor’s industry. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced, and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Initial Offering
On July 19, 2006, we commenced a best efforts initial public offering, or our initial offering, of up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, aggregating up to $1,047,500,000. The shares of our common stock offered in our initial offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 19, 2006. Our initial offering terminated July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000 excluding shares issued pursuant to the DRIP. As of July 17, 2009, a total of $7,706,000 in distributions were reinvested and 811,158 shares of our common stock were issued under the DRIP.
In our initial offering, as of September 30, 2009, we had incurred marketing support fees of $3,929,000, selling commissions of $10,877,000, and due diligence expense reimbursements of $141,000. We had also incurred other offering expenses of $2,361,000. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts were reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds was 11.0%. As of July 17, 2009, net offering proceeds were $147,616,000, including proceeds from the DRIP and after deducting offering expenses.
As of September 30, 2009, we had used $11,813,000 in proceeds from our initial offering to purchase our 13 properties, $41,900,000 to repay borrowings from an affiliate incurred in connection with such acquisitions and $68,000,000 to repay borrowings from non-affiliates incurred in connection with such acquisitions.
Follow-on Offering
On July 20, 2009, we commenced a best efforts follow-on offering, or our follow-on offering, of up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, aggregating up to $1,047,500,000. The shares of our common stock offered in our follow-on offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-157375) under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 17, 2009. As of September 30, 2009, we had received and accepted subscriptions in our follow-on offering for 188,408 shares of our common stock, or $1,884,000, excluding shares issued pursuant to the DRIP. As of September 30, 2009, a total of $701,000 in distributions were reinvested and 73,664 shares of our common stock were issued under the DRIP.

In our follow-on offering, as of September 30, 2009, we had incurred selling commissions of $131,000 and dealer manager fees of $57,000. We had also incurred other offering expenses of $19,000. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of funds raised will not exceed 11.0%. As of September 30, 2009, net offering proceeds were $2,378,000, including proceeds from the DRIP and after deducting offering expenses.
As of September 30, 2009, we had used $1,067,000 in proceeds from our follow-on offering to repay debt to non-affiliates incurred in connection with previous property acquisitions.
Unregistered Sales of Equity Securities
On September 24, 2009, we issued 1,000 shares of restricted common stock to our newly elected independent director, Richard S. Johnson, pursuant to our 2006 Incentive Award Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. This restricted common stock award vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.
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
During the three months ended September 30, 2009, we repurchased shares of our common stock as follows:

			(c)	(d)
			Total Number of	Maximum Approximate
			Shares Purchased As	Dollar Value
			Part of	of Shares that May
	(a)	(b)	Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

July 1, 2009 to July 31, 2009	28,173	$10.00	28,173	$—	(2)
August 1, 2009 to August 31, 2009	—	$—	—	$—
September 1, 2009 to September 30, 2009	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On September 30, 2009, our board of directors approved an amendment and restatement of our share repurchase plan. As of September 30, 2009, we had repurchased 276,983 shares pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.
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

Grubb & Ellis Apartment REIT, Inc. (Registrant)
November 12, 2009	By:	/s/ Stanley J. Olander, Jr.
Date		Stanley J. Olander, Jr.
Chief Executive Officer and President (principal executive officer)

November 12, 2009	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).
3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.3	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.4	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)

3.5	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 16, 2009 and incorporated herein by reference, and as amended and included as Annex A to Supplement No. 1 to our Prospectus filed August 14, 2009 and incorporated herein by reference)

4.2	Amended and Restated Share Repurchase Plan of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2009 and incorporated herein by reference)

10.1	Amendment No. 2 to First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated as of July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)

10.2	Fifth Amendment to and Waiver of Loan Agreement with Wachovia Bank dated August 31, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2009 and incorporated herein by reference)

10.3	Extension No. 2 to the Unsecured Promissory Note with NNN Realty Advisors, Inc. dated September 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.