Form 10-K
period 2009-12-31
Grubb & Ellis Apartment REIT, Inc.
filed 2010-03-19
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52612

GRUBB & ELLIS APARTMENT REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days.	Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months

(or for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

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

While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $162,200,000, assuming a market value of $10.00 per share.

As of March 10, 2010, there were 17,465,612 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 annual stockholders meeting, which is expected to be filed no later than April 30, 2010, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Grubb & Ellis Apartment Reit, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

Our Company

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select United States of America, or U.S., metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000, or the maximum offering. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of December 31, 2009, we had received and accepted subscriptions in our follow-on offering for 590,860 shares of our common stock, or $5,903,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Effective January 13, 2010, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC, or Grubb & Ellis Apartment Management, held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. Grubb & Ellis Equity Advisors is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. The Advisory Agreement has a one year term that expires on July 18, 2010, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

Developments during 2009 and 2010

•	During 2009, we repaid the $3,200,000 principal due on our loan agreement with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan.

•	On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, assuming a purchase price of $10.00 per share, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution, which was paid in April 2009.

•	On February 17, 2009, we filed our registration statement on Form S-11 (File No. 333-157375) to register our follow-on public offering, which was declared effective by the U.S. Securities and Exchange Commission, or the SEC, on July 17, 2009.

•	On July 17, 2009, we terminated our initial offering. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, for gross offering proceeds of $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

•	Effective July 17, 2009, we entered into Amendment No. 2 to the Advisory Agreement with our advisor, which defines the term “real estate-related securities” and provides a 2.0% origination fee to our advisor or its affiliates as compensation for the acquisition of real estate-related securities. As of March 19, 2010, we have not purchased any real estate-related securities.

•	On July 20, 2009, we commenced our follow-on offering.

•	On September 24, 2009, Richard S. Johnson was appointed to serve as an independent director of our board of directors. Concurrent with Mr. Johnson’s appointment, W. Brand Inlow resigned as an independent director of our board of directors.

•	On November 10, 2009, we entered into a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors, Inc., or NNN Realty Advisors, whereby we cancelled two unsecured promissory note payables to NNN Realty Advisors, dated June 27, 2008 and September 15, 2008, having principal balances of $3,700,000 and $5,400,000, respectively, and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note with a reduced interest rate of 4.5% per annum.

•	Effective as of January 13, 2010, Grubb & Ellis Equity Advisors purchased all of the interests held by Grubb & Ellis Realty Investors in our advisor and Grubb & Ellis Apartment Management.

•	On January 22, 2010, we entered into a purchase and sale agreement with Duncanville Villages Multifamily, LTD, an unaffiliated third party, for the purchase of Bella Ruscello Luxury Apartment Homes, located in Duncanville, Texas, for a purchase price of $17,400,000, plus closing costs. The closing is expected to occur in March 2010; however, no assurance can be provided that we will be able to purchase the property within the anticipated timeframe, or at all.

•	As of March 10, 2010, we had received and accepted subscriptions in our follow-on offering for 1,004,984 shares of our common stock, or $10,036,000, excluding shares of our common stock issued pursuant to the DRIP.

•	Effective March 17, 2010, Gustav G. Remppies was promoted to serve as our President, having previously served as our Executive Vice President and Chief Investment Officer from December 2005 to March 2010. Concurrent with Mr. Remppies’ appointment, Stanley J. Olander, Jr. resigned from his position as our President. Mr. Olander continues to serve as our Chief Executive Officer and Chairman of the Board of Directors.

Our Structure

The following is a summary of our organizational structure as of March 19, 2010:

The following is a summary of entities affiliated with our advisor as of March 19, 2010:

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and the telephone number is (714) 667-8252. Our sponsor maintains a web site for us at www.gbe-reits.com/apartment, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, as well as our Registration Statement on form S-11 (File No. 333-157375), amendments to our registration statement and supplements to our prospectus in connection with our follow-on offering, or our prospectus, available at www.gbe-reits.com/apartment as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.

Investment Objectives

Our objective is to acquire quality apartment communities so we can provide our stockholders with:

•	stable cash flows available for distribution to our stockholders;

•	preservation, protection and return of capital; and

•	growth of income and principal without taking undue risk.

Additionally, we intend to:

•	invest in income-producing real estate and real estate-related investments in a manner which permits us to maintain our qualification as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the ultimate sale of our properties.

We cannot assure our stockholders that we will attain these objectives. Our board of directors may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.

Decisions relating to the purchase or sale of investments are made by our advisor, subject to the oversight and approval of our board of directors.

Business Strategy

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, nearly 80.0% of the estimated total U.S. population growth between 2000 and 2030 will occur in the South and West. We will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and a strong credit profile and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes. They may also be individuals who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flows to our investors as well as increasing the value of our properties.

The current market environment has made it more difficult to qualify for a home loan, and the down payment required to purchase a new home may be substantially greater than it has in the past, potentially making home ownership more expensive. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at our apartment communities, including those we may acquire.

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

Each of our key executives has considerable experience building successful real estate companies. As an example, Stanley J. Olander, Jr., our Chief Executive Officer and Chairman of the Board of Directors, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, a publicly-traded apartment REIT. Likewise, Gustav G. Remppies, our President, and David L. Carneal, our Executive Vice President and Chief Operating Officer, are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company.

Investment Strategy

We invest primarily in existing apartment communities. To the extent that it is in our stockholders’ best interest, we strive to invest in a geographically diversified portfolio of apartment communities that will satisfy our primary investment objectives of: (1) providing our stockholders with stable cash flows; (2) preservation, protection and return of capital; and (3) growth of income and principal without taking undue risk. Because a significant factor in the valuation of income-producing real estate is their potential for future income, we anticipate that the majority of properties we acquire will have both current net income and the potential for long-term net income.

We do not intend to enter into purchase and leaseback transactions, under which we would purchase a property from an entity and lease the property back to such entity under a net lease.

We do not intend to purchase interests in hedge funds.

Our advisor and its affiliates may purchase properties in their own names, assume loans in connection with the purchase of properties and temporarily hold title to such properties in order to facilitate our acquisition of such properties, financing of such properties, completing construction of such properties, or for any other purpose related to our business.

Although we have not, and do not currently intend to do so, we also may acquire properties from our advisor, affiliates of our advisor and entities advised or managed by our advisor or its affiliates. In such an event, a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, must determine that the transaction is fair and reasonable to us and at a price no greater than the cost of the property to our advisor, such affiliates of our advisor or such entities advised or managed by our advisor or its affiliates, or if in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. Such acquisitions also must be supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by our independent directors. In connection with such acquisitions, our advisor or an affiliate of our advisor may receive acquisition fees of up to 3.0% of the contract purchase price of each property we acquire or up to 4.0% of the total development cost of any development property acquired. We also will reimburse our advisor for expenses actually incurred related to selecting, evaluating or acquiring such properties. The total of all acquisition fees and expenses paid to our advisor or affiliates of our advisor, including any real estate commissions or other fees paid to third parties, but excluding any development fees and construction fees paid to persons affiliated with our sponsor in connection with the actual development and construction of a project, will not exceed an amount equal to 6.0% of the contract purchase price of the property, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such limits are determined to be commercially competitive, fair and reasonable to us by a majority of our directors not interested in the transaction and by a majority of our independent directors not interested in the transaction.

Although our focus is on apartment communities, our charter and bylaws do not preclude us from acquiring other types of properties. We may acquire other real estate assets, including, but not limited to, income-producing commercial properties. The purchase of any apartment community or other property type will be based upon the best interest of our company and our stockholders as determined by our board of directors. Regardless of the mix of properties we may acquire or own, our primary business objectives are to maximize stockholder value by acquiring apartment communities that have stable cash flows and growth potential, and to preserve capital.

Acquisition Standards

We generally invest in metropolitan areas that are projected to have population growth rates in excess of the national average and that we believe will continue to perform well over time. While our acquisitions are not limited to any state or geographic region, we will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the shifts of population and assets and/or are poised for strong economic growth.

Our primary investment focus is existing apartment communities that produce immediate rental income. However, we may acquire newly developed apartment communities with some lease-up risk if we believe the investment will result in long-term benefits for our stockholders. We generally purchase newer properties, less than five years old, with reduced capital expenditure requirements and high occupancy. However, we may purchase older properties, including properties that need capital improvements or lease-up to maximize their value and enhance our returns. Because these properties may have short-term decreases in income during the lease-up or renovation phase, we will acquire them only when management believes in the long-term growth potential of the investment after necessary lease-up or renovations are completed. We do not anticipate a significant focus on such properties.

We generally intend to engage property management companies with expertise in our property markets that we believe can help maximize property performance and the internal growth of our portfolio as discussed above. Residential Management, Inc., a wholly owned indirect subsidiary of our sponsor, currently serves as the property manager for all our properties.

We generally seek to acquire well located and well constructed properties where the average income of the tenants generally exceeds the average income for the metropolitan area in which the community is located. We expect that all of our apartment communities will lease to their tenants under similar lease terms, and that substantially all of the leases will be for a term of one year or less. We believe that the relatively short lease terms that are customary in most markets may allow us to aggressively raise rental rates in appropriate circumstances.

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

We believe that our acquisition strategy will benefit our stockholders for the following reasons:

•	We seek to purchase apartment communities at favorable prices and obtain immediate income from tenant rents, with the potential for appreciation in value over time.

•	We seek to preserve capital through selective acquisitions and professional management, whereby we intend to increase rental rates, maintain high occupancy rates, reduce tenant turnover, make value-enhancing and income-producing capital improvements, where appropriate, and control operating costs and capital expenditures.

•	We seek to acquire apartment properties in growth markets, at attractive prices relative to replacement cost, that provide the opportunity to improve operating performance through professional management, marketing and selective leasing and renovation programs.

We believe, based on our management’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors, including:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	the general credit quality of current and potential tenants;

•	the potential for rent increases;

•	the interest rate environment;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment of the property and acquisition under applicable federal, state and local tax and other laws and regulations.

Our advisor has substantial discretion with respect to the selection of specific properties.

We do not purchase any property unless and until we obtain an environmental assessment, at a minimum, a Phase I review and generally are satisfied with the environmental status of the property, as determined by our advisor.

We may also enter into arrangements with the seller or developer of a property, whereby the seller or developer agrees that if, during a stated period, the property does not generate specified cash flows, the seller or developer will pay us in cash in an amount necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

In determining whether to acquire a particular property, we may, in accordance with customary practices, obtain an option on the property. The amount paid for an option, if any, is normally surrendered if the property is not purchased, and is normally credited against the purchase price if the property is purchased.

In purchasing properties, we are subject to risks generally incidental to the ownership of real estate, including:

•	changes in general to national, regional or local economic conditions;

•	changes in supply of or demand for similar competing properties in a geographic area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply, which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply of rental housing in the geographic market area.

We anticipate that the purchase price of properties we acquire will vary widely depending on a number of factors, including the size and location of the property. In addition, the amount of fees paid to our advisor, its affiliates and third parties will vary based on the amount of debt we incur in connection with financing the acquisition. If we raise significantly less than the maximum offering, we may not be able to purchase a diverse portfolio of properties or we may not be able to acquire a substantial number of properties; however, it is difficult to predict the actual number of properties that we will acquire because of variables such as purchase price and the amount of leverage we use.

Real Estate Investments

Our advisor makes recommendations on all property acquisitions to our board of directors. Our board of directors, including a majority of our independent directors, must approve all of our property acquisitions.

We primarily acquire properties through wholly owned subsidiaries of our operating partnership. We intend to acquire fee simple ownership of our apartment communities; however, we may acquire properties subject to long-term ground leases. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a property.

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

If remodeling is required prior to the purchase of a property, we will pay a negotiated maximum amount either upon completion or in installments commencing prior to completion of the remodeling. Such amount will be based on the estimated cost of such remodeling. In such instances, we also will have the right to review the lessee’s books during and following completion of the remodeling to verify actual costs. In the event of substantial disparity between estimated and actual costs, we may negotiate an adjustment in the purchase price.

We are not specifically limited in the number or size of properties we may acquire or on the percentage of net proceeds from our follow-on offering, which we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and the amount of proceeds we raise in our follow-on offering.

Joint Ventures

We may invest in general partnerships and joint venture arrangements with other real estate programs formed by, sponsored by or affiliated with our advisor or an affiliate of our advisor if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with nonaffiliated third parties by following the general procedures to obtain approval of an acquisition. However, we will not co-invest and acquire interests in properties through tenant in common syndications.

We may invest in general partnerships or joint venture arrangements with our advisor and its affiliates only when:

•	there are no duplicate property management or other fees;

•	the investment in each entity is on substantially the same terms and conditions as those received by other joint venturers; and

•	we have a right of first refusal to acquire the property if the other joint venturers wish to sell their interest in the property.

We may invest in general partnerships or joint venture arrangements with our advisor and its affiliates to enable us to increase our equity participation in such venture as additional proceeds of our follow-on offering are received, with the result that we will end up owning a larger equity percentage of the property. In addition, we have the right to enter into joint venture arrangements with entities unaffiliated with our advisor and its affiliates.

There is a potential risk that we and our joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision. Furthermore, we cannot assure our stockholders that we will have sufficient financial resources to exercise any right of first refusal.

Real Estate-Related Investments

In addition to our acquisition of apartment communities and other income-producing commercial properties, we may make real estate-related investments, such as mortgage, mezzanine, bridge and other loans, common and preferred equity securities, commercial mortgage-backed securities and certain other securities, including collateralized debt obligations and foreign securities.

Making Loans and Investments in Mortgages

We will not make loans to other entities or persons unless secured by mortgages, and we will not make any mortgage loans to our advisor or any of its affiliates. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loans, would exceed an amount equal to 85.0% of the appraised value of the property as determined by an appraisal from a certified independent appraiser, unless we find substantial justification due to the presence of other underwriting criteria. In no event will we invest in mortgage loans that exceed the appraised value of the property as of the date of the loans.

The value of our investments in secured loans, including mezzanine loans, as shown on our books in accordance with accounting principles generally accepted in the United States of America, or GAAP, after all reasonable reserves but before provision for depreciation, will not exceed 5.0% of our total assets.

Investments in Securities

We may invest in the following types of securities: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities and debt securities issued by other real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.

Our advisor will have substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities).

Operating Strategy

Our primary operating strategy is to acquire suitable properties that meet our acquisition standards and investment objectives and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

Disposition Strategy

Our advisor and our board of directors will determine whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.

In general, we intend to hold properties, prior to sale, for a minimum of four years. When appropriate to minimize our tax liabilities, we may structure the sale of a property as a “like-kind exchange” under the federal income tax laws so that we may acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general strategy will be to reinvest in additional properties, proceeds from the sale, financing, refinancing or other disposition of our properties that represent our initial investment in such property or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such portion of the sale, financing and refinancing proceeds is to increase the total value of real estate assets that we own and the cash flows derived from such assets to pay distributions to our stockholders.

Despite this strategy, our board of directors, in its sole discretion, may distribute to our stockholders all or a portion of the proceeds from the sale, financing, refinancing or other disposition of properties. In determining whether any of such proceeds should be distributed to our stockholders, our board of directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions and compliance with the REIT distribution requirements. Because we may reinvest such portion of the proceeds from the sale, financing or refinancing of our properties, we could hold our stockholders’ capital indefinitely. However, the affirmative vote of stockholders controlling a majority of our outstanding shares of common stock may force us to liquidate our assets and dissolve.

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

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view towards achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized.

Borrowing Policies

We intend to acquire properties with cash and mortgage loans or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our operating partnership. With respect to properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. In such event, the proceeds from the loans will be used to acquire additional properties in order to increase our cash flows and provide further diversification.

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of December 31, 2009, our aggregate borrowings were 66.7% of the combined fair market value of all of our real estate and real estate-related investments and such excess over

65.0% was due to the unsecured note payable to affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 19, 2010 and December 31, 2009, our leverage did not exceed 300.0% of our net assets.

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

Board Review of Our Investment Policies

Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

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

Tax Status

We qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

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

Distribution Policy

In order to continue to qualify as a REIT for federal income tax purposes, among other things, we must distribute each taxable year at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We do not intend to maintain cash reserves to fund distributions to our stockholders.

We intend to avoid, to the extent possible, the fluctuations in distributions that might result if distribution payments were based on actual cash received during the distribution period. Accordingly, we may use cash received during prior periods or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our board of directors. Our ability to maintain regular and predictable distributions will depend upon the availability of cash flows and applicable requirements for qualification as a REIT under the federal income tax laws. Therefore, there may not be cash flows available to pay distributions or distributions may fluctuate. If cash available for distribution is insufficient to pay distributions to our stockholders, we may obtain the necessary funds by borrowing, issuing new securities or selling assets. These methods of obtaining funds could affect future distributions by increasing operating costs.

To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary dividend income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net offering proceeds and thus, constitute a return of capital to our stockholders.

Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, generally we intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure our stockholders that we will be able to do so.

The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by Maryland Law.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates approved by our board of directors.

Competition

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. In addition, overbuilding of apartment communities may occur, which would increase the number of apartment units available and may decrease occupancy and unit rental rates.

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

Geographic Concentration

For the year ended December 31, 2009, we owned seven properties located in Texas, which accounted for 56.5% of our total revenues, two properties located in Georgia, which accounted for 15.0% of our total revenues, two properties located in Virginia, which accounted for 14.6% of our total revenues, one property located in Tennessee, which accounted for 9.7% of our total revenues and one property located in North Carolina, which accounted for 4.2% of our total revenues. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Employees

We have no employees and our executive officers are all employees of our advisor and/or its affiliates. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our officers, consultants and the executive officers and key personnel of our advisor are eligible for awards pursuant to our 2006 Incentive Award Plan, or our 2006 Plan. As of December 31, 2009, no awards had been granted to our officers, consultants or the executive officers or key personnel of our advisor under this plan.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the years ended December 31, 2009, 2008 and 2007.

Item 1A.	Risk Factors.

Investment Risks

There is no public market for the shares of our common stock sold in our offerings. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if they are able to sell their shares of our common stock, they will likely sell them at a substantial discount.

There currently is no public market for the shares of our common stock sold in our offerings and we do not expect a market to develop prior to the listing of the shares of our common stock on a national securities exchange. We have no current plans to cause shares of our common stock to be listed on any securities exchange or quoted on any market system or in any established market either immediately or at any definite time in the future. While we, acting through our board of directors, may attempt to cause shares of our common stock to be listed or quoted if our board of directors determines this action to be in our stockholders’ best interest, there can be no assurance that this event will ever occur. In addition, our charter contains restrictions on the ownership and transfer of shares of our common stock, which inhibits our stockholders’ ability to sell shares of their common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan but it is limited in terms of the amount of shares of our common stock which may be repurchased annually. Our board of directors may also suspend, terminate or amend our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly, or at all. If they are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses, asset management fees and property management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock.

We have experienced losses in the past and we may experience additional losses in the future.

Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our initial losses can be attributed to start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue, and many of our recent losses can be attributed to the current economic environment and capital constraints. For a further discussion of our operational history and the factors for our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto for a discussion.

We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our offerings, and from borrowed funds. We may continue to pay distributions from the net proceeds from our follow-on offering, or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our follow-on offering or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. We have not established any limit on the amount of our follow-on offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Therefore, all or any portion of a distribution to our stockholders may be paid from our follow-on offering proceeds.

For the year ended December 31, 2009, we paid distributions of $10,049,000 ($5,676,000 in cash and $4,373,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $5,718,000. From our inception through December 31, 2009, we paid cumulative distributions of $21,448,000 ($11,995,000 in cash and $9,453,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $9,781,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

As of December 31, 2009, we had an amount payable of $96,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2009, our FFO was $6,135,000. For the year ended December 31, 2009, we paid distributions of $10,049,000, of which $6,135,000 was paid from FFO. From our inception through December 31, 2009, our cumulative FFO was $4,601,000. From our inception through December 31, 2009, we paid cumulative distributions of $21,448,000, of which $4,601,000 was paid from FFO. The distributions paid in excess of our FFO were paid using proceeds from our offerings. For a further discussion of FFO, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.

Our follow-on offering may be considered a “blind pool” offering because we have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our follow-on offering.

We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our follow-on offering. As a result, our follow-on offering may be considered a “blind pool” offering and we cannot give our stockholders information as to the identification, location, operating histories, lease terms or other relevant economic and financial data regarding our properties that we will purchase with the net proceeds from our follow-on offering. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.

We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives.

We were incorporated on December 21, 2005 and we commenced our initial public offering in July 2006, and therefore we have a limited operating history. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a substantial operating history. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	build, expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors’ investment in us; and

•	build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

If we raise proceeds substantially less than the maximum offering in our follow-on offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments and the value of our stockholders’ investment may fluctuate more widely with the performance of specific investments.

Our follow-on offering is being made on a “best efforts” basis, whereby Grubb & Ellis Securities, Inc., or our dealer manager, and the broker-dealers participating in our follow-on offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our follow-on offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantial funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting additional investments for us to acquire in the future, selecting property managers for our properties and securing financing arrangements. Except for stockholders who purchased shares of our common stock in our offerings after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying additional suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable additional investments, we will hold the net proceeds from our follow-on offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We face competition from other apartment communities and housing alternatives for tenants, and we face competition from other acquirers of apartment communities for investment opportunities, both of which may limit our profitability and distributions to our stockholders.

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. In addition, overbuilding of apartment communities may occur. If so, this would increase the number of apartment units available and may decrease occupancy and unit rental rates.

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

Our stockholders are limited in their ability to sell their shares of our common stock purchased in our offerings pursuant to our share repurchase plan, and repurchases are made at our board of directors’ sole discretion.

Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase, and until they have held their shares of our common stock for at least four years, repurchases will be made for less than they paid for their shares of our common stock. Shares of our common stock are repurchased quarterly, at the discretion of our board of directors, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Our board of directors has deferred all redemption requests, other than pursuant to death or qualifying disability, since the first quarter of 2009. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan, and they also should understand that the repurchase prices will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if they deem it necessary or desirable to do so.

Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.

In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of the shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our advisor as a special limited partner in our operating partnership, which would entitle it to receive cash or, if agreed by us and our advisor, shares of our common stock or units of limited partnership interests in our operating partnership equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to stockholders. Finally, upon the termination of the Advisory Agreement as a result of the internalization of our advisor into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will negotiate the compensation to be payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor pursuant to the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce cash available for distribution to our stockholders.

Our follow-on offering is a fixed price offering and the fixed offering price may not accurately represent the current value of our assets at any particular time. Therefore, the purchase price our stockholders pay for shares of our common stock may be higher than the value of our assets per share of common stock at the time of their purchase.

Our follow-on offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price of our shares of common stock in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals for any assets we own or may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

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

Risks Related to Our Business

The downturn in the credit markets may increase the cost of borrowing and may make it difficult for us to obtain financing, which may have a material adverse effect on our operations, liquidity and/or capital resources.

The ongoing turmoil in the financial markets has had an adverse effect on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. The negative impact on the tightening of the credit markets may have an adverse effect on our ability to obtain financing for future acquisitions or extensions or renewals or refinancing for our current mortgage loan payables. The negative impact of the adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations, liquidity and capital resources.

We may suffer from delays in locating suitable investments, which may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.

There may be a substantial period of time before the net proceeds of our follow-on offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our follow-on offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find additional suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders.

We are uncertain of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

We intend to use the net proceeds from our follow-on offering to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to maintain our qualification as a REIT, we must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. Sources of debt or equity for funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

The ongoing market disruptions may adversely affect our operating results and financial condition.

The global financial markets have been undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The ongoing market disruptions could also affect our operating results and financial condition as follows:

•	Debt and Equity Markets — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets have been experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, the ongoing dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Valuations — The ongoing market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•	Government Intervention — The pervasive and fundamental disruptions that the global financial markets have been undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.

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

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our follow-on offering, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus or our other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations or the operations of our sponsor unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s key executives. Our advisor’s key executives are Messrs. Olander, Remppies and Carneal. The loss of any or all of Messrs. Olander, Remppies or Carneal, and our advisor’s inability to find, or any delay in finding, a replacement with equivalent skills and experience, could adversely impact our ability to acquire properties and the operation of our properties. Furthermore, our advisor may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services, and our stockholders should note that such contractors have no fiduciary duty to them and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.

Either we or our advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of our common stock on a national securities exchange, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, we may choose to redeem our advisor’s interest as a special limited partner in our operating partnership, which would entitle it to receive cash or, if agreed by us and our advisor, shares of our common stock or units of limited partnership interest in our operating partnership equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Finally, upon the termination of the Advisory Agreement as a result of our advisor’s internalization into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will agree on the compensation payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.

If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.

If we internalize our management functions, our stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which would decrease net income and funds from operations and may further dilute our stockholders’ investments. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of shares of our common stock.

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

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our properties.

Further, such an inability to manage an internalization transaction effectively, potential conflicts of interests arising from an internalization of our management functions and/or other problems experienced with this possible transaction, could lead to stockholder lawsuits. If such lawsuits are filed against us, the cost of defending the lawsuits is likely to be expensive and, even if we ultimately prevail, the process would divert our attention from operating our business. If we do not prevail in any such lawsuit that may be filed against us in the future, we could be liable for significant damages, which would reduce our cash available for operations or future distributions to our stockholders.

Our success is dependent on the performance of our sponsor.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The ongoing macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow-down in our sponsor’s industry. The prolonged and pronounced economic turmoil could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose the amount of our deposits over any federally insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Our advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.

In the past, our sponsor or its affiliates have, in certain circumstances, deferred or forgiven fees and loans payable by programs sponsored or managed by our sponsor or its affiliates. Our advisor and its affiliates, including our sponsor, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates, to extend any loan maturity dates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of relationships among us, our officers, our advisor and its affiliates, including the material conflicts discussed below.

The conflicts of interest described below may mean we are not managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of an investment in shares of our common stock.

Many of our officers and all of our non-independent directors and our advisor’s officers have conflicts of interest in managing our business and properties. Thus, they may make decisions or take actions that do not solely reflect our stockholders’ best interest. Our officers and non-independent directors and the owners and officers of our advisor are also involved in the advising and ownership of other REITs and various real estate entities, which may give rise to conflicts of interest. In particular, an owner and officer of our advisor is involved in the management and advising of Grubb & Ellis Healthcare REIT II, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, G REIT Liquidating Trust and T REIT Liquidating Trust. These and other private real estate investment programs may compete with us for the time and attention of these executives, or otherwise compete with us or have similar business interests. Each of these officers also may advise additional

REITs and/or other real estate entities. Additionally, some of these key personnel are also owners and officers of affiliates of our advisor with whom we do business, including Grubb & Ellis Equity Advisors, the manager of our advisor; Residential Management, which provides property management services to our properties; NNN Realty Advisors, the parent company of our dealer manager and Residential Management; and Grubb & Ellis. The officers of our advisor also may advise other real estate investment programs sponsored by Grubb & Ellis.

Messrs. Olander, Carneal and Remppies, and Mses. Biller, Johnson and Lo each own less than a 1.0% interest in our sponsor. Mses. Biller, Johnson and Lo each hold options to purchase a de minimis amount of additional shares of our sponsor’s common stock. Messrs. Olander, Carneal and Remppies are each a member of ROC REIT Advisors, LLC, which owns a 25.0% non-managing membership interest in our advisor, and each own a de minimis interest in several other Grubb & Ellis Group programs. Ms. Biller also owns an 18.0% membership interest in Grubb & Ellis Apartment Management, which owns a 25.0% non-managing membership interest in our advisor, and she owns a de minimis interest in several other Grubb & Ellis Group programs.

Our sponsor and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects of the type that we will seek to acquire. None of our sponsor’s affiliated entities are prohibited from raising money for another entity that makes the same types of investments that we target and we may co-invest with any such entity. All such potential co-investments will be subject to a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction approving the transaction as being fair and reasonable and on substantially the same terms and conditions as those received by the co-investment entity.

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

Our sponsor, or its affiliates, have sponsored existing programs with investment objectives and strategies similar to ours and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of the other Grubb & Ellis Group programs managed or advised by affiliates of our advisor. If our advisor or its affiliates breach their fiduciary or contractual obligations to us, or do not resolve conflicts of interest, we may not meet our investment objectives, which could reduce our expected cash available for distribution to our stockholders. For example, our advisor has a duty to us to present us with the first opportunity to purchase any Class A income-producing apartment communities placed under contract by our advisor or its affiliates that satisfy our investment objectives. If our advisor did not comply with our right of first opportunity, this may result in some attractive properties not being presented to us for acquisition. This may adversely affect our results of operations and financial condition.

Our advisor’s officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in and such conflicts may not be resolved in our favor.

Certain of the officers of our advisor will face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the value of ownership of shares of our common stock.

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

Our advisor is a special limited partner in our operating partnership. The special limited partner is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of the gross proceeds from the sale of shares of our common stock and an annual 8.0% cumulative, non-compounded return. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.

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

The absence of arm’s length bargaining may mean that our agreements may not be as favorable to our stockholders as they otherwise could have been.

Any existing or future agreements between us and our advisor, our dealer manager or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The Advisory Agreement, the dealer manager agreement, the property management agreements with Residential Management and the terms of the compensation to our advisor and our dealer manager were not arrived at through arm’s length negotiations. The terms of such agreements and compensation may not solely reflect our stockholders’ best interest and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements.

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

Risks Related to Our Organizational Structure

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 50,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our 2006 Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our follow-on offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.

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

Upon investment in shares of our common stock, our stockholders will experience an immediate dilution of $1.00 per share.

The offering price for shares of our common stock is $10.00 per share. After the payment of selling commissions and dealer manager fees, we receive $9.00 per share. As a result of these expenses, our stockholders will experience immediate dilution of $1.00 in book value per share, or 10.0% of the offering price, not including other organizational and offering expenses. We also will reimburse our advisor for certain organizational and offering expenses. These organizational and offering expenses include advertising and sales expenses, legal and accounting expenses, printing costs, formation costs, SEC, Financial Industry Regulatory Authority, or FINRA, and blue sky filing fees, investor relations and other administrative expenses. We will not reimburse our advisor for any organizational and offering expenses in excess of 1.0% of the gross proceeds from our follow-on offering. To the extent that our stockholders do not participate in any future issuance of our securities, they experience dilution of their ownership percentage.

Our stockholders ability to control our operations is severely limited.

Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, our stockholders will have a right to vote only on the following matters:

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

Our charter limits direct and indirect ownership of our common stock by any single stockholder to 9.9% of the value of the outstanding shares of our capital stock and 9.9% of the value or number (whichever is more restrictive) of the outstanding shares of our common stock. We refer to these limitations as the ownership limits. Our charter also prohibits transfers of our stock that would result in: (1) the shares of our common stock being beneficially owned by fewer than 100 persons; (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts and charitable trusts, owning more than 50.0% of the shares of our common stock, applying broad attribution rules imposed by the federal income tax laws; (3) directly or indirectly owning 9.9% or more of one of our tenants; or (4) before our common stock qualifies as a class of “publicly-offered securities,” 25.0% or more of the shares of our common stock being owned by the Employee Retirement Income Security Act, or ERISA, investors. If a stockholder acquires shares of our stock in excess of the ownership limits or in violation of the restrictions on transfer, we:

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

The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. However, our charter also provides that we may not indemnify or hold harmless our directors, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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

Some or all of our properties have incurred, and will incur, vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on our stockholders’ investment.

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

Lack of geographic diversity may expose us to regional or local economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select U.S. metropolitan markets, our portfolio of properties may not be geographically diversified. Additionally, if we fail to raise substantial proceeds through our follow-on offering, we may not be able to expand or further geographically diversify our real estate portfolio. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to pay cash distributions to our stockholders.

In order to attract and maintain tenants, we may be required to expend funds for capital improvements to the apartment units and common areas. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and, therefore, our financial condition and our ability to pay cash distributions to our stockholders may be adversely affected.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property.

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

Our real properties are subject to property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If property taxes increase, a reduction of our cash flows will occur.

Risks Related to Debt Financing

We have incurred, and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.

We have financed, and we intend to continue to finance, a portion of the purchase price of our investments in real estate by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of the offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 65.0% of the combined market value of our real estate and real estate-related investments. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

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

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms and to pay distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.

Risks Related to Other Real Estate-Related Investments

We do not have substantial experience in acquiring mortgage loans or investing in real estate-related securities, which may result in our real estate-related investments failing to produce returns or incurring losses.

None of our officers or the officers of our advisor have substantial experience in acquiring mortgage loans or investing in the real estate-related securities in which we may invest. We may make such investments to the extent that our advisor, in consultation with our board of directors, determines that it is advantageous for us to do so. Our and our advisor’s lack of expertise in acquiring real estate-related investments may result in our real estate-related investments failing to produce returns or incurring losses, either of which would reduce our ability to pay distributions to our stockholders.

Real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate or real estate-related assets.

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with acquiring real estate-related investments discussed in these risk factors, including risks relating to rising interest rates.

The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we acquire investments in mortgage loans or mortgage-backed securities, such investments will involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with acquiring real estate described in the “Risk Factors — Risks Related to Our Business” and “Risk Factors — Risks Related to Investments in Real Estate” sections. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2006 and we intend to continue to be taxed as a REIT. To continue to qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.

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

As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital and would substantially reduce our ability to pay distributions to our stockholders.

To remain qualified as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our follow-on offering ), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85.0% of our ordinary income; (2) 95.0% of our capital gain net income; and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our follow-on offering) or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the IRS, could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to remain qualified as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to remain qualified as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to remain qualified as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to remain qualified as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for maintaining our qualification as a REIT. Our failure to remain qualified as a REIT would adversely affect our stockholders’ return on their investment.

Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.

If our stockholders participate in the DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of our common stock received.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15.0% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35.0% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and, thus, we expect to avoid the “double taxation” to which other companies are typically subject.

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

Distributions to tax-exempt stockholders may be classified as UBTI.

Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of our common stock should generally constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire shares of our common stock; and

•	part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

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

Employee Benefit Plan, IRA and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans, individual retirement accounts, or IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.

If our stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.

There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including their Benefit Plan or IRA’s investment policy;

•	whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA and/or the Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA and/or the Code) of a stockholder’s Benefit Plan or IRA, investors should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31 2009, we had not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We do not have an address separate from our advisor, Grubb & Ellis Equity Advisors, or our sponsor. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

The following table presents certain additional information about our properties as of December 31, 2009:

							% Total		Annual Rent
	Property	# of	Ownership	Date	Purchase	Annual	of Annual	Physical	Per Leased
Property	Location	Units	Percentage	Acquired	Price	Rent(1)	Rent(1)	Occupancy(2)	Unit(3)

Consolidated Properties:
Walker Ranch Apartment Homes	San Antonio, TX	325	100%	10/31/06	$30,750,000	$3,453,000	9.8%	96.0%	$11,067
Hidden Lake Apartment Homes	San Antonio, TX	380	100%	12/28/06	32,030,000	3,442,000	9.8	95.3	9,508
Park at Northgate	Spring, TX	248	100%	06/12/07	16,600,000	2,263,000	6.4	94.0	9,711
Residences at Braemar	Charlotte, NC	160	100%	06/29/07	15,000,000	1,463,000	4.2	90.0	10,161
Baypoint Resort	Corpus Christi, TX	350	100%	08/02/07	33,250,000	3,430,000	9.8	92.6	10,587
Towne Crossing Apartments	Mansfield, TX	268	100%	08/29/07	21,600,000	2,693,000	7.7	97.0	10,357
Villas of El Dorado	McKinney, TX	248	100%	11/02/07	18,000,000	2,094,000	6.0	91.9	9,184
The Heights at Olde Towne	Portsmouth, VA	148	100%	12/21/07	17,000,000	1,782,000	5.1	92.6	13,011
The Myrtles at Olde Towne	Portsmouth, VA	246	100%	12/21/07	36,000,000	3,040,000	8.7	90.7	13,634
Arboleda Apartments	Cedar Park, TX	312	100%	03/31/08	29,250,000	2,547,000	7.2	93.3	8,751
Creekside Crossing	Lithonia, GA	280	100%	06/26/08	25,400,000	2,889,000	8.2	93.6	11,026
Kedron Village	Peachtree City, GA	216	100%	06/27/08	29,600,000	2,533,000	7.2	94.0	12,477
Canyon Ridge Apartments	Hermitage, TN	350	100%	09/15/08	36,050,000	3,479,000	9.9	96.3	10,324

Total/Weighted Average		3,531			$340,530,000	$35,108,000	100%	93.9%	$10,587

(1)	Annual rent is based on contractual base rent from leases in effect as of December 31, 2009.

(2)	Physical occupancy as of December 31, 2009.

(3)	Average effective annual rent per leased unit as of December 31, 2009.

As of December 31, 2009, we owned fee simple interests in all of our properties.

The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

Indebtedness

For a discussion of our indebtedness, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, and Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of FINRA and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor’s estimated value of the shares is $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We have not and do not currently anticipate obtaining appraisals for the properties we own, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until 18 months after the later of the completion of our follow-on offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per-share value reported in our Annual Reports on Form 10-K; provided, however, that if we have sold a property and have made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the estimated per-share value reported in our Annual Reports on Form 10-K will be equal to the offering price of the shares of our common stock in our most recent offering less the amount of net sale proceeds per share distributed to stockholders as a result of the sale of such property. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined as our board of directors deems appropriate.

Stockholders

As of March 10, 2010, we had approximately 5,593 stockholders of record.

Distributions

On February 22, 2007, our board of directors approved a 7.0% per annum, assuming a purchase price of $10.00 per share, or $0.70 per common share, distribution to be paid to our stockholders beginning with our March 2007 monthly distribution, which was paid on April 15, 2007. On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, assuming a purchase price of $10.00 per share, or $0.60 per common share, distribution to be paid to our stockholders beginning with our March 2009 monthly distribution, which was paid in April 2009.

For the year ended December 31, 2009, we paid distributions of $10,049,000 ($5,676,000 in cash and $4,373,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $5,718,000. For the year ended December 31, 2008, we paid distributions of $8,216,000 ($4,414,000 in cash and $3,802,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $1,567,000. From our inception through December 31, 2009, we paid cumulative distributions of $21,448,000 ($11,995,000 in cash and $9,453,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $9,781,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

As of December 31, 2009, we had an amount payable of $96,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2009, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generate FFO excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the years ended December 31, 2009 and 2008, our FFO was $6,135,000 and $(1,106,000), respectively. For the year ended December 31, 2009, we paid $6,135,000 in distributions from FFO. For the year ended December 31, 2008, we did not pay any distributions from FFO. From our inception through December 31, 2009, our cumulative FFO was $4,601,000. From our inception through December 31, 2009, we paid $4,601,000 in distributions from FFO. The distributions paid in excess of FFO were paid using net proceeds from our offerings.

See our disclosure regarding FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our 2006 Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our 2006 Plan is 2,000,000, subject to adjustment under specified circumstances.

	Number of Securities		Number of
	to be Issued upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders(1)	—	—	1,988,800
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,988,800

(1)	On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in our 2006 Plan, to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007, June 25, 2008 and June 23, 2009, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under our 2006 Plan, which will vest over the same period described above. On September 24, 2009, in connection with the resignation of one independent director, W. Brand Inlow, and the concurrent election of a new independent director, Richard S. Johnson, we granted 1,000 shares of restricted common stock to Mr. Johnson under our 2006 Plan, which will vest over the same period described above. In addition, 800 shares and 2,000 shares of restricted common stock were forfeited in November 2006 and September 2009, respectively. Such outstanding shares of restricted common stock are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Use of Public Offering Proceeds

Initial Offering

On July 19, 2006, we commenced our initial offering in which we offered up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. The shares of our common stock offered in our initial offering were registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 19, 2006. Our initial offering terminated July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares issued pursuant to the DRIP. As of July 17, 2009, a total of $7,706,000 in distributions were reinvested and 811,158 shares of our common stock were issued pursuant to the DRIP.

In our initial offering, as of December 31, 2009, we had incurred marketing support fees of $3,932,000, selling commissions of $10,874,000 and due diligence expense reimbursements of $141,000. We had also incurred other offering expenses of $2,361,000 as of such date. Such fees and reimbursements were incurred to our affiliates and were charged to stockholders’ equity as such amounts were reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds was 11.0%. As of July 17, 2009, net offering proceeds were $147,616,000, including proceeds from the DRIP and after deducting offering expenses.

As of December 31, 2009, we had used $11,813,000 in proceeds from our initial offering to purchase our 13 properties, $41,900,000 to repay borrowings from an affiliate incurred in connection with such acquisitions and $68,000,000 to repay borrowings from non-affiliates incurred in connection with such acquisitions.

Follow-on Offering

On July 20, 2009, we commenced our follow-on offering in which we are offering to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. The shares of our common stock offered in our follow-on offering have been registered with the SEC on a Registration Statement on Form S-11 (File No. 333-157375) under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 17, 2009.

As of December 31, 2009, we had received and accepted subscriptions in our follow-on offering for 590,860 shares of our common stock, or $5,903,000, excluding shares issued pursuant to the DRIP. As of December 31, 2009, a total of $1,747,000 in distributions were reinvested and 183,818 shares of our common stock were issued pursuant to the DRIP.

In our follow-on offering, as of December 31, 2009, we had incurred selling commissions of $408,000 and dealer manager fees of $177,000. We had also incurred other offering expenses of $59,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of funds raised will not exceed 11.0%. As of December 31, 2009, net offering proceeds were $7,006,000, including proceeds from the DRIP and after deducting offering expenses.

As of December 31, 2009, $44,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs in connection with our follow-on offering.

As of December 31, 2009, we had used $2,573,000 in proceeds from our follow-on offering to repay debt to non-affiliates incurred in connection with previous property acquisitions.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.

All repurchases are subject to a one year holding period, except for repurchases made in connection with a stockholder’s death or qualifying disability. Repurchases are limited to (1) those that could be funded from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and (2) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

The prices per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100%, of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.

If funds are not available to repurchase all shares of our common stock for which repurchase requests were received by the end of the calendar quarter, shares of our common stock will be purchased on a pro rata basis and any unfulfilled requests will be held until the next calendar quarter, unless withdrawn; provided, however, we may give priority to the repurchase of a deceased stockholder’s shares of our common stock or shares of a stockholder with a qualifying disability.

During the three months ended December 31, 2009, we repurchased shares of our common stock as follows:

(d)
Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

October 1, 2009 to October 31, 2009	52,278	$10.00	52,278	$—	(2)
November 1, 2009 to November 30, 2009	—	$—	—	$—
December 1, 2009 to December 31, 2009	—	$—	—	$—

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors adopted, and we publicly announced, an amended share repurchase plan effective August 25, 2008. On September 30, 2009, our board of directors approved an amendment and restatement of our share repurchase plan. As of December 31, 2009, we had repurchased 329,262 shares pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

Item 6.	Selected Financial Data.

The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data and statement of cash flows data in a format consistent with our consolidated financial statements under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K.

	December 31,				January 10, 2006
Selected Financial Data	2009	2008	2007	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$338,303,000	$344,685,000	$228,814,000	$67,214,000	$201,000
Mortgage loan payables, net	$217,434,000	$217,713,000	$139,318,000	$19,218,000	$—
Unsecured note payables to affiliate	$9,100,000	$9,100,000	$7,600,000	$10,000,000	$—
Total equity	$104,769,000	$106,705,000	$66,057,000	$14,248,000	$201,000

				Period from
				January 10, 2006
				(Date of Inception)
	Years Ended December 31,			through
	2009	2008	2007	December 31, 2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$37,465,000	$31,878,000	$12,705,000	$659,000
Loss from continuing operations	$(5,719,000)	$(12,827,000)	$(5,579,000)	$(523,000)
Net loss attributable to controlling interest	$(5,719,000)	$(12,826,000)	$(5,579,000)	$(523,000)
Net loss per common share — basic and diluted(1):
Net loss from continuing operations	$(0.35)	$(1.04)	$(1.10)	$(1.99)
Net loss attributable to controlling interest	$(0.35)	$(1.04)	$(1.10)	$(1.99)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$5,718,000	$1,567,000	$2,195,000	$301,000
Cash flows used in investing activities	$(1,824,000)	$(126,638,000)	$(126,965,000)	$(63,991,000)
Cash flows provided by financing activities	$337,000	$126,041,000	$125,010,000	$65,144,000
OTHER DATA:
Distributions declared	$9,999,000	$8,633,000	$3,519,000	$145,000
Distributions declared per common share	$0.62	$0.70	$0.68	$0.14
Funds from operations(2)	$6,135,000	$(1,106,000)	$(194,000)	$(234,000)
Net operating income(3)	$19,343,000	$15,832,000	$6,482,000	$393,000

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net loss to FFO for the years ended December 31, 2009, 2008 and 2007.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2009, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2009 and 2008, together with our results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our follow-on public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States, or the U.S., Securities and Exchange Commission, or the SEC.

Overview and Background

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and, therefore, we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, in which we offered 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of December 31, 2009, we had received and accepted subscriptions in our follow-on offering for 590,860 shares of our common stock, or $5,903,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Effective January 13, 2010, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. Grubb & Ellis Equity Advisors is a wholly owned subsidiary of Grubb & Ellis, our sponsor. The Advisory Agreement has a one year term that expires on July 18, 2010, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

As of December 31, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, which had an aggregate purchase price of $340,530,000.

Business Strategy

We believe the following will be key factors for our success in meeting our objectives.

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, nearly 80.0% of the estimated total U.S. population growth between 2000 and 2030 will occur in the South and West. We will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and strong credit profile and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes. They may also be individuals in transition who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flows to our investors as well as increasing the value of our properties.

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

Each of our key executives has considerable experience building successful real estate companies. As an example, Mr. Olander has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, a publicly traded apartment REIT. Likewise, Messrs. Remppies and Carneal are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

We lease multi-family residential apartments under operating leases and substantially all of our apartment leases are for a term of one year or less. Rental income and other property revenues are recorded when due from tenants and are recognized monthly as they are earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Early lease termination amounts are recognized when received and realized. Expense reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Considerations, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

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

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment

We carry our properties at the lower of historical cost less accumulated depreciation or fair value less costs to sell. We assess the impairment of a real estate asset when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or a significant physical change in the asset.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows in determining fair value will be inherently uncertain and will rely on subjective assumptions dependent upon current and future market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, allowance for uncollectible accounts, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Purchase Price Allocation

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2009 and 2008, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus a market renewal lease term.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt are included in mortgage loan payables, net in our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We qualified and elected to be taxed as a REIT under Sections 856 through 860 of the Code for federal income tax purposes beginning with our tax year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Acquisitions in 2009, 2008 and 2007

For information regarding our acquisitions of properties, see Note 3, Real Estate Investments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Offering Proceeds

If we fail to raise significant proceeds from the sale of shares of our common stock in our follow-on offering, we will not have enough proceeds to continue to expand or further geographically diversify our real estate portfolio, which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of gross offering proceeds we raise, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices, which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2009 and continue to comply with such regulations.

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

Results of Operations

Comparison of the Years Ended December 31, 2009, 2008 and 2007

Our operating results are primarily comprised of income derived from our portfolio of apartment communities.

Except where otherwise noted, the change in our results of operations is primarily due to a full period of operations of the 2008 property acquisitions during 2009, as compared to partial operations of the 2008 property acquisitions during 2008, as well as owning only nine of our 13 properties as of December 31, 2007.

Revenues

For the years ended December 31, 2009, 2008 and 2007 revenues were $37,465,000, $31,878,000 and $12,705,000, respectively. For the year ended December 31, 2009, revenues were comprised of rental income of $33,674,000 and other property revenues of $3,791,000. For the year ended December 31, 2008, revenues were comprised of rental income of $28,692,000 and other property revenues of $3,186,000. For the year ended December 31, 2007, revenues were comprised of rental income of $11,610,000 and other property revenues of $1,095,000. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues is due to the increase in the number of properties as discussed above.

The aggregate occupancy for our properties was 93.9%, 90.3% and 91.5% as of December 31, 2009, 2008 and 2007, respectively.

Rental Expenses

For the years ended December 31, 2009, 2008 and 2007, rental expenses were $18,122,000, $16,046,000 and $6,223,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2009	2008	2007

Administration	$6,101,000	$4,665,000	$1,606,000
Real estate taxes	5,679,000	5,368,000	2,488,000
Utilities	2,505,000	2,399,000	599,000
Repairs and maintenance	2,175,000	2,024,000	852,000
Property management fees	1,087,000	1,129,000	489,000
Insurance	575,000	461,000	189,000

Total rental expenses	$18,122,000	$16,046,000	$6,223,000

The increase in rental expenses was primarily due to the increase in the number of properties as discussed above. The decrease in property management fees of $42,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to amending our property management agreements during 2008 on our nine properties acquired through 2007 to decrease the fees from 4.0% of the monthly gross cash receipts to 3.0% or lower. As a percentage of revenue, operating expenses remained materially consistent. Rental expenses as a percentage of revenue were 48.4%, 50.3% and 49.0%, respectively, for the years ended December 31, 2009, 2008 and 2007.

General and Administrative

For the years ended December 31, 2009, 2008 and 2007, general and administrative was $1,659,000, $5,354,000 and $2,383,000, respectively. General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2009	2008	2007

Professional and legal fees(a)	$456,000	$672,000	$601,000
Bad debt expense	446,000	544,000	264,000
Directors’ and officers’ insurance premiums	230,000	220,000	202,000
Bank charges	113,000	61,000	6,000
Franchise taxes	103,000	57,000	2,000
Directors’ fees	98,000	101,000	100,000
Postage and delivery	72,000	60,000	20,000
Investor-related services	67,000	68,000	11,000
Acquisition-related costs(b)	12,000	825,000	—
Asset management fee(c)	—	2,563,000	950,000
Acquisition-related audit fees to comply with the provisions of Article 3-14 of Regulation S-X(d)	—	84,000	187,000
Other	62,000	99,000	40,000

Total general and administrative	$1,659,000	$5,354,000	$2,383,000

The decrease in general and administrative of $3,695,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, and the increase in general and administrative of $2,971,000 for the year ended December 31, 2008, as compared to December 31, 2007, was due to the following:

(a) Professional and legal fees

The decrease in professional and legal fees of $216,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to a $199,000 reduction of negotiated external auditor’s fees in connection with the audit of our Annual Report on Form 10-K and the review of our quarterly reports on Form 10-Q. The increase in professional and legal fees of $71,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was primarily due to a $94,000 increase in external auditor’s fees and a $16,000 increase in tax preparation fees as a result of the increase in the size of our portfolio of apartment communities as discussed above.

(b) Acquisition-related costs

For the year ended December 31, 2008, we recorded $825,000 in acquisition-related costs associated with the termination of a proposed acquisition. Such amount included expenses associated with the acquisition and financing expenses of the property, for which we reimbursed our advisor and its affiliates pursuant to the Advisory Agreement. For the years ended December 31, 2009 and 2007, we incurred $12,000 and $0, respectively, in acquisition-related costs.

(c) Asset management fees

The decrease in asset management fees for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to zero asset management fees incurred in 2009. The Advisory Agreement with our advisor provides that, effective January 1, 2009, no asset management fee is due or payable to our advisor until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. The increase in asset management fees of $1,613,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to the increase in the number of properties managed during the periods then ended as discussed above.

(d) Acquisition-related audit fees

We did not incur any acquisition-related audit fees for the year ended December 31, 2009, as we did not complete any acquisitions for the period then ended. The decrease in acquisition-related audit fees of $103,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was a result of the decrease in the number of acquisitions during the periods then ended. In 2007, we acquired seven properties, whereas in 2008, we acquired four properties.

Depreciation and Amortization

For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization was $11,854,000, $11,720,000 and $5,385,000, respectively. For the year ended December 31, 2009, depreciation and amortization was comprised of depreciation on our properties of $11,605,000 and amortization of identified intangible assets of $249,000. Identified intangible assets were fully amortized by April 2009. For the year ended December 31, 2008, depreciation and amortization was comprised of depreciation on our properties of $9,260,000 and amortization of identified intangible assets of $2,460,000. For the year ended December 31, 2007, depreciation and amortization was comprised of depreciation on the properties of $3,434,000 and amortization of identified intangible assets of $1,951,000. The increase in depreciation and amortization is due to the increase in the number of properties as discussed above, partially offset by assets becoming fully depreciated or amortized.

Interest Expense

For the years ended December 31, 2009, 2008 and 2007, interest expense was $11,552,000, $11,607,000 and $4,386,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2009	2008	2007

Interest expense on mortgage loan payables(a)	$10,429,000	$9,783,000	$3,358,000
Amortization of deferred financing fees — mortgage loan payables(a)	231,000	173,000	36,000
Amortization of debt discount	136,000	136,000	47,000
Interest expense on the Wachovia Loan(b)	124,000	714,000	39,000
Interest expense on the line of credit(b)	—	—	377,000
Write-off of deferred financing fees — line of credit(c)	—	243,000	—
Unused and annual fees on line of credit	—	—	128,000
Amortization of deferred financing fees — lines of credit(c)	88,000	338,000	197,000
Interest expense on unsecured note payables to affiliate(d)	544,000	220,000	204,000

Total interest expense	$11,552,000	$11,607,000	$4,386,000

The decrease in interest expense of $55,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, and the increase in interest expense of $7,221,000 for the year ended December 31, 2008, as compared to December 31, 2007, was due to the following:

(a) Mortgage loan payables

Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $704,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $6,562,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increases in interest expense were due to the increases in mortgage loan payables balances outstanding as a result of the increase in the number of properties owned year over year.

(b) Interest expense on the lines of credit

The $590,000 decrease in interest expense on our loan of up to $10,000,000 with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was the result of lower interest rates and a lower outstanding balance on the Wachovia Loan during 2009, as compared to 2008. The increase in interest expense on the Wachovia Loan of $675,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to a principal balance outstanding on the Wachovia Loan for 12 months during 2008, as compared to a principal balance outstanding on the Wachovia Loan for only one month during 2007.

For the year ended December 31, 2007, we recorded $377,000 in interest expense on a $75,000,000 secured revolving line of credit, or the line of credit, we had with Wachovia and LaSalle Bank National Association. In April 2007, we repaid the remaining outstanding principal balance on the line of credit. There was no outstanding principal balance during 2008, and in June 2008 we terminated the line of credit. As such, we did not incur such interest expense on the line of credit for the years ended December 31, 2009 and 2008.

(c) Deferred financing fees on the lines of credit

The decrease in amortization of deferred financing fees — lines of credit of $250,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was a result of the initial deferred financing fees in connection with the Wachovia Loan incurred in November 2007, and the additional deferred financing fees incurred in connection with each acquisition-related draw from November 2007 through September 2008 being fully amortized by November 2008. In November 2008, we incurred $100,000 in connection with the renewal of the Wachovia Loan which was amortized through November 2009, and we did not have any acquisition-related draws on the Wachovia Loan during 2009. The $141,000 increase in amortization of deferred financing fees — lines of credit for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to amortization of the deferred financing fees associated with the Wachovia Loan for 12 months during 2008 as opposed to four months of amortization of deferred financing fees on the line of credit during 2007 and two months of amortization of deferred financing fees on the Wachovia Loan during 2007. Also, for the year ended December 31, 2008, we wrote-off $243,000 of deferred financing fees as a result of the termination of the line of credit in June 2008.

(d) Interest expense on unsecured note payables to affiliate

Interest expense on unsecured note payables to affiliate increased by $324,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Interest expense on unsecured note payables to affiliate increased by $16,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increases were primarily due to the period of time principal balances were outstanding on the unsecured notes for the periods then ended, as well as the interest rates on the unsecured notes during those periods. A principal balance was outstanding on the unsecured notes for 12 months during 2009, as compared to nine months during 2008 and four months during 2007. The interest rates on the unsecured notes ranged from 4.50% to 8.43% during 2009, 4.95% to 7.46% during 2008 and 6.86% to 7.46% during 2007.

Interest and Dividend Income

For the years ended December 31, 2009, 2008 and 2007, interest and dividend income was $3,000, $22,000 and $91,000, respectively. For such periods, interest and dividend income was related primarily to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates in 2007, as compared to 2009 and 2008.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our follow-on offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay our unsecured note payable to affiliate.

Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $10,742,000 to pay interest on our outstanding indebtedness over the next 12 months, based on rates in effect as of December 31, 2009. In addition, we estimate that we will require $588,000 to pay principal on our outstanding indebtedness over the next 12 months. We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2009, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.

In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which during our follow-on offering includes payments for reimbursement of certain organizational and offering expenses and for selling commissions and dealer manager fees.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations, borrowings and the net proceeds from our follow-on offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds from our follow-on offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our follow-on offering and the resulting amount of net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.

When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our follow-on offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates, which would prohibit us from making the proceeds available for distribution. We may also pay distributions with cash from capital transactions, including, without limitation, the sale of one or more of our properties or from proceeds from our follow-on offering.

As of December 31, 2009, we estimate that our expenditures for capital improvements will require approximately $1,523,000 within the next 12 months. As of December 31, 2009, we had $367,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions, which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.

Cash Flows

Cash flows provided by operating activities for the years ended December 31, 2009, 2008 and 2007, were $5,718,000, $1,567,000 and $2,195,000, respectively. For the year ended December 31, 2009, cash flows provided by operating activities related primarily to a full year of operations of our 13 properties, partially offset by the $580,000 decrease in accounts payable due to affiliates, net primarily due to the $581,000 payment of the asset management fees related to the fourth quarter of 2008, as well as no accrual for asset management fees during the year ended December 31, 2009. For the year ended December 31, 2008, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $2,143,000, partially offset by the increase in accounts and other receivables of $712,000. For the year ended December 31, 2007, cash flows provided by operating activities was primarily due to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $2,153,000, partially offset by the increase in accounts and other receivables of $307,000. In addition to a full year of operations of our 13 properties, the increase in cash flows provided by operating activities in 2009, as compared to 2008 and 2007, was related to the timing of the receipt of receivables and the payment of payables. The decrease in cash flows provided by operating activities in 2008, as compared to 2007, was due to the payment of $825,000 in acquisition-related costs associated with the termination of a proposed acquisition. We anticipate cash flows provided by operating activities to increase as we purchase more properties.

Cash flows used in investing activities for the years ended December 31, 2009, 2008 and 2007, were $1,824,000, $126,638,000 and $126,965,000, respectively. For the year ended December 31, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $469,000 and $1,304,000 of cash flows used for capital expenditures. For the year ended December 31, 2008, cash flows used in investing activities related primarily to the acquisition of four real estate operating properties in the amount of $124,874,000. For the year ended December 31, 2007, cash flows used in investing activities related primarily to the acquisition of seven real estate operating properties in the amount of $123,657,000. We anticipate cash flows used in investing activities to increase as we purchase properties.

Cash flows provided by financing activities for the year ended December 31, 2009, 2008 and 2007, were $337,000, $126,041,000 and $125,010,000, respectively. For the year ended December 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in our offerings of $13,238,000, partially offset by share repurchases of $2,383,000, principal repayments on the Wachovia Loan of $3,200,000, payment of offering costs of $1,590,000 and distributions in the amount of $5,676,000. For the year ended December 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $66,636,000 and borrowings on our mortgage loan payables, unsecured note payables to affiliate and the Wachovia Loan of $122,601,000, partially offset by payments on unsecured note payables to affiliate of $7,600,000, payments on the Wachovia Loan of $41,650,000, share repurchases of $797,000, the payment of offering costs of $7,490,000 and distributions in the amount of $4,414,000. For the year ended December 31, 2007, cash flows provided by financing activities related primarily to funds raised from investors of $66,796,000 and borrowings on our mortgage loan payables, unsecured note payables to affiliate and lines of credit of $127,577,000, partially offset by payments of $34,300,000 on unsecured note payables to affiliate, payments on the lines of credit of $24,780,000, the payment of offering costs of $7,108,000 and distributions in the amount of $1,857,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of our follow-on offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Therefore, all or any portion of a distribution to our stockholders may be paid from the net proceeds of our follow-on offering.

If distributions made to our stockholders are in excess of our current and accumulated earning and profits, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. The income tax treatment for distributions per common share reportable for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009		2008		2007

Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.63	100	0.70	100	0.68	100

	$0.63	100%	$0.70	100%	$0.68	100%

For a further discussion of our distributions, See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of December 31, 2009, our aggregate borrowings were 66.7% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 19, 2010 and December 31, 2009, our leverage did not exceed 300.0% of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

For a discussion of our mortgage loan payables, net and our unsecured note payables to affiliate, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Line of Credit

For a discussion of the Wachovia Loan, see Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from proceeds from our follow-on offering.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 8, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of December 31, 2009, we had 13 mortgage loan payables outstanding in the aggregate principal amount of $218,095,000 ($217,434,000, net of discount).

As December 31, 2009, we had $9,100,000 outstanding under a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, with an interest rate of 4.5% per annum, which is due January 1, 2011. The interest rate payable under the Consolidated Promissory Note is subject to a one-time adjustment not to exceed a maximum interest rate of 6.0% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors on July 1, 2010.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2009, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2009, the weighted average effective interest rate on our outstanding debt was 4.69% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total

Principal payments — fixed rate debt	$588,000	$10,535,000	$15,955,000	$139,117,000	$166,195,000
Interest payments — fixed rate debt	9,230,000	17,547,000	16,864,000	15,022,000	58,663,000
Principal payments — variable rate debt	—	—	251,000	60,749,000	61,000,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2009)	1,512,000	3,029,000	3,021,000	895,000	8,457,000

Total	$11,330,000	$31,111,000	$36,091,000	$215,783,000	$294,315,000

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet transactions.

Inflation

Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit tenants to leave at the end of the lease term, and, therefore, will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as defined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

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

The following is a reconciliation of net loss to FFO for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Net loss	$(5,719,000)	$(12,827,000)	$(5,579,000)
Add:
Net loss attributable to noncontrolling interests	—	1,000	—
Depreciation and amortization — consolidated properties	11,854,000	11,720,000	5,385,000

FFO	$6,135,000	$(1,106,000)	$(194,000)

FFO per common share — basic and diluted	$0.38	$(0.09)	$(0.04)

Weighted average common shares outstanding — basic and diluted	16,226,924	12,322,032	5,063,942

FFO reflects acquisition-related expenses of interest expense on the Wachovia Loan, interest expense on a credit agreement we had with Wachovia and LaSalle Bank National Association, interest expense on the unsecured note payables to affiliate, amortization of deferred financing fees associated with acquiring our lines of credit and other acquisition-related expenses, as well as amortization of debt discount as detailed above under Results of Operations — Comparison of the Years Ended December 31, 2009, 2008 and 2007.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization, interest and dividend income and other income, net. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net loss to net operating income for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Net loss	$(5,719,000)	$(12,827,000)	$(5,579,000)
Add:
General and administrative	1,659,000	5,354,000	2,383,000
Depreciation and amortization	11,854,000	11,720,000	5,385,000
Interest expense	11,552,000	11,607,000	4,386,000
Less:
Interest and dividend income	(3,000)	(22,000)	(91,000)
Other income, net	—	—	(2,000)

Net operating income	$19,343,000	$15,832,000	$6,482,000

Subsequent Events

For a discussion of subsequent events, see Note 17, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

The table below presents, as of December 31, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$588,000	$9,801,000	$734,000	$1,145,000	$14,810,000	$139,117,000	$166,195,000	*
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2009)	5.32%	4.56%	5.32%	5.47%	5.08%	5.63%	5.52%	—
Variable rate debt — principal payments	$—	$—	$—	$49,000	$202,000	$60,749,000	$61,000,000	$55,986,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2009)	—%	—%	—%	2.47%	2.47%	2.45%	2.45%	—

*	The estimated fair value of our fixed rate mortgage loan payables was $162,414,000 as of December 31, 2009. The estimated fair value of the $9,100,000 principal amount outstanding under the Consolidated Promissory Note as of December 31, 2009 is not determinable due to the related party nature of the note.

Mortgage loan payables were $218,095,000 ($217,434,000, net of discount) as of December 31, 2009. As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.42% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2009, $157,095,000, ($156,434,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum.

As of December 31, 2009, we had $9,100,000 outstanding under the Consolidated Promissory Note at a fixed interest rate of 4.50% per annum, which is due on January 1, 2011. The interest rate is subject to a one-time adjustment not to exceed a maximum interest rate of 6.0% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors on July 1, 2010.

Borrowings as of December 31, 2009, bore interest at a weighted average effective interest rate of 4.69% per annum.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of December 31, 2009, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $305,000, or 2.75%.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.

See the index at Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange

Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2009 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2009 is submitted herewith:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	109

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grubb & Ellis Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Apartment REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Grubb & Ellis Apartment REIT, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Los Angeles, California
March 19, 2010

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

	December 31,
	2009	2008

ASSETS
Real estate investments:
Operating properties, net	$324,938,000	$335,267,000
Cash and cash equivalents	6,895,000	2,664,000
Accounts and other receivables	662,000	395,000
Restricted cash	4,007,000	3,762,000
Identified intangible assets, net	—	249,000
Other assets, net	1,801,000	2,348,000

Total assets	$338,303,000	$344,685,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$217,434,000	$217,713,000
Unsecured note payables to affiliate	9,100,000	9,100,000
Line of credit	—	3,200,000
Accounts payable and accrued liabilities	5,698,000	5,859,000
Accounts payable due to affiliates, net	140,000	864,000
Security deposits, prepaid rent and other liabilities	1,162,000	1,244,000

Total liabilities	233,534,000	237,980,000
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest (Note 10)	—	—
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 17,028,454 and 15,488,810 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	170,000	155,000
Additional paid-in capital	151,542,000	137,775,000
Accumulated deficit	(46,943,000)	(31,225,000)

Total stockholders’ equity	104,769,000	106,705,000
Noncontrolling interest (Note 11)	—	—

Total equity	104,769,000	106,705,000

Total liabilities and equity	$338,303,000	$344,685,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007

Revenues:
Rental income	$33,674,000	$28,692,000	$11,610,000
Other property revenues	3,791,000	3,186,000	1,095,000

Total revenues	37,465,000	31,878,000	12,705,000
Expenses:
Rental expenses	18,122,000	16,046,000	6,223,000
General and administrative	1,659,000	5,354,000	2,383,000
Depreciation and amortization	11,854,000	11,720,000	5,385,000

Total expenses	31,635,000	33,120,000	13,991,000

Income (loss) from operations	5,830,000	(1,242,000)	(1,286,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(544,000)	(220,000)	(204,000)
Interest expense related to mortgage loan payables, net	(10,796,000)	(10,092,000)	(3,441,000)
Interest expense related to lines of credit	(212,000)	(1,295,000)	(741,000)
Interest and dividend income	3,000	22,000	91,000
Other income, net	—	—	2,000

Net loss	(5,719,000)	(12,827,000)	(5,579,000)

Less: Net loss attributable to noncontrolling interests	—	1,000	—

Net loss attributable to controlling interest	$(5,719,000)	$(12,826,000)	$(5,579,000)

Net loss per share attributable to controlling interest — basic and diluted	$(0.35)	$(1.04)	$(1.10)

Weighted average number of common shares outstanding — basic and diluted	16,226,924	12,322,032	5,063,942

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

	Stockholders’ Equity
	Common Stock		Additional					Redeemable
	Number of		Paid-In	Preferred	Accumulated	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Stock	Deficit	Interest	Equity	Interest

BALANCE — December 31, 2006	1,686,068	$17,000	$14,898,000	$—	$(668,000)	$1,000	$14,248,000	$—
Issuance of common stock	6,707,393	67,000	66,934,000	—	—	—	67,001,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(7,367,000)	—	—	—	(7,367,000)	—
Amortization of nonvested common stock compensation	—	—	9,000	—	—	—	9,000	—
Issuance of common stock under the DRIP	132,383	1,000	1,257,000	—	—	—	1,258,000	—
Distributions	—	—	—	—	(3,519,000)	—	(3,519,000)	—
Net loss	—	—	—	—	(5,579,000)	—	(5,579,000)	—

BALANCE — December 31, 2007	8,528,844	85,000	75,737,000	—	(9,766,000)	1,000	66,057,000	—
Issuance of common stock	6,641,058	67,000	66,269,000	—	—	—	66,336,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(7,254,000)	—	—	—	(7,254,000)	—
Amortization of nonvested common stock compensation	—	—	15,000	—	—	—	15,000	—
Issuance of common stock under the DRIP	400,216	4,000	3,798,000	—	—	—	3,802,000	—
Repurchase of common stock	(84,308)	(1,000)	(796,000)	—	—	—	(797,000)	—
Distributions	—	—	—	—	(8,633,000)	—	(8,633,000)	—
Net loss	—	—	—	—	(12,826,000)	(1,000)	(12,827,000)	—

BALANCE — December 31, 2008	15,488,810	155,000	137,775,000	—	(31,225,000)	—	106,705,000	—
Issuance of common stock	1,322,313	13,000	13,202,000	—	—	—	13,215,000	—
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	—	8,000	—
Forfeiture of nonvested shares of common stock	(2,000)	—	(2,000)	—	—	—	(2,000)	—
Offering costs	—	—	(1,447,000)	—	—	—	(1,447,000)	—
Amortization of nonvested common stock compensation	—	—	18,000	—	—	—	18,000	—
Issuance of common stock under the DRIP	460,285	5,000	4,368,000	—	—	—	4,373,000	—
Repurchase of common stock	(244,954)	(3,000)	(2,380,000)	—	—	—	(2,383,000)	—
Distributions	—	—	—	—	(9,999,000)	—	(9,999,000)	—
Net loss	—	—	—	—	(5,719,000)	—	(5,719,000)	—

BALANCE — December 31, 2009	17,028,454	$170,000	$151,542,000	$—	$(46,943,000)	$—	$104,769,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,719,000)	$(12,827,000)	$(5,579,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	12,309,000	12,610,000	5,665,000
(Gain) loss on property insurance settlements	(101,000)	16,000	—
Stock based compensation, net of forfeitures	24,000	21,000	15,000
Bad debt expense	446,000	544,000	264,000
Changes in operating assets and liabilities:
Accounts and other receivables	(726,000)	(712,000)	(307,000)
Other assets, net	233,000	(79,000)	218,000
Accounts payable and accrued liabilities	286,000	1,819,000	2,125,000
Accounts payable due to affiliates, net	(580,000)	324,000	28,000
Security deposits and prepaid rent	(454,000)	(149,000)	(234,000)

Net cash provided by operating activities	5,718,000	1,567,000	2,195,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(469,000)	(124,874,000)	(123,657,000)
Capital expenditures	(1,304,000)	(1,648,000)	(215,000)
Proceeds from property insurance settlements	194,000	360,000	—
Restricted cash	(245,000)	(476,000)	(3,093,000)

Net cash used in investing activities	(1,824,000)	(126,638,000)	(126,965,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	78,651,000	82,482,000
Payments on mortgage loan payables	(415,000)	(391,000)	(137,000)
Borrowings on unsecured note payables to affiliate	—	9,100,000	31,900,000
Payments on unsecured note payables to affiliate	—	(7,600,000)	(34,300,000)
Borrowings on the lines of credit	—	34,850,000	13,195,000
Payments on the lines of credit	(3,200,000)	(41,650,000)	(24,780,000)
Deferred financing costs	(4,000)	(1,050,000)	(1,174,000)
Security deposits	367,000	196,000	(7,000)
Proceeds from issuance of common stock	13,238,000	66,636,000	66,796,000
Repurchase of common stock	(2,383,000)	(797,000)	—
Payment of offering costs	(1,590,000)	(7,490,000)	(7,108,000)
Distributions	(5,676,000)	(4,414,000)	(1,857,000)

Net cash provided by financing activities	337,000	126,041,000	125,010,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,231,000	970,000	240,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,664,000	1,694,000	1,454,000

CASH AND CASH EQUIVALENTS — End of period	$6,895,000	$2,664,000	$1,694,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$11,109,000	$10,376,000	$3,483,000
Income taxes	$120,000	$11,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$26,000	$20,000	$17,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$—	$2,000	$20,000
Other assets, net	$—	$141,000	$314,000
Accounts payable and accrued liabilities	$—	$399,000	$1,385,000
Mortgage loan payables, net	$—	$—	$37,709,000
Security deposits and prepaid rent	$—	$521,000	$732,000
Financing Activities:
Issuance of common stock under the DRIP	$4,373,000	$3,802,000	$1,258,000
Distributions declared but not paid	$848,000	$898,000	$481,000
Accrued offering costs	$44,000	$187,000	$423,000
Accrued deferred financing costs	$—	$—	$4,000
Receivable for issuance of common stock	$—	$23,000	$323,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and, therefore, we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select United States of America, or U.S., metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, in which we offered 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of December 31, 2009, we had received and accepted subscriptions in our follow-on offering for 590,860 shares of our common stock, or $5,903,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Effective January 13, 2010, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC, or Grubb & Ellis Apartment Management, held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. Grubb & Ellis Equity Advisors is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. The Advisory Agreement has a one year term that expires on July 18, 2010, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.

As of December 31, 2009, we owned seven properties in Texas consisting of 2,131 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting of 160 apartment units for an aggregate of 13 properties consisting of 3,531 apartment units, which had an aggregate purchase price of $340,530,000.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2009 and 2008, we owned a 99.99% general partnership interest in our operating partnership. As of December 31, 2009 and 2008, our advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash

Restricted cash is comprised of impound reserve accounts for property taxes, insurance and capital improvements and replacements.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

We lease multi-family residential apartments under operating leases and substantially all of our apartment leases are for a term of one year or less. Rental income and other property revenues are recorded when due from tenants and is recognized monthly as it is earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Early lease termination amounts are recognized when received and realized. Expense reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Considerations, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits and current economic conditions. No allowance for uncollectible accounts as of December 31, 2009 and 2008 was determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2009, 2008 and 2007, $446,000, $544,000 and $264,000, respectively, of receivables were directly written off to bad debt expense.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

As of December 31, 2009 and 2008, we did not have any properties held for sale.

Purchase Price Allocation

In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leases, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2009 and 2008, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus a market renewal lease term.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt are included in mortgage loan payables, net in our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Operating Properties, Net

We carry our operating properties at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. For the years ended December 31, 2009, 2008 and 2007, there were no impairment losses recorded.

Fair Value Measurements

We follow ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, to account for the fair value of certain assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Stock Compensation

We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our 2006 Incentive Award Plan, or our 2006 Plan. See Note 11, Equity — 2006 Incentive Award Plan for a further discussion of grants under our 2006 Plan.

Income Taxes

We have qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2009 and 2008, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the years ended December 31, 2009, 2008 and 2007.

Prior Period Correction in Cash Flow Presentation

We have corrected the consolidated statement of cash flows presentation of borrowings and payments on our lines of credit for the years ended December 31, 2008 and 2007 to present borrowings and payments on a gross basis as opposed to a net basis. For the year ended December 31, 2008, the impact of the correction was to change payments under the lines of credit, net from $6,800,000 to payments on the lines of credit of

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$41,650,000, and to disclose gross borrowings on the lines of credit of $34,850,000. For the year ended December 31, 2007, the impact of the correction was to change payments under the lines of credit, net from $11,585,000 to payments on the lines of credit of $24,780,000, and to disclose gross borrowings on the lines of credit of $13,195,000. The correction of this presentation error in the consolidated statement of cash flows did not have any impact on net cash provided by financing activities for the years ended December 31, 2008 and 2007.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in ASC Topic 860, Transfers and Servicing). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in ASC Topic 860, Transfers and Servicing), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in ASC Topic 810, Consolidation). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810, Consolidation), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarifies existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which will only apply to our future disclosures on fair value of financial instruments provided in future filings with the SEC. The adoption of ASU 2010-06 will not have a material impact on our footnote disclosures.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Land	$41,926,000	$41,926,000
Land improvements	22,066,000	22,066,000
Building and improvements	274,199,000	273,171,000
Furniture, fixtures and equipment	10,799,000	10,734,000

	348,990,000	347,897,000

Less: accumulated depreciation	(24,052,000)	(12,630,000)

	$324,938,000	$335,267,000

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $11,605,000, $9,260,000 and $3,434,000, respectively.

Acquisition of Real Estate Investments

Acquisitions during the years ended December 31, 2009, 2008 and 2007 are detailed below. We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of December 31, 2009 and 2008, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.

Acquisitions in 2009

We did not complete any acquisitions for the year ended December 31, 2009.

Acquisitions in 2008

Arboleda Apartments — Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan (see Note 7, Line of Credit); and $1,300,000 in proceeds from our initial offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our advisor and its affiliate.

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

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kedron Village — Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000; $6,513,000 in borrowings under the Wachovia Loan; $3,700,000 from an unsecured loan from NNN Realty Advisors, Inc., or NNN Realty Advisors (see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate); and $1,000,000 in proceeds from our initial offering. We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Canyon Ridge Apartments — Hermitage, Tennessee

On September 15, 2008, we purchased Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property, for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Canyon Ridge property through a secured loan of $24,000,000; $7,300,000 in borrowings under the Wachovia Loan; $5,400,000 from an unsecured loan from NNN Realty Advisors; and $1,000,000 in proceeds from our initial offering. We paid an acquisition fee of $1,082,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Acquisitions in 2007

Park at Northgate — Spring, Texas

On June 12, 2007, we purchased Park at Northgate, located in Spring, Texas, or the Northgate property, for a purchase price of $16,600,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Northgate property from proceeds of our initial offering. We paid an acquisition fee of $498,000, or 3.0% of the purchase price, to our advisor and its affiliate.

Residences at Braemar — Charlotte, North Carolina

On June 29, 2007, we purchased Residences at Braemar, located in Charlotte, North Carolina, or the Braemar property, for a purchase price of $15,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Braemar property through the assumption of an existing secured loan of $10,000,000, with an unpaid principal balance of $9,722,000; $3,300,000 from an unsecured loan from NNN Realty Advisors; and the balance of the purchase price from proceeds of our initial offering. We paid an acquisition fee of $450,000, or 3.0% of the purchase price, to our advisor and its affiliate.

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

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Villas of El Dorado — McKinney, Texas

On November 2, 2007, we purchased Villas of El Dorado, located in McKinney, Texas, or the El Dorado property, for a purchase price of $18,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the El Dorado property through the assumption of a loan secured by the property in the principal amount of $13,600,000, with an unpaid principal balance of $13,600,000, and $3,122,000 in cash proceeds from a $3,195,000 borrowing under the Wachovia Loan, with the balance of the purchase price paid from proceeds of our initial offering. We paid an acquisition fee of $540,000, or 3.0% of the purchase price, to our advisor and its affiliate.

The Heights at Olde Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Heights at Olde Towne, located in Portsmouth, Virginia, or the Heights property, for a purchase price of $17,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Heights property through a secured loan of $10,475,000, $3,209,000 in borrowings under the Wachovia Loan, proceeds of $3,208,000 from a $10,000,000 unsecured loan from NNN Realty Advisors and the remaining balance from proceeds of our initial offering. An acquisition fee of $510,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

The Myrtles at Olde Towne — Portsmouth, Virginia

On December 21, 2007, we purchased The Myrtles at Olde Towne, located in Portsmouth, Virginia, or the Myrtles property, for a purchase price of $36,000,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Myrtles property through a secured loan of $20,100,000, $6,791,000 in borrowings under the Wachovia Loan, proceeds of $6,792,000 from a $10,000,000 unsecured loan from NNN Realty Advisors and the remaining balance from proceeds of our initial offering. An acquisition fee of $1,080,000, or 3.0% of the purchase price, was paid to our advisor and its affiliate.

4.	Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

In place leases, net of accumulated amortization of $0 and $185,000 as of December 31, 2009 and 2008, respectively (with a weighted average remaining life of 0 months and 4 months as of December 31, 2009 and 2008, respectively)	$—	$181,000
Tenant relationships, net of accumulated amortization of $0 and $69,000 as of December 31, 2009 and 2008, respectively (with a weighted average remaining life of 0 months and 4 months as of December 31, 2009 and 2008, respectively)	—	68,000

	$—	$249,000

Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2009, 2008 and 2007 was $249,000, $2,460,000 and $1,951,000, respectively.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Deferred financing costs, net of accumulated amortization of $440,000 and $225,000 as of December 31, 2009 and 2008, respectively	$1,435,000	$1,750,000
Prepaid expenses and deposits	366,000	598,000

	$1,801,000	$2,348,000

Amortization expense recorded on the deferred financing costs for the years ended December 31, 2009, 2008 and 2007 was $319,000, $754,000 and $233,000, respectively.

Estimated amortization expense on the deferred financing costs as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$232,000
2011	$232,000
2012	$232,000
2013	$232,000
2014	$228,000
Thereafter	$279,000

6.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables, Net

Mortgage loan payables were $218,095,000 ($217,434,000, net of discount) and $218,510,000 ($217,713,000, net of discount) as of December 31, 2009 and 2008, respectively. As of December 31, 2009, we had 10 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.42% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2009, we had $157,095,000, ($156,434,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum. As of December 31, 2008, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.61% to 5.94% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2008, we had $157,510,000 ($156,713,000, net of discount) of fixed rate debt, or 72.1% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 27.9% of mortgage loan payables, at a weighted average effective interest rate of 2.64% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2009 and 2008, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. All but two of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with the Braemar property and the Towne Crossing property have monthly principal and interest payments.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan payables, net consisted of the following as of December 31, 2009 and 2008:

			December 31,
Property	Interest Rate	Maturity Date	2009	2008

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,355,000	9,513,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,789,000	15,046,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	17,651,000

			157,095,000	157,510,000
Variable Rate Debt:
Creekside Crossing	2.42%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.44%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.47%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			218,095,000	218,510,000

Less: discount			(661,000)	(797,000)

Mortgage loan payables, net			$217,434,000	$217,713,000

*	Represents the interest rate in effect as of December 31, 2009. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.

The principal payments due on our mortgage loan payables as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2010	$588,000
2011	$701,000
2012	$734,000
2013	$1,194,000
2014	$15,012,000
Thereafter	$199,866,000

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

The unsecured note payables to NNN Realty Advisors, a wholly-owned subsidiary of our sponsor, are evidenced by unsecured promissory notes, which bear interest at a fixed rate and require monthly interest-only payments for the terms of the unsecured note payables to affiliate.

As of December 31, 2008, the outstanding principal amount under the unsecured note payables to affiliate was as follows:

Date of Note	Amount	Maturity Date	Interest Rate	Default Rate

06/27/08	$3,700,000	05/10/09	5.26%	7.26%
09/15/08	5,400,000	03/15/09	4.99%	6.99%

	$9,100,000

Effective May 10, 2009, we executed an extension to extend the maturity date of the promissory note dated June 27, 2008 from May 10, 2009 to November 10, 2009.

Effective March 9, 2009 and September 15, 2009, we executed extensions to extend the maturity date of the promissory note dated September 15, 2008 from March 15, 2009 to September 15, 2009 and from September 15, 2009 to December 15, 2009, respectively.

On November 10, 2009, we entered into a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors whereby we cancelled the promissory notes dated June 27, 2008 and September 15, 2008 and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note has an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors, in its sole discretion, on July 1, 2010. As of December 31, 2009, the outstanding principal amount under the Consolidated Promissory Note was $9,100,000.

Because these loans are related party loans, the terms of the loans and the unsecured notes, including any extensions or consolidation thereof, were approved by our board of directors, including a majority of our independent directors, and were deemed fair, competitive and commercially reasonable by our board of directors.

7.	Line of Credit

Wachovia Loan

On November 1, 2007, we entered into a loan agreement with Wachovia, or the Wachovia Loan Agreement, for the Wachovia Loan, which had an original maturity date of November 1, 2008. We also entered into a Pledge Agreement with Wachovia to initially secure the Wachovia Loan with (1) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, LP and (2) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan was to be paid monthly and at maturity. Advances under the Wachovia Loan were to bear interest at the applicable LIBOR Rate plus a spread, as defined in the Wachovia Loan Agreement.

On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Wachovia Loan to finance our acquisitions and pledge certain interests of: (a) the Heights property and the Myrtles property; (b) the Arboleda property; (c) the Creekside property and the Kedron property; and (d) the Canyon Ridge property, respectively, and temporarily extended the aggregate principal amount available under the Wachovia Loan to up to $16,250,000. The material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan was less than or equal to $6,000,000 on November 1, 2008, certain financial covenants and requirements were met and upon our payment of a $100,000 extension fee. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

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

As of December 31, 2008, the outstanding principal amount under the Wachovia Loan was $3,200,000 at a variable interest rate of 6.94% per annum. On October 1, 2009, we repaid the remaining principal due on the Wachovia Loan. The Wachovia Loan would have matured on November 1, 2009. We were required by the terms of the Wachovia Loan Agreement, as amended, and applicable loan documents, to meet certain covenants and reporting requirements. As of December 31, 2008, we were in compliance with all such requirements.

8.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

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

Initial Offering

Our organizational and offering expenses, other than selling commissions, marketing support fees and due diligence expense reimbursements, incurred during our initial offering were being paid by our advisor or its

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates on our behalf. Other organizational and offering expenses included all expenses (other than selling commissions, the marketing support fees and due diligence expense reimbursements, which generally represented 7.0%, 2.5% and 0.5% of our gross offering proceeds, respectively) paid by us in connection with our initial offering. These expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering. As of December 31, 2008, our advisor and its affiliates had incurred expenses on our behalf of $3,751,000 in excess of 1.5% of the gross proceeds of our initial offering, and, therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2008. On July 17, 2009, we terminated our initial offering, and since we are no longer raising additional proceeds from our initial offering, we are not required to reimburse our advisor or its affiliates for any additional other organizational and offering expenses incurred in connection with our initial offering.

Follow-On Offering

Our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering are paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2009, our advisor and its affiliates had incurred expenses on our behalf of $1,551,000 in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2009. To the extent we raise additional funds from our follow-on offering, these amounts may become our liability.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.	Related Party Transactions

Fees and Expenses Paid to Affiliates

All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2009, 2008 and 2007, we incurred $7,097,000, $17,098,000 and $14,069,000, respectively, to our advisor or its affiliates as detailed below.

Offering Stage

Selling Commissions

Initial Offering

Pursuant to our initial offering, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2009, 2008 and 2007, we incurred $510,000, $4,571,000 and $4,652,000, respectively, in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our initial offering.

Follow-On Offering

Pursuant to our follow-on offering, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2009, we incurred $408,000, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees

Initial Offering

Pursuant to our initial offering, our dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing support fees to participating broker-dealers. In addition, we reimbursed our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the years ended December 31, 2009, 2008 and 2007, we incurred $183,000, $1,687,000 and $1,709,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

Follow-On Offering

Pursuant to our follow-on offering, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the year ended December 31, 2009, we incurred $177,000 in dealer manager fees to our dealer manager or its affiliates. Such dealer manager fees are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our follow-on offering.

Other Organizational and Offering Expenses

Initial Offering

Our other organizational and offering expenses for our initial offering were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2009, 2008 and

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, we incurred $110,000, $996,000 and $1,006,000, respectively, in offering expenses to our advisor and its affiliates. Other organizational expenses were expensed as incurred, and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.

Follow-On Offering

Our other organizational and offering expenses for our follow-on offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2009, we incurred $59,000 in offering expenses to our advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering.

Acquisition and Development Stage

Acquisition Fee

Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our advisor or its affiliates receive a 2.0% origination fee as compensation for any real estate-related investment acquired. For the years ended December 31, 2009, 2008 and 2007, we incurred $0, $3,609,000 and $4,724,000, respectively, in acquisition fees to our advisor or its affiliates. For the year ended December 31, 2009, acquisition fees in connection with the acquisition of properties were expensed as incurred in accordance with ASC Topic 805 and included in general and administrative in our accompanying consolidated statements of operations. For the years ended December 31, 2008 and 2007, acquisition fees in connection with the acquisition of properties were capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, were not to exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. Effective July 17, 2009, our advisor or its affiliates are reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which will be paid regardless of whether an asset is acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties. As of December 31, 2009 and 2008, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.

For the year ended December 31, 2009, we did not incur any acquisition expenses to our advisor and its affiliates, including amounts our advisor and its affiliates paid directly to third parties. For the years ended December 31, 2008 and 2007, we incurred $4,000 and $3,000, respectively, for such expenses to our advisor and its affiliates, excluding amounts our advisor and its affiliates paid directly to third parties. Beginning January 1, 2009, acquisition expenses will be expensed as incurred in accordance with ASC Topic 805 and included in general and administrative in our accompanying consolidated statements of operations. For the

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2008 and 2007, acquisition expenses were capitalized as part of the purchase price allocations.

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

For the years ended December 31, 2009, 2008 and 2007, we incurred $0, $2,563,000 and $950,000, respectively, in asset management fees to our advisor and its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

Property Management Fee

Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the years ended December 31, 2009, 2008 and 2007, we incurred property management fees of $1,087,000, $1,129,000 and $489,000, respectively, to our advisor and its affiliate, which is included in rental expenses in our accompanying consolidated statements of operations.

On-site Personnel Payroll

For the years ended December 31, 2009, 2008 and 2007, Residential Management incurred payroll for on-site personnel on our behalf of $3,926,000, $2,138,000 and $159,000, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended December 31, 2009, our operating expenses did not exceed this limitation.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.3% and 14.3%, respectively, for the 12 months ended December 31, 2009.

For the years ended December 31, 2009, 2008 and 2007, Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $19,000, $130,000 and $165,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.

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

We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The Services Agreement had an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Realty Investors was the managing member of our advisor, the terms of the Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated third party for similar services. The Services Agreement required Grubb & Ellis Realty Investors to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 30 days advance written notice. See Note 17, Subsequent Events — Transfer Agent and Investor Services Agreement.

For the years ended December 31, 2009, 2008 and 2007, we incurred $67,000, $47,000 and $0, respectively, for investor services that Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

For the years ended December 31, 2009, 2008 and 2007, our advisor and its affiliates incurred $19,000, $44,000 and $0, respectively, in subscription agreement processing that Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds of our initial offering and our follow-on offering, respectively.

For the years ended December 31, 2009, 2008 and 2007, we incurred $7,000, $4,000 and $8,000, respectively, for tax services that Grubb & Ellis Realty Investors provided to us, which is also included in general and administrative in our accompanying consolidated statements of operations.

Liquidity Stage

Disposition Fees

Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee equal to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed market norm. Until July 17, 2009, such fee was not to exceed an amount equal to 3.0% of the contracted for sales price. Effective July 17, 2009, the amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2009, 2008 and 2007, we did not incur any disposition fees.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Distribution upon Sales

In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2009, 2008 and 2007, we did not incur any such distributions.

Incentive Distribution upon Listing

In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the years ended December 31, 2009, 2008 and 2007, we did not incur any such distributions.

Fees Payable upon Internalization of the Advisor

In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon the sale of our properties. For the years ended December 31, 2009, 2008 and 2007, we did not incur any such fees.

Accounts Payable Due to Affiliates, Net

The following amounts were outstanding to affiliates as of December 31, 2009 and 2008:

		December 31,
Entity	Fee	2009	2008

Grubb & Ellis Realty Investors	Operating Expenses	$6,000	$10,000
Grubb & Ellis Realty Investors	Offering Costs	14,000	157,000
Residential Management	On-site Personnel Payroll	—	—
Grubb & Ellis Realty Investors	Acquisition Related Expenses	—	1,000
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Dealer Manager Fees	30,000	30,000
Residential Management	Property Management Fees	90,000	85,000
Triple Net Properties Realty, Inc.	Asset and Property Management Fees	—	581,000

		$140,000	$864,000

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payables to Affiliate

For the years ended December 31, 2009, 2008 and 2007, we incurred $544,000, $220,000 and $204,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payables to Affiliate, for a further discussion.

10.	Redeemable Noncontrolling Interest

Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of December 31, 2009 and 2008, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0.

11.	Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2009 and 2008, no shares of preferred stock were issued and outstanding.

Common Stock

On January 10, 2006, our advisor purchased 22,223 shares of our common stock for a total cash consideration of $200,000 and was admitted as our initial stockholder. Through December 31, 2009, we had granted an aggregate of 14,000 shares of restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Plan, 2,800 of which had been forfeited through December 31, 2009. Through December 31, 2009, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 590,860 shares of our common stock in connection with our follow-on offering and 994,976 shares of our common stock pursuant to the DRIP, and we had also repurchased 329,262 shares of our common stock under our share repurchase plan. As of December 31, 2009 and 2008, we had 17,028,454 and 15,488,810 shares, respectively, of our common stock outstanding.

Through July 17, 2009, we were offering and selling to the public up to 100,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 5,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP at $9.50 per share in our initial offering. On July 20, 2009, we commenced a best efforts follow-on offering through which we are offering for sale to the public 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Our charter authorizes us to issue 300,000,000 shares of our common stock.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interest

Noncontrolling interest relates to the interests in our consolidated entities that are not wholly owned by us.

As of December 31, 2009 and 2008, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest.

Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our initial offering and in our follow-on offering. For the years ended December 31, 2009, 2008 and 2007, $4,373,000, $3,802,000 and $1,258,000, respectively, in distributions were reinvested and 460,285, 400,216 and 132,383 shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2009 and 2008, a total of $9,453,000 and $5,080,000, respectively, in distributions were reinvested and 994,976 and 534,691 shares of our common stock, respectively, were issued pursuant to the DRIP.

Share Repurchase Plan

Our share repurchase plan allows for share repurchases by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases are made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock come exclusively from the proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.

Under our share repurchase plan, redemption prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a qualifying disability, we must receive written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.

Our share repurchase plan provides that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash, and, therefore, no other repurchases requested prior to or during 2009 were made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares that has not yet been effected, we will consider those requests at the end of the first quarter of 2010, unless the stockholder withdraws the request.

For the years ended December 31, 2009 and 2008, we repurchased 244,954 shares of our common stock for an aggregate of $2,383,000 and 84,308 shares of our common stock for an aggregate of $797,000. For the year ended December 31, 2007, we did not repurchase any shares of our common stock.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Incentive Award Plan

We adopted our 2006 Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our 2006 Plan is 2,000,000, subject to adjustment under specified circumstances.

On each of June 12, 2007, June 25, 2008 and June 23, 2009, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On September 24, 2009, in connection with the resignation of one independent director and the concurrent election of a new independent director, 2,000 shares of restricted common stock were forfeited and we granted 1,000 shares of restricted common stock to the new independent director under our 2006 Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense of $24,000, $21,000 and $15,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying consolidated statement of operations.

As of December 31, 2009 and 2008, there was $59,000 and $45,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2009, this expense is expected to be recognized over a remaining weighted average period of 2.69 years.

As of December 31, 2009 and 2008, the fair value of the nonvested shares of restricted common stock was $48,000 and $54,000, respectively. A summary of the status of the nonvested shares of restricted common

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock as of December 31, 2009, 2008, 2007 and 2006, and the changes for the years ended December 31, 2009, 2008 and 2007, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — December 31, 2006	2,400	$10.00
Granted	3,000	10.00
Vested	(1,200)	10.00
Forfeited	—	—

Balance — December 31, 2007	4,200	10.00
Granted	3,000	10.00
Vested	(1,800)	10.00
Forfeited	—	—

Balance — December 31, 2008	5,400	10.00
Granted	4,000	10.00
Vested	(2,600)	10.00
Forfeited	(2,000)	10.00

Balance — December 31, 2009	4,800	$10.00

Expected to vest — December 31, 2009	4,800	$10.00

12.	Fair Value of Financial Instruments

We use fair value measurements to record the fair value of certain assets and to estimate the fair value of financial instruments not recorded at fair value but required to be disclosed at fair value in accordance with ASC Topic 825, Financial Instruments.

Financial Instruments Reported at Fair Value

Cash and Cash Equivalents

We invest in money market funds which are classified within Level 1 of the fair value hierarchy because they are valued using unadjusted quoted market prices in active markets for identical securities.

The table below presents our assets measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices
	in Active Markets		Significant
	for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Assets
Money market funds	$3,000	$—	$—	$3,000

Total assets at fair value	$3,000	$—	$—	$3,000

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Disclosed at Fair Value

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, net, mortgage loan payables, net, unsecured note payables to an affiliate and the Wachovia Loan.

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

The fair value of the mortgage loan payables and the Wachovia Loan is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2009 and 2008, the fair value of the mortgage loan payables was $218,400,000 and $215,274,000, respectively, compared to the carrying value of $217,434,000 and $217,713,000, respectively. The fair value of the Wachovia Loan as of December 31, 2009 and 2008 was $0 and $3,194,000, respectively, compared to a carrying value of $0 and $3,200,000, respectively.

13.	Tax Treatment of Distributions

The income tax treatment for distributions per common share reportable for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009		2008		2007

Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.63	100	0.70	100	0.68	100

	$0.63	100%	$0.70	100%	$0.68	100%

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2009 and 2008, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2009, we owned seven properties located in Texas, two properties in Georgia and two properties in Virginia, which accounted for 56.5%, 15.0% and 14.6%, respectively, of our total revenues for the year ended December 31, 2009. As of December 31, 2008, we owned seven properties in Texas and two properties in Virginia, which accounted for 65.9% and 16.9%, respectively, of our total revenues for the year ended December 31, 2008. As of December 31, 2007, we owned six properties in Texas which accounted for 93.1% of our total revenues for the year ended December 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of December 31, 2009, 2008 and 2007, we did not have any securities that gave rise to potentially dilutive shares of our common stock.

16.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Revenues	$9,423,000	$9,405,000	$9,259,000	$9,378,000
Expenses	(7,651,000)	(8,037,000)	(7,951,000)	(7,996,000)

Income from operations	1,772,000	1,368,000	1,308,000	1,382,000
Other expense, net	(2,862,000)	(2,933,000)	(2,894,000)	(2,860,000)

Net loss	(1,090,000)	(1,565,000)	(1,586,000)	(1,478,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to controlling interest	$(1,090,000)	$(1,565,000)	$(1,586,000)	$(1,478,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.06)	$(0.10)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	16,780,769	16,384,198	16,042,294	15,688,833

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Revenues	$9,421,000	$8,885,000	$7,267,000	$6,305,000
Expenses	(9,900,000)	(8,883,000)	(7,470,000)	(6,867,000)

(Loss) income from operations	(479,000)	2,000	(203,000)	(562,000)
Other expense, net	(3,198,000)	(3,171,000)	(2,857,000)	(2,359,000)

Net loss	(3,677,000)	(3,169,000)	(3,060,000)	(2,921,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	1,000

Net loss attributable to controlling interest	$(3,677,000)	$(3,169,000)	$(3,060,000)	$(2,920,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.25)	$(0.23)	$(0.27)	$(0.31)

Weighted average number of common shares outstanding — basic and diluted	14,998,194	13,499,942	11,368,448	9,368,150

17.	Subsequent Events

Share Repurchases

In January 2010, we repurchased 85,878 shares of our common stock, for an aggregate amount of $844,000, under our share repurchase plan.

Transfer of Interests in our Advisor

Effective as of January 13, 2010, Grubb & Ellis Equity Advisors purchased all of the interests held by Grubb & Ellis Realty Investors in Grubb & Ellis Apartment REIT Advisor and Grubb & Ellis Apartment Management. Grubb & Ellis Equity Advisors is a wholly owned subsidiary of Grubb & Ellis, our sponsor.

Proposed Acquisition of Bella Ruscello Luxury Apartment Homes

On January 22, 2010, we entered into a purchase and sale agreement with Duncanville Villages Multifamily, LTD, an unaffiliated third party for the purchase of Bella Ruscello Luxury Apartment Homes, located in Duncanville, Texas, or the Bella Ruscello property, for a purchase price of $17,400,000, plus closing costs. We intend to finance the purchase of the Bella Ruscello property through a secured loan and from proceeds of our follow-on offering. We also anticipate paying an acquisition fee of 3.0% of the purchase price to our advisor. The closing is expected to occur in March 2010; however, no assurance can be provided that we will be able to purchase the property in the anticipated timeframe, or at all.

Transfer Agent and Investor Services Agreement

On January 31, 2010, we terminated the Services Agreement with Grubb & Ellis Realty Investors. On February 1, 2010, we entered into an agreement with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Equity Advisors, Transfer Agent, a wholly owned subsidiary of Grubb & Ellis Equity Advisors, for transfer agent and investor services. The agreement has an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Equity Advisors is the managing member of our

GRUBB & ELLIS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advisor, the terms of the agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated third party for similar services. The agreement requires Grubb & Ellis Equity Advisors, Transfer Agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.

Status of our Follow-On Offering

As of March 10, 2010, we had received and accepted subscriptions in our follow-on offering for 1,004,984 shares of our common stock, or $10,036,000, excluding shares of our common stock issued pursuant to the DRIP.

Declaration of Distributions

On March 19, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.0016438 per share of common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the April 2010, May 2010 and June 2010 periods will be paid in May 2010, June 2010 and July 2010, respectively.

GRUBB & ELLIS APARTMENT REIT, INC

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
December 31, 2009

						Gross Amount at Which Carried at
			Initial Cost to Company			Close of Period
				Building,			Building,
				Improvements	Cost Capitalized		Improvements
				and	Subsequent to		and			Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)		Depreciation(d)(e)	Construction	Acquired

Walker Ranch Apartment Homes (Residential)	San Antonio, TX	$20,000,000	$3,025,000	$28,273,000	$79,000	$3,025,000	$28,352,000	$31,377,000		$(3,308,000)	2004	10/31/06
Hidden Lake Apartment Homes (Residential)	San Antonio, TX	19,218,000	3,031,000	29,540,000	231,000	3,031,000	29,771,000	32,802,000		(2,701,000)	2004	12/28/06
Park at Northgate (Residential)	Spring, TX	10,295,000	1,870,000	14,958,000	169,000	1,870,000	15,127,000	16,997,000		(1,644,000)	2002	06/12/07
Residences at Braemar (Residential)	Charlotte, NC	9,355,000	1,564,000	13,718,000	75,000	1,564,000	13,793,000	15,357,000		(1,307,000)	2005	06/29/07
Baypoint Resort (Residential)	Corpus Christi, TX	21,612,000	5,306,000	28,522,000	624,000	5,306,000	29,146,000	34,452,000		(2,161,000)	1998	08/02/07
Towne Crossing Apartments (Residential)	Mansfield, TX	14,789,000	2,041,000	19,079,000	182,000	2,041,000	19,261,000	21,302,000		(1,836,000)	2004	08/29/07
Villas of El Dorado (Residential)	McKinney, TX	13,600,000	1,622,000	16,741,000	345,000	1,622,000	17,086,000	18,708,000		(1,832,000)	2002	11/02/07
The Heights at Olde Towne (Residential)	Portsmouth, VA	10,475,000	2,513,000	14,957,000	42,000	2,513,000	14,999,000	17,512,000		(986,000)	1972	12/21/07
The Myrtles at Olde Towne (Residential)	Portsmouth, VA	20,100,000	3,698,000	33,319,000	88,000	3,698,000	33,407,000	37,105,000		(2,104,000)	2004	12/21/07
Arboleda Apartments (Residential)	Cedar Park, TX	17,651,000	4,051,000	25,928,000	74,000	4,051,000	26,002,000	30,053,000		(1,515,000)	2007	03/31/08
Creekside Crossing (Residential)	Lithonia, GA	17,000,000	5,233,000	20,699,000	79,000	5,233,000	20,778,000	26,011,000		(1,242,000)	2003	06/26/08
Kedron Village (Residential)	Peachtree City, GA	20,000,000	4,057,000	26,144,000	138,000	4,057,000	26,282,000	30,339,000		(1,606,000)	2001	06/27/08
Canyon Ridge Apartments (Residential)	Hermitage, TN	24,000,000	3,915,000	32,987,000	73,000	3,915,000	33,060,000	36,975,000		(1,810,000)	2005	09/15/08

Total		$218,095,000	$41,926,000	$304,865,000	$2,199,000	$41,926,000	$307,064,000	$348,990,000	(c)	$(24,052,000)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

GRUBB & ELLIS APARTMENT REIT, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(b) The changes in total real estate for the years ended December 31, 2009, 2008 and 2007 are as follows:

Amount

Balance as of December 31, 2006	$63,869,000
Acquisitions	159,909,000
Additions	232,000
Dispositions	(72,000)

Balance as of December 31, 2007	223,938,000
Acquisitions	122,942,000
Additions	1,698,000
Dispositions	(681,000)

Balance as of December 31, 2008	347,897,000
Acquisitions	—
Additions	1,382,000
Dispositions	(289,000)

Balance as of December 31, 2009	$348,990,000

(c)	The aggregate cost of our real estate for federal income tax purposes is $354,032,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 are as follows:

Amount

Balance as of December 31, 2006	$188,000
Additions	3,434,000
Dispositions	(70,000)

Balance as of December 31, 2007	$3,552,000
Additions	9,260,000
Dispositions	(182,000)

Balance as of December 31, 2008	$12,630,000
Additions	11,605,000
Dispositions	(183,000)

Balance as of December 31, 2009	$24,052,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Apartment REIT, Inc. (Registrant)

By	/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer (principal executive officer)

Date	March 19, 2010

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date	March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer (principal executive officer)

Date	March 19, 2010

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date	March 19, 2010

By	/s/ Andrea R. Biller Andrea R. Biller	Director

Date	March 19, 2010

By	/s/ Glenn W. Bunting, Jr. Glenn W. Bunting, Jr.	Director

Date	March 19, 2010

By	/s/ Robert A. Gary, IV Robert A. Gary, IV	Director

Date	March 19, 2010

By	/s/ Richard S. Johnson Richard S. Johnson	Director

Date	March 19, 2010

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

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.3	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.4	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009 and incorporated herein by reference)
10.1	Contract of Sale by and between Cedar Park Multifamily, Ltd. and Triple Net Properties, LLC, dated January 8, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.2	Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Triple Net Properties, LLC, dated February 26, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.3	Second Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Grubb & Ellis Realty Investors, LLC, dated March 7, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.4	Third Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Grubb & Ellis Realty Investors, LLC, dated March 27, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.5	Sale Agreement Assignment by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Arboleda, LLC, dated March 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.6	Fixed+1 Multifamily Note by G&E Apartment REIT Arboleda, LLC in favor of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)

10.7	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by G&E Apartment REIT Arboleda, LLC for the benefit of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.8	Second Amendment to and Waiver of Loan Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, date March 31, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.9	Amended and Restated Promissory Note by Grubb & Ellis Apartment REIT, Inc. in favor of Wachovia Bank, National Association, dated March 31, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.10	Second Amended and Restated Pledge Agreement (Membership and Partnership Interests) by and between Wachovia Bank, National Association and Grubb & Ellis Apartment REIT Holdings, L.P., dated March 31, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.11	Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.12	First Amendment to Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.13	Purchase and Sale Agreement by and between AMLI at Peachtree City-Phase I, LLC, AMLI at Peachtree City-Phase II, LLC and Grubb and Ellis Realty Investors, LLC, dated June 23, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.23	Assignment and Assumption of Real Estate Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Kedron Village, LLC, dated June 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.24	Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated June 27, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.25	Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated July 10, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.26	First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated July 18, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 21, 2008 and incorporated herein by reference)
10.27	First Amendment to Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated August 15, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.28	Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.29	Multifamily Note by G&E Apartment REIT Canyon Ridge, LLC to the order of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.31	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G&E Apartment REIT Canyon Ridge, LLC for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.32	Guaranty by G&E Apartment REIT, Inc. for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.33	Fourth Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated September 15, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.34		Fourth Amended and Restated Pledge Agreement by and between Wachovia Bank, National Association and Grubb and Ellis Apartment REIT Holdings, L.P., dated September 15, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.35		Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated September 15, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.36		Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G&E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed September 25, 2008 and incorporated herein by reference)
10.37		Amendment No. 1 to First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated as of November 26, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2008 and incorporated herein by reference)
10.38		Dealer Manager Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Securities, Inc., dated June 22, 2009 (included as Exhibit 1.1 to our Current Report on Form 8-K filed on June 26, 2009 and incorporated herein by reference)
10.39		Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009 and incorporated herein by reference)
10.40		Amended and Restated Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009 and incorporated herein by reference, and as amended and included as Annex A to Supplement No. 1 to our Prospectus filed August 14, 2009 and incorporated herein by reference)
10.41		Amendment No. 2 to First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated as of July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)
10.42		Fifth Amendment to and Waiver of Loan Agreement with Wachovia Bank dated August 31, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2009 and incorporated herein by reference)
10.43		Extension No. 2 to the Unsecured Promissory Note with NNN Realty Advisors, Inc. dated September 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009 and incorporated herein by reference)
10.44		Amended and Restated Share Repurchase Plan of Grubb & Ellis Apartment REIT, Inc. effective as of November 5, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2009 and incorporated herein by reference)
10.45		Consolidated Promissory Note between Grubb & Ellis Apartment REIT Holdings, L.P. and NNN Realty Advisors, Inc., dated November 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2009 and incorporated herein by reference)
21	.1*	Subsidiaries of Grubb & Ellis Apartment REIT, Inc.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.