Form 10-Q
period 2010-03-31
Grubb & Ellis Apartment REIT, Inc.
filed 2010-05-13
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 000-52612
Grubb & Ellis Apartment REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue,
Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2010, there were 17,788,612 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Real estate investments:
Operating properties, net	$339,460,000	$324,938,000
Cash and cash equivalents	5,856,000	6,895,000
Accounts and other receivables	512,000	662,000
Restricted cash	3,231,000	4,007,000
Identified intangible assets	270,000	—
Other assets, net	1,765,000	1,801,000

Total assets	$351,094,000	$338,303,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$230,658,000	$217,434,000
Unsecured note payable to affiliate	9,100,000	9,100,000
Accounts payable and accrued liabilities	4,626,000	5,698,000
Accounts payable due to affiliates	118,000	140,000
Security deposits, prepaid rent and other liabilities	1,312,000	1,162,000

Total liabilities	245,814,000	233,534,000

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest (Note 9)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 17,578,423 and 17,028,454 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	176,000	170,000
Additional paid-in capital	156,422,000	151,542,000
Accumulated deficit	(51,318,000)	(46,943,000)

Total stockholders’ equity	105,280,000	104,769,000
Noncontrolling interest (Note 10)	—	—

Total equity	105,280,000	104,769,000

Total liabilities and equity	$351,094,000	$338,303,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$8,371,000	$8,408,000
Other property revenues	894,000	970,000

Total revenues	9,265,000	9,378,000
Expenses:
Rental expenses	4,226,000	4,358,000
General and administrative	360,000	537,000
Acquisition related expenses	800,000	12,000
Depreciation and amortization	2,931,000	3,089,000

Total expenses	8,317,000	7,996,000

Income from operations	948,000	1,382,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(101,000)	(115,000)
Interest expense related to mortgage loan payables	(2,668,000)	(2,673,000)
Interest expense related to line of credit	—	(73,000)
Interest and dividend income	3,000	1,000

Net loss	(1,818,000)	(1,478,000)

Less: Net loss attributable to noncontrolling interests	—	—

Net loss attributable to controlling interest	$(1,818,000)	$(1,478,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.11)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	17,286,626	15,688,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2009	17,028,454	$170,000	$151,542,000	$—	$(46,943,000)	$—	$104,769,000	$—
Issuance of common stock	526,938	5,000	5,256,000	—	—	—	5,261,000	—
Offering costs	—	—	(571,000)	—	—	—	(571,000)	—
Amortization of nonvested common stock compensation	—	—	5,000	—	—	—	5,000	—
Issuance of common stock under the DRIP	108,909	1,000	1,034,000	—	—	—	1,035,000	—
Repurchases	(85,878)	—	(844,000)	—	—	—	(844,000)
Distributions	—	—	—	—	(2,557,000)	—	(2,557,000)	—
Net loss	—	—	—	—	(1,818,000)	—	(1,818,000)	—

BALANCE — March 31, 2010	17,578,423	$176,000	$156,422,000	$—	$(51,318,000)	$—	$105,280,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$—	$106,705,000	$—
Issuance of common stock	378,632	4,000	3,782,000	—	—	—	3,786,000	—
Offering costs	—	—	(416,000)	—	—	—	(416,000)	—
Amortization of nonvested common stock compensation	—	—	4,000	—	—	—	4,000	—
Issuance of common stock under the DRIP	128,336	1,000	1,218,000	—	—	—	1,219,000	—
Repurchases	(104,046)	(1,000)	(973,000)	—	—	—	(974,000)
Distributions	—	—	—	—	(2,614,000)	—	(2,614,000)	—
Net loss	—	—	—	—	(1,478,000)	—	(1,478,000)	—

BALANCE — March 31, 2009	15,891,732	$159,000	$141,390,000	$—	$(35,317,000)	$—	$106,232,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,818,000)	$(1,478,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	3,023,000	3,206,000
Gain on property insurance settlements	—	(93,000)
Stock based compensation, net of forfeitures	5,000	4,000
Bad debt expense	56,000	180,000
Changes in operating assets and liabilities:
Accounts and other receivables	94,000	(151,000)
Other assets, net	155,000	90,000
Accounts payable and accrued liabilities	(1,229,000)	(698,000)
Accounts payable due to affiliates	9,000	(568,000)
Security deposits, prepaid rent and other liabilities	(80,000)	(193,000)

Net cash provided by operating activities	215,000	299,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(17,219,000)	(470,000)
Capital expenditures	(289,000)	(319,000)
Proceeds from property insurance settlements	—	186,000
Restricted cash	776,000	401,000

Net cash used in investing activities	(16,732,000)	(202,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	13,300,000	—
Payments on mortgage loan payables	(110,000)	(104,000)
Deferred financing costs	(144,000)	—
Security deposits	95,000	94,000
Proceeds from issuance of common stock	5,261,000	3,782,000
Repurchase of common stock	(844,000)	(974,000)
Payment of offering costs	(601,000)	(509,000)
Distributions	(1,479,000)	(1,499,000)

Net cash provided by financing activities	15,478,000	790,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,039,000)	887,000
CASH AND CASH EQUIVALENTS — Beginning of period	6,895,000	2,664,000

CASH AND CASH EQUIVALENTS — End of period	$5,856,000	$3,551,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,677,000	$2,746,000
Income taxes	$56,000	$39,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$60,000	$46,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets, net	$33,000	$—
Accounts payable and accrued liabilities	$79,000	$—
Security deposits and prepaid rent	$134,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$1,035,000	$1,219,000
Distributions declared but not paid	$891,000	$792,000
Accrued offering costs	$13,000	$95,000
Receivable for issuance of common stock	$—	$26,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Apartment REIT, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore, we consider that our date of inception. We seek to purchase and hold a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select United States of America, or U.S., metropolitan areas. We may also acquire real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes and we intend to continue to be taxed as a REIT.
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
On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of March 31, 2010, we had received and accepted subscriptions in our follow-on offering for 1,117,798 shares of our common stock, or $11,164,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Effective January 13, 2010, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC, held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. Grubb & Ellis Equity Advisors is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. The Advisory Agreement has a one year term that expires on July 18, 2010, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services.
As of March 31, 2010, we owned eight properties in Texas consisting of 2,347 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 14 properties consisting of 3,747 apartment units, which had an aggregate purchase price of $357,930,000.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly owned subsidiaries of our operating partnership own all properties we acquire. We are the sole general partner of our operating partnership, and as of March 31, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership. As of March 31, 2010 and December 31, 2009, our advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
We have an accumulated deficit of $51,318,000 as of March 31, 2010. As discussed further in Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate – Unsecured Note Payable to Affiliate, as of March 31, 2010, we have an outstanding principal amount under an unsecured note payable to affiliate of $9,100,000, which is due on January 1, 2011. We plan to either: (1) repay the unsecured note payable to affiliate when it becomes due using cash flows from operations and proceeds from our follow-on offering; (2) replace the unsecured note payable with permanent financing or an interim line of credit; or (3) negotiate an extension with our affiliate.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issue date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the three months ended March 31, 2010 and 2009.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in ASC Topic 860, Transfer and Servicing, or ASC Topic 860). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in ASC Topic 860), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in ASC Topic 810). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on fair value of financial instruments provided in filings with the SEC. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 11, Fair Value of Financial Instruments.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Land	$43,546,000	$41,926,000
Land improvements	23,292,000	22,066,000
Building and improvements	288,070,000	274,199,000
Furniture, fixtures and equipment	11,498,000	10,799,000

	366,406,000	348,990,000
Less: accumulated depreciation	(26,946,000)	(24,052,000)

	$339,460,000	$324,938,000

Depreciation expense for the three months ended March 31, 2010 and 2009 was $2,931,000 and $2,874,000, respectively.
Acquisitions of Real Estate Investments
Acquisitions during the three months ended March 31, 2010 and 2009 are detailed below. We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of March 31, 2010 and December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Acquisition in 2010
Bella Ruscello Luxury Apartment Homes — Duncanville, Texas
On March 24, 2010, we purchased Bella Ruscello Luxury Apartment Homes, located in Duncanville, Texas, or the Bella Ruscello property, for a purchase price of $17,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Bella Ruscello property with a $13,300,000 secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $522,000, or 3.0% of the purchase price, to our advisor and its affiliate.
Acquisitions in 2009
We did not acquire any real estate investments during the three months ended March 31, 2009.
4. Identified Intangible Assets
Identified intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

In place leases, net of accumulated amortization of $0 as of March 31, 2010 and December 31, 2009 (with a weighted average remaining life of 6 months and 0 months as of March 31, 2010 and December 31, 2009, respectively)	$194,000	$—
Tenant relationships, net of accumulated amortization of $0 as of March 31, 2010 and December 31, 2009 (with a weighted average remaining life of 18 months and 0 months as of March 31, 2010 and December 31, 2009, respectively)	76,000	—

	$270,000	$—

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2010 and 2009 was $0 and $215,000, respectively.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $498,000 and $440,000 as of March 31, 2010 and December 31, 2009, respectively	$1,521,000	$1,435,000
Prepaid expenses and deposits	244,000	366,000

	$1,765,000	$1,801,000

Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2010 and 2009 was $58,000 and $83,000, respectively.
6. Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate
Mortgage Loan Payables, Net
Mortgage loan payables were $231,285,000 ($230,658,000, net of discount) and $218,095,000 ($217,434,000, net of discount) as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, we had 11 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.43% to 5.94% per annum and a weighted average effective interest rate of 4.75% per annum. As of March 31, 2010, we had $170,285,000, ($169,658,000, net of discount) of fixed rate debt, or 73.6% of mortgage loan payables, at a weighted average interest rate of 5.57% per annum and $61,000,000 of variable rate debt, or 26.4% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum. As of December 31, 2009, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.42% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2009, we had $157,095,000 ($156,434,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2010 and December 31, 2009, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. All but three of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments and the Bella Ruscello property have monthly principal and interest payments.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loan payables, net consisted of the following as of March 31, 2010 and December 31, 2009:

Property	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,314,000	9,355,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,720,000	14,789,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,651,000	17,651,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,300,000	—

			170,285,000	157,095,000

Variable Rate Debt:
Creekside Crossing	2.43% *	07/01/15	17,000,000	17,000,000
Kedron Village	2.45% *	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.48% *	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			231,285,000	218,095,000
Less: discount			(627,000)	(661,000)

Mortgage loan payables, net			$230,658,000	$217,434,000

*	Represents the interest rate in effect as of March 31, 2010. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.
The principal payments due on our mortgage loan payables as of March 31, 2010 for the nine months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$588,000
2011	$875,000
2012	$916,000
2013	$1,344,000
2014	$15,170,000
Thereafter	$212,392,000
Unsecured Note Payable to Affiliate
The unsecured note payable to NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, is evidenced by an unsecured promissory note, which requires monthly interest-only payments for the term of the note, bears interest at a fixed rate of 4.50% per annum, a default interest rate of 2.00% in excess of the interest rate then in effect and a maturity date of January 1, 2011. The interest rate payable under the unsecured note payable is subject to a one-time adjustment to a maximum rate of 6.00% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors, in its sole discretion, on July 1, 2010. As of March 31, 2010 and December 31, 2009, the outstanding principal amount under the unsecured note payable to affiliate was $9,100,000.
Because this loan is a related party loan, the terms of the loan and the unsecured promissory note were approved by our board of directors, including a majority of our independent directors, and were deemed fair, competitive and commercially reasonable by our board of directors.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Commitments and Contingencies
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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering are paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of the gross proceeds of our follow-on offering, respectively) to be paid by us in connection with our follow-on offering. These other organizational and offering expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of March 31, 2010 and December 31, 2009, our advisor or its affiliates had incurred expenses on our behalf of $1,678,000 and $1,551,000, respectively, in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2010 and December 31, 2009. To the extent we raise additional funds from our follow-on offering, these amounts may become our liability.
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering. See Note 8, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2010 and 2009, we incurred $2,375,000 and $1,694,000, respectively, to our advisor or its affiliates as detailed below.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Offering Stage
Selling Commissions
Initial Offering
Pursuant to our initial offering, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2009, we incurred $264,000 in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2010, we incurred $360,000 in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.
Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees
Initial Offering
Pursuant to our initial offering, our dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing support fees to participating broker-dealers. In addition, we reimbursed our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering to participating broker-dealers for accountable bona fide due diligence expenses. For the three months ended March 31, 2009, we incurred $95,000 in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of our common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three months ended March 31, 2010, we incurred $158,000 in dealer manager fees to our dealer manager or its affiliates. Such dealer manager fees are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our follow-on offering.
Other Organizational and Offering Expenses
Initial Offering
Our other organizational and offering expenses for our initial offering were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2009, we incurred $57,000 in offering expenses to our advisor or its affiliates. Offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Follow-On Offering
Our other organizational and offering expenses for our follow-on offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2010, we incurred $53,000 in offering expenses to our advisor or its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our advisor or its affiliates receive a 2.0% origination fee as compensation for any real estate-related investment acquired. For the three months ended March 31, 2010 and 2009, we incurred $522,000 and $0, respectively, in acquisition fees to our advisor and its affiliate. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, were not to exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. Effective July 17, 2009, our advisor or its affiliates are reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which will be paid regardless of whether an asset is acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties. As of March 31, 2010 and 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
For the three months ended March 31, 2010 and 2009, we incurred $4,000 and $0, respectively, for such acquisition expenses to our advisor or its affiliates, including amounts our advisor and its affiliates paid directly to third parties. Acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Operational Stage
Asset Management Fee
Our advisor or its affiliates receive a monthly fee for services rendered in connection with the management of our assets in an amount that equals one-twelfth of 0.5% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum, cumulative, non-compounded, on invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. Effective January 1, 2009, no asset management fee is due or payable to our advisor or its affiliates until the quarter following the quarter in which we generate funds from operations, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2010 and 2009, we did not incur any asset management fees to our advisor and its affiliates. When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended March 31, 2010 and 2009, we incurred property management fees of $274,000 and $267,000, respectively, to Residential Management, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel Payroll
For the three months ended March 31, 2010 and 2009, Residential Management incurred payroll for on-site personnel on our behalf of $882,000 and $881,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the 12 months ended March 31, 2010, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.3% and 15.1%, respectively, for the 12 months ended March 31, 2010.
For the three months ended March 31, 2010 and 2009, Grubb & Ellis Equity Advisors or Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $8,000 and $3,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The Services Agreement had an initial one year term and was automatically renewed for successive one year terms. On January 31, 2010, we terminated the Services Agreement with Grubb & Ellis Realty Investors. On February 1, 2010, we entered into an agreement with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Equity Advisors, Transfer Agent, a wholly owned subsidiary of Grubb & Ellis Equity Advisors, for transfer agent and investor services. The agreement has an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Equity Advisors is the managing member of our advisor, the terms of the agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated third party for similar services. The agreement requires Grubb & Ellis Equity Advisors, Transfer Agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2010 and 2009, we incurred expenses of $13,000 and $12,000, respectively, for investor services that Grubb & Ellis Equity Advisors, Transfer Agent or Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2010 and 2009, our advisor or its affiliates incurred expenses of $2,000 and $7,000, respectively, in subscription agreement processing services that Grubb & Ellis Equity Advisors, Transfer Agent or Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds of our initial offering and our follow-on offering, respectively.
Liquidity Stage
Disposition Fees
Our advisor or its affiliates will be paid for services relating to the sale of one or more properties, a disposition fee equal to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed normal market rates. Until July 17, 2009, such fee was not to exceed an amount equal to 3.0% of the contract sales price. Effective July 17, 2009, the amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2010 and 2009, we did not incur any such disposition fees.
Incentive Distribution upon Sales
In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership and (2) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2010 and 2009, we did not incur any such incentive distributions.
Incentive Distribution upon Listing
In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three months ended March 31, 2010 and 2009, we did not incur any such incentive distributions.
Fees Payable upon Internalization of the Advisor
In the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor will be paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon the sale of our properties. For the three months ended March 31, 2010 and 2009, we did not incur any such fees.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of March 31, 2010 and December 31, 2009:

Entity	Fee	March 31, 2010	December 31, 2009

Grubb & Ellis Equity Advisors/Grubb & Ellis Realty Investors	Operating Expenses	$8,000	$6,000
Grubb & Ellis Equity Advisors/Grubb & Ellis Realty Investors	Offering Costs	4,000	14,000
Grubb & Ellis Securities	Selling Commissions and Dealer Manager Fees	9,000	30,000
Residential Management	Property Management Fees	97,000	90,000

		$118,000	$140,000

Unsecured Note Payable to Affiliate
For the three months ended March 31, 2010 and 2009, we incurred $101,000 and $115,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate, for a further discussion.
9. Redeemable Noncontrolling Interest
Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 8, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution is payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of March 31, 2010 and December 31, 2009, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0.
10. Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.
Common Stock
Through July 17, 2009, we were offering and selling to the public up to 100,000,000 shares of our common stock, par value $0.01 per share, for $10.00 per share and up to 5,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP at $9.50 per share in our initial offering. On July 20, 2009, we commenced a best efforts follow-on offering through which we are offering for sale to the public 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Our charter authorizes us to issue 300,000,000 shares of our common stock.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On January 10, 2006, our advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. Through March 31, 2010, we had granted an aggregate of 14,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through March 31, 2010. Through March 31, 2010, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 1,117,798 shares of our common stock in connection with our follow-on offering and 1,103,885 shares of our common stock pursuant to the DRIP, and we had also repurchased 415,140 shares of our common stock under our share repurchase plan. As of March 31, 2010 and December 31, 2009, we had 17,578,423 and 17,028,454 shares, respectively, of our common stock issued and outstanding.
Noncontrolling Interest
As of March 31, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest, subject to certain limitations.
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering. For the three months ended March 31, 2010 and 2009, $1,035,000 and $1,219,000, respectively, in distributions were reinvested and 108,909 and 128,336 shares of our common stock, respectively, were issued pursuant to the DRIP. As of March 31, 2010 and December 31, 2009, a total of $10,488,000 and $9,453,000, respectively, in distributions were reinvested and 1,103,885 and 994,976 shares of our common stock, respectively, were issued pursuant to the DRIP.
Share Repurchase Plan
Our share repurchase plan allows for repurchases of shares of our common stock by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases are made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock come exclusively from the proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
Under our share repurchase plan, repurchase prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a “qualifying disability,” as defined in our share repurchase plan, we must receive written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
Our share repurchase plan provides that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares of our common stock only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash and, therefore, no other repurchases requested prior to or during the first quarter of 2010 were made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares of our common stock that has not yet been effected, we will consider those requests at the end of the second quarter of 2010, unless the stockholder withdraws the request.
For the three months ended March 31, 2010 and 2009, we repurchased 85,878 shares of our common stock for an aggregate of $844,000 and 104,046 shares of our common stock for an aggregate of $974,000, respectively. As of March 31, 2010 and December 31, 2009, we had repurchased 415,140 shares of our common stock for an aggregate amount of $4,024,000 and 329,262 shares of our common stock for an aggregate amount of $3,180,000, respectively.

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
On each of June 12, 2007, June 25, 2008 and June 23, 2009, in connection with their re-election, we granted an aggregate of 3,000 shares of our restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the date of grant and 20.0% will vest on each of the first four anniversaries of the date of the grant. On September 24, 2009, in connection with the resignation of one of our independent directors, 2,000 shares of our restricted common stock were forfeited. On September 24, 2009, in connection with the appointment of an independent director, we granted 1,000 shares of our restricted common stock under our 2006 Plan, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering and our follow-on offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2010 and 2009, we recognized compensation expense of $5,000 and $4,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of March 31, 2010 and December 31, 2009, there was $35,000 and $39,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of March 31, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.44 years.
As of March 31, 2010 and December 31, 2009, the fair value of the nonvested shares of our restricted common stock was $48,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2010 and December 31, 2009, and the changes for the three months ended March 31, 2010, is presented below:

	Number of Nonvested
	Shares of Our	Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2009	4,800	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2010	4,800	$10.00

Expected to vest — March 31, 2010	4,800	$10.00

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payables, net and unsecured note payable to affiliate.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates and unsecured note payable to affiliate is not determinable due to the related party nature of the accounts payable and unsecured note.
The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2010 and December 31, 2009, the fair value of the mortgage loan payables was $232,626,000 and $218,400,000, respectively, compared to the carrying value of $230,658,000 and $217,434,000, respectively.
12. Business Combinations
For the three months ended March 31, 2010, we completed the acquisition of one consolidated property, adding a total of 216 apartment units to our property portfolio. We purchased the Bella Ruscello property on March 24, 2010.
Results of operations for the Bella Ruscello property are reflected in our condensed consolidated statements of operations for the three months ended March 31, 2010 for the period subsequent to the acquisition date. The purchase price of the Bella Ruscello property was $17,400,000 plus closing costs and acquisition fees of $795,000, which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The purchase price was initially financed with $13,300,000 of mortgage debt.
In accordance with ASC Topic 805, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed including allocating to the intangibles associated with the in place leases, considering the following factors: lease origination costs and tenant relationships. For the Bella Ruscello property, in place leases and tenant relationships are amortized on a straight-line basis over the estimated useful lives of six months and 18 months, respectively. Certain allocations as of March 31, 2010 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.
As of March 31, 2010, the aggregate purchase price of the Bella Ruscello property was allocated in the amount of $1,619,000 to land, $1,226,000 to land improvements, $13,599,000 to building and improvements, $686,000 to furniture, fixtures and equipment, $194,000 to in place leases and $76,000 to tenant relationships. For the period from the acquisition date through March 31, 2010, we recognized $49,000 in revenues and $16,000 in net income for the Bella Ruscello property.
Assuming the acquisition discussed above had occurred on January 1, 2010, for the three months ended March 31, 2010, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been $9,817,000, $(1,985,000), $(1,985,000) and $(0.11), respectively.
Assuming the acquisition discussed above had occurred on January 1, 2009, for the three months ended March 31, 2009, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been $9,953,000, $(2,433,000), $(2,433,000) and $(0.15), respectively.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
13. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
As of March 31, 2010, we owned eight properties located in Texas, two properties in Georgia and two properties in Virginia, which accounted for 57.7%, 14.9% and 13.8%, respectively, of our total revenues for the three months ended March 31, 2010. As of March 31, 2009, we owned seven properties in Texas and two properties in Virginia, which accounted for 55.9% and 15.2%, respectively, of our total revenues for the three months ended March 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
14. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of nonvested restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2010 and 2009, there were 4,800 shares and 5,400 shares, respectively, of nonvested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
15. Subsequent Events
Share Repurchases
In April 2010, we repurchased 42,621 shares of our common stock for an aggregate amount of $425,000 under our share repurchase plan.
Status of our Follow-On Offering
As of April 30, 2010, we had received and accepted subscriptions in our follow-on offering for 1,331,991 shares of our common stock, or $13,300,000, excluding shares of our common stock issued pursuant to the DRIP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2010 and December 31, 2009, together with our results of operations and cash flows for the three months ended March 31, 2010 and 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our follow-on public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States, or U.S., Securities and Exchange Commission, or the SEC.
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
On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of March 31, 2010, we had received and accepted subscriptions in our follow-on offering for 1,117,798 shares of our common stock, or $11,164,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. Effective January 13, 2010, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. Grubb & Ellis Equity Advisors is a wholly owned subsidiary of Grubb & Ellis, our sponsor. The Advisory Agreement has a one year term that expires on July 18, 2010, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., to provide various services to us, including property management services.
As of March 31, 2010, we owned eight properties in Texas consisting of 2,347 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 14 properties consisting of 3,747 apartment units, which had an aggregate purchase price of $357,930,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.

Acquisition in 2010
For a discussion of our acquisition in 2010, see Note 3, Real Estate Investments — Acquisitions of Real Estate Investments, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those risks listed in Part II, Item 1A. Risk Factors, of this report and those Risk Factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Offering Proceeds
If we fail to raise significant proceeds from the sale of shares of our common stock in our follow-on offering, we will not have enough proceeds to continue to expand or further geographically diversify our real estate portfolio, which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of gross offering proceeds we raise in our follow-on offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
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
Revenues
For the three months ended March 31, 2010 and 2009, revenues were $9,265,000 and $9,378,000, respectively. For the three months ended March 31, 2010, revenues were comprised of rental income of $8,371,000 and other property revenues of $894,000. For the three months ended March 31, 2009, revenues were comprised of rental income of $8,408,000 and other property revenues of $970,000. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations.

The decrease in revenues of $113,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to lower lease rental rates as a result of the downturn in the current economic environment, partially offset by higher occupancy rates and an additional $49,000 in revenues earned by the Bella Ruscello property that was acquired during the first quarter of 2010.
The aggregate occupancy for our properties was 95.3% as of March 31, 2010, as compared to 91.1% as of March 31, 2009.
Rental Expenses
For the three months ended March 31, 2010 and 2009, rental expenses were $4,226,000 and $4,358,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010	2009

Administration	$1,402,000	$1,288,000
Real estate taxes	1,258,000	1,542,000
Utilities	645,000	642,000
Repairs and maintenance	509,000	497,000
Property management fees	274,000	267,000
Insurance	138,000	122,000

Total rental expenses	$4,226,000	$4,358,000

The decrease in rental expenses of $132,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to a $284,000 decrease in real estate taxes mainly as a result of successful property tax appeals, partially offset by a $35,000 increase in property management leasing software expenses. The decrease in rental expenses was also offset by an additional $17,000 in rental expenses incurred by the Bella Ruscello property that was acquired during the first quarter of 2010. As a percentage of revenue, operating expenses remained materially consistent. For the three months ended March 31, 2010 and 2009, rental expenses as a percentage of revenue were 45.6% and 46.5%, respectively.
General and Administrative
For the three months ended March 31, 2010 and 2009, general and administrative were $360,000 and $537,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010	2009

Professional and legal fees	$146,000	$175,000
Directors’ and officers’ insurance premiums	57,000	57,000
Bad debt expense	56,000	180,000
Franchise taxes	27,000	28,000
Directors’ fees	22,000	25,000
Bank charges	21,000	32,000
Investor-related services	13,000	12,000
Postage and delivery	8,000	16,000
Other	10,000	12,000

Total general and administrative	$360,000	$537,000

The decrease in general and administrative of $177,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to a $124,000 decrease in bad debt expense and a $29,000 decrease in professional and legal fees.

Acquisition Related Expenses
For the three months ended March 31, 2010, we incurred acquisition related expenses of $800,000 related to expenses associated with the purchase of the Bella Ruscello property, including acquisition fees of $522,000 paid to our advisor and its affiliate. For the three months ended March 31, 2009, we incurred acquisition related expenses of $12,000 related to miscellaneous acquisitions of real estate investments.
Depreciation and Amortization
For the three months ended March 31, 2010 and 2009, depreciation and amortization was $2,931,000 and $3,089,000, respectively. For the three months ended March 31, 2010, depreciation and amortization was comprised of depreciation on our properties of $2,931,000 and amortization of identified intangible assets of $0. For the three months ended March 31, 2009, depreciation and amortization was comprised of depreciation on our properties of $2,874,000 and amortization of identified intangible assets of $215,000. The decrease in depreciation and amortization was primarily due to assets becoming fully depreciated or amortized in 2009, partially offset by additional depreciation on capital expenditures.
Interest Expense
For the three months ended March 31, 2010 and 2009, interest expense was $2,769,000 and $2,861,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2010	2009

Interest expense on mortgage loan payables	$2,576,000	$2,581,000
Amortization of deferred financing fees — mortgage loan payables	58,000	58,000
Amortization of debt discount	34,000	34,000
Interest expense on the Wachovia Loan	—	48,000
Amortization of deferred financing fees — Wachovia Loan	—	25,000
Interest expense on unsecured note payables to affiliate	101,000	115,000

Total interest expense	$2,769,000	$2,861,000

For the three months ended March 31, 2009, we recorded $48,000 in interest expense and $25,000 in amortization of deferred financing fees on a loan of up to $10,000,000 we had with Wachovia Bank, National Association, or the Wachovia Loan. In October 2009, we repaid the remaining outstanding principal balance on the Wachovia Loan, which had a maturity date of November 1, 2009. As such, we did not incur such interest expense and amortization of deferred financing fees on the Wachovia Loan for the three months ended March 31, 2010.
The decrease in interest expense of $92,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was also due to the $14,000 decrease in interest expense on the unsecured note payables to affiliate resulting from the decrease in interest rates on the unsecured notes for the periods then ended. The interest rate on the unsecured note was 4.50% during the three months ended March 31, 2010, and the interest rates on the unsecured notes ranged from 4.99% to 5.26% during the three months ended March 31, 2009.
Interest and Dividend Income
For the three months ended March 31, 2010 and 2009, interest and dividend income was $3,000 and $1,000, respectively. For such periods, interest and dividend income was primarily related to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates during the three months of 2010, as compared to the three months of 2009.

Liquidity and Capital Resources
We are dependent upon the net proceeds from our follow-on offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay our unsecured note payable to affiliate.
Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $8,586,000 to pay interest on our outstanding indebtedness in the remaining nine months of 2010, based on rates in effect as of March 31, 2010. In addition, we estimate that we will require $588,000 to pay principal on our outstanding indebtedness in the remaining nine months of 2010. We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2010, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.
In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which during our follow-on offering includes payments for reimbursement of certain organizational and offering expenses and for selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings and the net proceeds from our follow-on offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
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

As of March 31, 2010, we estimate that our expenditures for capital improvements will require approximately $1,200,000 within the next 12 months. As of March 31, 2010, we had $385,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
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
Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 were $215,000 and $299,000, respectively. For the three months ended March 31, 2010, cash flows provided by operating activities primarily related to the operations of our 14 properties, partially offset by the $1,229,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2009 real estate taxes. In addition to the operations of our 14 properties, the decrease in cash flows provided by operating activities in 2010, as compared to 2009, was related to the timing of the receipt of receivables and the payment of payables. For the three months ended March 31, 2009, cash flows provided by operating activities primarily related to the operations of our 13 properties, partially offset by the $698,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2008 real estate taxes. Cash flows provided by operating activities for the three months ended March 31, 2009 were also offset by the $568,000 decrease in accounts payable due to affiliates primarily due to the $581,000 payment of asset management fees related to the fourth quarter of 2008, as well as no accrual needed for asset management fees during the first quarter of 2009. We anticipate cash flows provided by operating activities to increase as we purchase more properties.
Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 were $16,732,000 and $202,000, respectively. For the three months ended March 31, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $17,219,000. For the three months ended March 31, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $470,000. We anticipate cash flows used in investing activities to increase as we purchase properties.
Cash flows provided by financing activities for the three months ended March 31, 2010 and 2009 were $15,478,000 and $790,000, respectively. For the three months ended March 31, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $13,300,000 and funds raised from investors in our follow-on offering of $5,261,000, partially offset by share repurchases of $844,000, payment of offering costs of $601,000 and distributions in the amount of $1,479,000. For the three months ended March 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering of $3,782,000, partially offset by share repurchases of $974,000, the payment of offering costs of $509,000 and distributions in the amount of $1,499,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds in our follow-on offering or subsequent offerings from investors and incur additional debt to purchase properties.
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

On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid monthly to our stockholders beginning with our March 2009 distribution, which was paid in April 2009. The 6.0% per annum distribution assumes a purchase price of $10.00 per share. On March 19, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0016438 per day per share of common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the April 2010, May 2010 and June 2010 periods will be paid in May 2010, June 2010 and July 2010, respectively.
For the three months ended March 31, 2010, we paid distributions of $2,514,000 ($1,479,000 in cash and $1,035,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $215,000. For the three months ended March 31, 2009, we paid distributions of $2,718,000 ($1,499,000 in cash and $1,219,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $299,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our initial offering and our follow-on offering, or our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.
As of March 31, 2010, we had an amount payable of $105,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the three months ended March 31, 2010 and 2009, our FFO was $1,113,000 and $1,611,000, respectively. For the three months ended March 31, 2010, we paid $1,113,000 in distributions from FFO. For the three months ended March 31, 2009, we paid $1,611,000 in distributions from FFO. The distributions paid in excess of FFO were paid using net proceeds from our offerings. For a further discussion of FFO, see Funds from Operations below.
Financing
We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of March 31, 2010, our aggregate borrowings were 67.2% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.
Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of May 13, 2010 and March 31, 2010, our leverage did not exceed 300.0% of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate
For a discussion of our mortgage loan payables, net and our unsecured note payable to affiliate, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from proceeds from our follow-on offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 7, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of March 31, 2010, we had 14 mortgage loan payables outstanding in the aggregate principal amount of $231,285,000 ($230,658,000, net of discount).
As March 31, 2010, we had $9,100,000 outstanding under a consolidated unsecured promissory note with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, with an interest rate of 4.50% per annum, which is due January 1, 2011. The interest rate payable under the unsecured note payable is subject to a one-time adjustment not to exceed a maximum interest rate of 6.00% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors on July 1, 2010.
We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2010, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of March 31, 2010, the weighted average effective interest rate on our outstanding debt was 4.74% per annum.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2010. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total

Principal payments — fixed rate debt	$588,000	$10,891,000	$16,281,000	$151,625,000	$179,385,000
Interest payments — fixed rate debt	7,444,000	19,014,000	18,390,000	19,282,000	64,130,000
Principal payments — variable rate debt	—	—	233,000	60,767,000	61,000,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2010)	1,142,000	3,036,000	3,029,000	1,026,000	8,233,000

Total	$9,174,000	$32,941,000	$37,933,000	$232,700,000	$312,748,000

Off-Balance Sheet Arrangements
As of March 31, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.
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
The following is a reconciliation of net loss to FFO for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,818,000)	$(1,478,000)
Add:
Net loss attributable to noncontrolling interests	—	—
Depreciation and amortization — consolidated properties	2,931,000	3,089,000

FFO	$1,113,000	$1,611,000

FFO per common share — basic and diluted	$0.06	$0.10

Weighted average common shares outstanding — basic and diluted	17,286,626	15,688,833

FFO reflects acquisition related expenses, interest expense on the Wachovia Loan, interest expense on the unsecured note payables to affiliate and amortization of deferred financing fees associated with acquiring the Wachovia Loan, as well as amortization of debt discount as detailed above under Results of Operations.

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest and dividend income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
The following is a reconciliation of net loss to net operating income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Net loss	$(1,818,000)	$(1,478,000)
Add:
General and administrative	360,000	537,000
Acquisition related expenses	800,000	12,000
Depreciation and amortization	2,931,000	3,089,000
Interest expense	2,769,000	2,861,000
Less:
Interest and dividend income	(3,000)	(1,000)

Net operating income	$5,039,000	$5,020,000

Subsequent Events
For a discussion of subsequent events, see Note 15, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2010.
The table below presents, as of March 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$588,000	$9,975,000	$916,000	$1,311,000	$14,970,000	$151,625,000	$179,385,000	$	*

Weighted average interest rate on maturing debt	5.36%	4.58%	5.36%	5.47%	5.09%	5.63%	5.52%		—

Variable rate debt — principal payments	$—	$—	$—	$33,000	$200,000	$60,767,000	$61,000,000		$55,872,000

Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2010)	—%	—%	—%	2.48%	2.48%	2.45%	2.45%		—

*	The estimated fair value of our fixed rate mortgage loan payables was $176,754,000 as of March 31, 2010. The estimated fair value of the $9,100,000 principal amount outstanding under the unsecured note payable to affiliate as of March 31, 2010 is not determinable due to the related party nature of the note.
Mortgage loan payables were $231,285,000 ($230,658,000, net of discount) as of March 31, 2010. As of March 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.43% to 5.94% per annum and a weighted average effective interest rate of 4.75% per annum. As of March 31, 2010, we had $170,285,000, ($169,658,000, net of discount) of fixed rate debt, or 73.6% of mortgage loan payables, at a weighted average interest rate of 5.57% per annum and $61,000,000 of variable rate debt, or 26.4% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum.

As of March 31, 2010, we had $9,100,000 outstanding under the unsecured note payable to affiliate at a fixed interest rate of 4.50% per annum, which is due on January 1, 2011. The interest rate is subject to a one-time adjustment not to exceed a maximum interest rate of 6.00% per annum, which will be evaluated and may be adjusted by NNN Realty Advisors, Inc. on July 1, 2010.
Borrowings as of March 31, 2010 bore interest at a weighted average effective interest rate of 4.74% per annum.
An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of March 31, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $305,000, or 2.85%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on March 19, 2010, except as noted below.
Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, availability to make additional investments or our ability to dispose of our investments.
We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our initial offering and our follow-on offering, or our offerings, and from borrowed funds. We may continue to pay distributions from the net proceeds from our follow-on offering, or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a real estate investment trust, or REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our follow-on offering or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Therefore, all or any portion of a distribution to our stockholders may be paid from proceeds from our follow-on offering.
For the three months ended March 31, 2010, we paid distributions of $2,514,000 ($1,479,000 in cash and $1,035,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), as compared to cash flows from operations of $215,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of March 31, 2010, we had an amount payable of $105,000 to our advisor or its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the three months ended March 31, 2010, our FFO was $1,113,000. For the three months ended March 31, 2010, we paid distributions of $2,514,000, of which $1,113,000 was paid from FFO. The distributions paid in excess of our FFO were paid using proceeds from our offerings. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act. The Reconciliation Act will require certain U.S. stockholders who are individuals, estates or trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of stock, subject to certain exceptions. This additional tax will apply broadly to essentially all dividends and all gains from dispositions of stock, including dividends from REITs and gains from dispositions of REIT shares, such as our common stock. As enacted, the tax will apply for taxable years beginning after December 31, 2012.
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
Use of Public Offering Proceeds
Follow-on Offering
Our Registration Statement on Form S-11 (File No. 333-157375), registering a follow-on offering of up to 105,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on July 17, 2009. Grubb & Ellis Securities, Inc., or our dealer manager, is the dealer manager in our follow-on offering. We are offering to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000.
As of March 31, 2010, we had received and accepted subscriptions in our follow-on offering for 1,117,798 shares of our common stock, or $11,164,000, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2010, a total of $2,782,000 in distributions were reinvested and 292,727 shares of our common stock were issued pursuant to the DRIP.
In our follow-on offering, as of March 31, 2010, we had incurred selling commissions of $768,000 and dealer manager fees of $335,000. We had also incurred other offering expenses of $112,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our primary offering will not exceed 11.0%. As of March 31, 2010, net offering proceeds were $12,731,000, including proceeds from the DRIP and after deducting offering expenses.
As of March 31, 2010, $13,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs in connection with our follow-on offering.
As of March 31, 2010, we had used $3,919,000 in proceeds from our follow-on offering to purchase Bella Ruscello Luxury Apartment Homes from an unaffiliated third party, $793,000 for acquisition related expenses and $2,683,000 to repay borrowings from an unaffiliated third party incurred in connection with previous property acquisitions.
Unregistered Sales of Equity Securities
During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for share repurchases by us when certain criteria are met by our stockholders. Share repurchases will be made at the sole discretion of our board of directors.
All repurchases are subject to a one year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Repurchases are limited to (1) those that could be funded from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and (2) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.
Under our share repurchase plan, repurchase prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a “qualifying disability,” as defined in our share repurchase plan, we must receive written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.

Our share repurchase plan provides that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares of our common stock only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash and, therefore, no other repurchases requested prior to or during the first quarter of 2010 were made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares of our common stock that has not yet been effected, we will consider those requests at the end of the second quarter of 2010, unless the stockholder withdraws the request.
During the three months ended March 31, 2010, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

January 1, 2010 to January 31, 2010	85,878	$9.83	85,878	(2)
February 1, 2010 to February 28, 2010	—	$—	—	(2)
March 1, 2010 to March 31, 2010	—	$—	—	(2)

Total	85,878		85,878

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors approved an amended share repurchase plan effective August 25, 2008. On September 30, 2009, our board of directors approved an amendment and restatement of our share repurchase plan. As of March 31, 2010, we had repurchased 415,140 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

Grubb & Ellis Apartment REIT, Inc. (Registrant)
May 13, 2010	By:	/s/ Stanley J. Olander, Jr.
Date		Stanley J. Olander, Jr.
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

May 13, 2010	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5		Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
4.1		Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009 and incorporated herein by reference)
4.2		Amended and Restated Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)
4.3
Amended and Restated Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)

10.1
Contract of Sale between Grubb & Ellis Apartment REIT Holdings, L.P. and Duncanville Villages Multifamily, LTD, dated January 22, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2010 and incorporated herein by reference)

10.2
Form of Indemnification Agreement between Grubb & Ellis Apartment REIT, Inc. and Indemnitee made effective as of March 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2010 and incorporated herein by reference)

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