Form 10-Q
period 2010-06-30
Grubb & Ellis Apartment REIT, Inc.
filed 2010-08-12
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, there were 18,623,016 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Real estate investments:
Operating properties, net	$336,789,000	$324,938,000
Cash and cash equivalents	11,456,000	6,895,000
Accounts and other receivables	772,000	662,000
Restricted cash	3,328,000	4,007,000
Identified intangible assets, net	160,000	—
Other assets, net	2,006,000	1,801,000

Total assets	$354,511,000	$338,303,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$230,521,000	$217,434,000
Unsecured note payable to affiliate	7,750,000	9,100,000
Accounts payable and accrued liabilities	5,801,000	5,698,000
Accounts payable due to affiliates	206,000	140,000
Security deposits, prepaid rent and other liabilities	1,324,000	1,162,000

Total liabilities	245,602,000	233,534,000

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest (Note 9)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 18,441,652 and 17,028,454 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	184,000	170,000
Additional paid-in capital	164,103,000	151,542,000
Accumulated deficit	(55,378,000)	(46,943,000)

Total stockholders’ equity	108,909,000	104,769,000
Noncontrolling interest (Note 10)	—	—

Total equity	108,909,000	104,769,000

Total liabilities and equity	$354,511,000	$338,303,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$8,895,000	$8,316,000	$17,266,000	$16,724,000
Other property revenues	980,000	943,000	1,874,000	1,913,000

Total revenues	9,875,000	9,259,000	19,140,000	18,637,000
Expenses:
Rental expenses	4,622,000	4,586,000	8,848,000	8,944,000
General and administrative	396,000	441,000	756,000	978,000
Acquisition related expenses	—	—	800,000	12,000
Depreciation and amortization	3,254,000	2,924,000	6,185,000	6,013,000

Total expenses	8,272,000	7,951,000	16,589,000	15,947,000

Income from operations	1,603,000	1,308,000	2,551,000	2,690,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(96,000)	(132,000)	(197,000)	(247,000)
Interest expense related to mortgage loan payables	(2,880,000)	(2,690,000)	(5,548,000)	(5,363,000)
Interest expense related to line of credit	—	(72,000)	—	(145,000)
Interest and dividend income	3,000	—	6,000	1,000

Net loss	(1,370,000)	(1,586,000)	(3,188,000)	(3,064,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to controlling interest	$(1,370,000)	$(1,586,000)	$(3,188,000)	$(3,064,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.08)	$(0.10)	$(0.18)	$(0.19)

Weighted average number of common shares outstanding — basic and diluted	17,984,572	16,042,294	17,636,906	15,866,555

Distributions declared per common share	$0.15	$0.15	$0.30	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2009	17,028,454	$170,000	$151,542,000	$—	$(46,943,000)	$—	$104,769,000	$—
Issuance of common stock	1,314,573	13,000	13,116,000	—	—	—	13,129,000	—
Offering costs	—	—	(1,429,000)	—	—	—	(1,429,000)	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Issuance of common stock under the DRIP	224,124	2,000	2,127,000	—	—	—	2,129,000	—
Amortization of nonvested common stock compensation	—	—	9,000	—	—	—	9,000	—
Repurchases	(128,499)	(1,000)	(1,268,000)	—	—	—	(1,269,000)	—
Distributions declared	—	—	—	—	(5,247,000)	—	(5,247,000)	—
Net loss	—	—	—	—	(3,188,000)	—	(3,188,000)	—

BALANCE — June 30, 2010	18,441,652	$184,000	$164,103,000	$—	$(55,378,000)	$—	$108,909,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$—	$106,705,000	$—
Issuance of common stock	687,745	7,000	6,869,000	—	—	—	6,876,000	—
Offering costs	—	—	(756,000)	—	—	—	(756,000)	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Issuance of common stock under the DRIP	239,435	2,000	2,273,000	—	—	—	2,275,000	—
Amortization of nonvested common stock compensation	—	—	9,000	—	—	—	9,000	—
Repurchases	(164,503)	(2,000)	(1,576,000)	—	—	—	(1,578,000)	—
Distributions declared	—	—	—	—	(5,022,000)	—	(5,022,000)	—
Net loss	—	—	—	—	(3,064,000)	—	(3,064,000)	—

BALANCE — June 30, 2009	16,254,487	$162,000	$144,600,000	$—	$(39,311,000)	$—	$105,451,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,188,000)	$(3,064,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	6,372,000	6,247,000
Gain on property insurance settlements	—	(101,000)
Stock based compensation, net of forfeitures	15,000	15,000
Bad debt expense	97,000	329,000
Changes in operating assets and liabilities:
Accounts and other receivables	(307,000)	(278,000)
Other assets, net	(147,000)	172,000
Accounts payable and accrued liabilities	(251,000)	(426,000)
Accounts payable due to affiliates	57,000	(539,000)
Security deposits, prepaid rent and other liabilities	(192,000)	(313,000)

Net cash provided by operating activities	2,456,000	2,042,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(17,219,000)	(470,000)
Capital expenditures	(580,000)	(615,000)
Proceeds from property insurance settlements	150,000	194,000
Restricted cash	679,000	(213,000)

Net cash used in investing activities	(16,970,000)	(1,104,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	13,300,000	—
Payments on mortgage loan payables	(281,000)	(206,000)
Payments on unsecured note payable to affiliate	(1,350,000)	—
Payments on the line of credit	—	(600,000)
Deferred financing costs	(144,000)	—
Security deposits	172,000	213,000
Proceeds from issuance of common stock	13,129,000	6,831,000
Repurchase of common stock	(1,269,000)	(1,578,000)
Payment of offering costs	(1,420,000)	(864,000)
Distributions paid	(3,062,000)	(2,834,000)

Net cash provided by financing activities	19,075,000	962,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,561,000	1,900,000
CASH AND CASH EQUIVALENTS — Beginning of period	6,895,000	2,664,000

CASH AND CASH EQUIVALENTS — End of period	$11,456,000	$4,564,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,521,000	$5,557,000
Income taxes	$148,000	$96,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$244,000	$57,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$33,000	$—
Accounts payable and accrued liabilities	$79,000	$—
Security deposits and prepaid rent	$134,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$2,129,000	$2,275,000
Distributions declared but not paid	$904,000	$810,000
Accrued offering costs	$53,000	$79,000
Receivable for issuance of common stock	$—	$68,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
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
On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of June 30, 2010, we had received and accepted subscriptions in our follow-on offering for 1,905,432 shares of our common stock, or $19,032,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. The Advisory Agreement has a one year term that expires on June 3, 2011, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. Effective January 13, 2010, Grubb & Ellis Equity Advisors purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC, held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2010, we owned eight properties in Texas consisting of 2,347 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 14 properties consisting of 3,747 apartment units, which had an aggregate purchase price of $357,930,000.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly owned subsidiaries of our operating partnership own all properties we acquire. We are the sole general partner of our operating partnership, and as of June 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership. As of June 30, 2010 and December 31, 2009, our advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
We had an accumulated deficit of $55,378,000 as of June 30, 2010. As discussed further in Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate, as of June 30, 2010, we had an outstanding principal amount under an unsecured note payable to affiliate of $7,750,000, with a maturity date of January 1, 2011. On August 11, 2010, we executed an amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, to extend the maturity date to July 17, 2012. We plan to either repay the unsecured note payable to affiliate using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the U. S. Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the three and six months ended June 30, 2010 and 2009.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in ASC Topic 860, Transfer and Servicing, or ASC Topic 860). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in ASC Topic 860), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in ASC Topic 810). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption was prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption was prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 11, Fair Value of Financial Instruments.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land	$43,546,000	$41,926,000
Land improvements	23,292,000	22,066,000
Building and improvements	288,423,000	274,199,000
Furniture, fixtures and equipment	11,508,000	10,799,000

	366,769,000	348,990,000
Less: accumulated depreciation	(29,980,000)	(24,052,000)

	$336,789,000	$324,938,000

Depreciation expense for the three months ended June 30, 2010 and 2009 was $3,144,000 and $2,890,000, respectively, and for the six months ended June 30, 2010 and 2009 was $6,075,000 and $5,764,000, respectively.
Acquisitions of Real Estate Investments
Acquisitions during the six months ended June 30, 2010 are detailed below. We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of June 30, 2010 and December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Acquisition in 2010
Bella Ruscello Luxury Apartment Homes — Duncanville, Texas
On March 24, 2010, we purchased Bella Ruscello Luxury Apartment Homes, located in Duncanville, Texas, or the Bella Ruscello property, for a purchase price of $17,400,000, plus closing costs, from an unaffiliated party. We financed the purchase price of the Bella Ruscello property with a $13,300,000 secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $522,000, or 3.0% of the purchase price, to our advisor and its affiliate.
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

In place leases, net of accumulated amortization of $97,000 and $0 as of June 30, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 3 months and 0 months as of June 30, 2010 and December 31, 2009, respectively)	$97,000	$—
Tenant relationships, net of accumulated amortization of $13,000 and $0 as of June 30, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 15 months and 0 months as of June 30, 2010 and December 31, 2009, respectively)	63,000	—

	$160,000	$—

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2010 and 2009 was $110,000 and $34,000, respectively, and for the six months ended June 30, 2010 and 2009 was $110,000 and $249,000, respectively.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Estimated amortization expense on the identified intangible assets as of June 30, 2010, for the six months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$122,000
2011	$38,000
2012	$—
2013	$—
2014	$—
Thereafter	$—
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $559,000 and $440,000 as of June 30, 2010 and December 31, 2009, respectively	$1,460,000	$1,435,000
Prepaid expenses and deposits	546,000	366,000

	$2,006,000	$1,801,000

Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2010 and 2009 was $61,000 and $83,000, respectively, and for the six months ended June 30, 2010 and 2009 was $119,000 and $166,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.
6. Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate
Mortgage Loan Payables, Net
Mortgage loan payables were $231,114,000 ($230,521,000, net of discount) and $218,095,000 ($217,434,000, net of discount) as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, we had 11 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.50% to 5.94% per annum and a weighted average effective interest rate of 4.77% per annum. As of June 30, 2010, we had $170,114,000 ($169,521,000, net of discount) of fixed rate debt, or 73.6% of mortgage loan payables, at a weighted average interest rate of 5.57% per annum and $61,000,000 of variable rate debt, or 26.4% of mortgage loan payables, at a weighted average effective interest rate of 2.53% per annum. As of December 31, 2009, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.42% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2009, we had $157,095,000 ($156,434,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum.
We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of June 30, 2010 and December 31, 2009, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. Ten of our mortgage loan payables have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello property require monthly principal and interest payments.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loan payables, net consisted of the following as of June 30, 2010 and December 31, 2009:

Property	Interest Rate	Maturity Date	June 30, 2010	December 31, 2009

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,272,000	9,355,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,655,000	14,789,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,614,000	17,651,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,273,000	—

			170,114,000	157,095,000

Variable Rate Debt:
Creekside Crossing	2.50%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.52%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.55%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			231,114,000	218,095,000
Less: discount			(593,000)	(661,000)

Mortgage loan payables, net			$230,521,000	$217,434,000

*	Represents the per annum interest rate in effect as of June 30, 2010. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.
The principal payments due on our mortgage loan payables as of June 30, 2010, for the six months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$417,000
2011	$875,000
2012	$916,000
2013	$1,341,000
2014	$15,141,000
Thereafter	$212,424,000
The table above does not reflect any available extension options. Of the amounts maturing in 2014, $13,346,000 in mortgage loan payables have a one year extension available.
Unsecured Note Payable to Affiliate
The unsecured note payable to NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, is evidenced by an unsecured promissory note, which required monthly interest-only payments for the term of the note, bore interest at a fixed rate of 4.50% per annum, had a default interest rate of 2.00% per annum in excess of the interest rate then in effect and had a maturity date of January 1, 2011. As of June 30, 2010 and December 31, 2009, the outstanding principal amount under the unsecured note payable to affiliate was $7,750,000 and $9,100,000, respectively. On August 11, 2010, we executed the Amended Consolidated Promissory Note. See Note 15, Subsequent Events — Amended and Restated Unsecured Note Payable to Affiliate, for a further discussion.
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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering are paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of the gross proceeds of our follow-on offering, respectively) to be paid by us in connection with our follow-on offering. These other organizational and offering expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. As of June 30, 2010 and December 31, 2009, our advisor or its affiliates had incurred cumulative expenses on our behalf of $2,147,000 and $1,551,000, respectively, in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2010 and December 31, 2009. To the extent we raise additional funds from our follow-on offering, these amounts may become our liability.
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are deferred and charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering. See Note 8, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Realty Investors, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended June 30, 2010 and 2009, we incurred $2,360,000 and $1,802,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $4,735,000 and $3,496,000, respectively, in compensation and expense reimbursements to our advisor or its affiliates as detailed below.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Offering Stage
Selling Commissions
Initial Offering
Pursuant to our initial offering, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2009, we incurred $216,000 and $480,000, respectively, in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2010, we incurred $544,000 and $904,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.
Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees
Initial Offering
Pursuant to our initial offering, our dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing support fees to participating broker-dealers. In addition, we reimbursed our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering to participating broker-dealers for accountable bona fide due diligence expenses. For the three and six months ended June 30, 2009, we incurred $77,000 and $172,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of our common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three and six months ended June 30, 2010, we incurred $236,000 and $394,000, respectively, in dealer manager fees to our dealer manager or its affiliates. Such dealer manager fees are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our follow-on offering.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other Organizational and Offering Expenses
Initial Offering
Our other organizational and offering expenses for our initial offering were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2009, we incurred $46,000 and $103,000, respectively, in offering expenses to our advisor or its affiliates. Offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
Our other organizational and offering expenses for our follow-on offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2010, we incurred $78,000 and $131,000, respectively, in offering expenses to our advisor or its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our advisor or its affiliates receive a 2.0% origination fee as compensation for any real estate-related investment acquired. For the three months ended June 30, 2010 and 2009, we did not incur any acquisition fees to our advisor and its affiliate. For the six months ended June 30, 2010 and 2009, we incurred $522,000 and $0, respectively, in acquisition fees to our advisor and its affiliate. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, were not to exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. Effective July 17, 2009, our advisor or its affiliates are reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which will be paid regardless of whether an asset is acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties. As of June 30, 2010 and 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
For the three and six months ended June 30, 2010, we incurred $0 and $4,000, respectively, for such acquisition expenses to our advisor or its affiliates, including amounts our advisor or its affiliates paid directly to third parties. For the three and six months ended June 30, 2009, we did not incur any such acquisition expenses to our advisor or its affiliates, excluding amounts paid to third parties. Acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operational Stage
Asset Management Fee
Our advisor or its affiliates receive a monthly fee for services rendered in connection with the management of our assets in an amount that equals one-twelfth of 0.5% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. Effective January 1, 2009, no asset management fee is due or payable to our advisor or its affiliates until the quarter following the quarter in which we generate funds from operations, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.
For the three and six months ended June 30, 2010 and 2009, we did not incur any asset management fees to our advisor and its affiliates. When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended June 30, 2010 and 2009, we incurred property management fees of $287,000 and $269,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $561,000 and $536,000, respectively, to Residential Management, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel Payroll
For the three months ended June 30, 2010 and 2009, Residential Management incurred payroll for on-site personnel on our behalf of $1,061,000 and $1,018,000, respectively, and for the six months ended June 30, 2010 and 2009, Residential Management incurred payroll for on-site personnel on our behalf of $1,943,000 and $1,899,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the 12 months ended June 30, 2010, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.3% and 15.1%, respectively, for the 12 months ended June 30, 2010.
For the three months ended June 30, 2010 and 2009, Grubb & Ellis Equity Advisors or Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $9,000 and $6,000, respectively, and for the six months ended June 30, 2010 and 2009, Grubb & Ellis Equity Advisors or Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $17,000 and $9,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The Services Agreement had an initial one year term and was automatically renewed for successive one year terms. On January 31, 2010, we terminated the Services Agreement with Grubb & Ellis Realty Investors. On February 1, 2010, we entered into an agreement, or the Transfer Agent Services Agreement, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Equity Advisors, Transfer Agent, a wholly owned subsidiary of Grubb & Ellis Equity Advisors, for transfer agent and investor services. The Transfer Agent Services Agreement has an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Equity Advisors is the managing member of our advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated party for similar services. The Transfer Agent Services Agreement requires Grubb & Ellis Equity Advisors, Transfer Agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.
For the three months ended June 30, 2010 and 2009, we incurred expenses of $29,000 and $31,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $42,000 and $43,000, respectively, for investor services that Grubb & Ellis Equity Advisors, Transfer Agent or Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended June 30, 2010 and 2009, our advisor or its affiliates incurred expenses of $3,000 and $6,000, respectively, and for the six months ended June 30, 2010 and 2009, our advisor or its affiliates incurred expenses of $5,000 and $13,000, respectively, in subscription agreement processing services that Grubb & Ellis Equity Advisors, Transfer Agent or Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering and our follow-on offering, respectively, other than shares of our commons stock sold pursuant to the DRIP.
For the three months ended June 30, 2010 and 2009, we incurred $20,000 and $7,000, respectively, for tax and internal controls compliance services that affiliates provided to us. For the six months ended June 30, 2010 and 2009, we incurred $20,000 and $7,000, respectively, for tax and internal controls compliance services that affiliates provided to us. Such amounts incurred are included in general and administrative in our accompanying condensed consolidated statements of operations.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee equal to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed normal market rates. Until July 17, 2009, such fee was not to exceed an amount equal to 3.0% of the contract sales price. Effective July 17, 2009, the amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2010 and 2009, we did not incur any such disposition fees.
Incentive Distribution upon Sales
In the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership and (2) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2010 and 2009, we did not incur any such incentive distributions.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Incentive Distribution upon Listing
In the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and six months ended June 30, 2010 and 2009, we did not incur any such incentive distributions.
Fees Payable upon Internalization of the Advisor
Until June 3, 2010, in the event of a termination of the Advisory Agreement due to an internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor would have been paid a fee determined by negotiation between our advisor and our independent directors. Upon our advisor’s receipt of such compensation, our advisor’s special limited partnership units would have been redeemed and our advisor would not have been entitled to receive any further incentive distributions upon the sale of our properties. Effective June 3, 2010, we eliminated any compensation or remuneration payable by us or our operating partnership to our advisor or any of its affiliates in connection with any internalization of the management functions provided by our advisor in the future. However, the elimination of such internalization fee is not intended to limit any other compensation or distributions that we or our operating partnership may pay our advisor in accordance with the Advisory Agreement or any other agreement, including but not limited to the agreement of limited partnership of our operating partnership.
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of June 30, 2010 and December 31, 2009:

Entity	Fee	June 30, 2010	December 31, 2009

Grubb & Ellis Equity Advisors/
Grubb & Ellis Realty Investors	Operating Expenses	$55,000	$6,000
Grubb & Ellis Equity Advisors/
Grubb & Ellis Realty Investors	Offering Costs	23,000	14,000
Grubb & Ellis Securities	Selling Commissions and Dealer Manager Fees	30,000	30,000
Residential Management	Property Management Fees	98,000	90,000

		$206,000	$140,000

Unsecured Note Payable to Affiliate
For the three months ended June 30, 2010 and 2009, we incurred $96,000 and $132,000, respectively, and for the six months ended June 30, 2010 and 2009, we incurred $197,000 and $247,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate, for a further discussion.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Redeemable Noncontrolling Interest
Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system, our advisor’s special limited partnership interest will be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 8, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties at fair market value. Such incentive distribution is payable in cash, units of limited partnership interest in our operating partnership or shares of our common stock, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. In addition, effective June 3, 2010, pursuant to the First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P. with our advisor, our advisor may elect to defer its right to a redemption of its special limited partnership units in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger that results in a change of control of our company. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of June 30, 2010 and December 31, 2009, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0.
10. Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2010 and December 31, 2009, no shares of our preferred stock were issued and outstanding.
Common Stock
Through July 17, 2009, we were offering and selling to the public up to 100,000,000 shares of our common stock, par value $0.01 per share, for $10.00 per share and up to 5,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP for $9.50 per share in our initial offering. On July 20, 2009, we commenced a best efforts follow-on offering through which we are offering for sale to the public 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Our charter authorizes us to issue 300,000,000 shares of our common stock.
On January 10, 2006, our advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. Through June 30, 2010, we had granted an aggregate of 17,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through June 30, 2010. Through June 30, 2010, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 1,905,432 shares of our common stock in connection with our follow-on offering and 1,219,101 shares of our common stock pursuant to the DRIP, and we had also repurchased 457,761 shares of our common stock under our share repurchase plan. As of June 30, 2010 and December 31, 2009, we had 18,441,652 and 17,028,454 shares, respectively, of our common stock issued and outstanding.
Noncontrolling Interest
As of June 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest, subject to certain limitations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering. For the three months ended June 30, 2010 and 2009, $1,094,000 and $1,055,000, respectively, in distributions were reinvested and 115,215 and 111,099 shares of our common stock, respectively, were issued pursuant to the DRIP. For the six months ended June 30, 2010 and 2009, $2,129,000 and $2,275,000, respectively, in distributions were reinvested and 224,124 and 239,435 shares of our common stock, respectively, were issued pursuant to the DRIP. As of June 30, 2010 and December 31, 2009, a total of $11,582,000 and $9,453,000, respectively, in distributions were reinvested and 1,219,101 and 994,976 shares of our common stock, respectively, were issued pursuant to the DRIP.
Share Repurchase Plan
Our share repurchase plan allows for repurchases of shares of our common stock by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases are made at the sole discretion of our board of directors. Subject to the availability of funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock come exclusively from the proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
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
Our share repurchase plan provides that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under our share repurchase plan, our board of directors determined to repurchase shares of our common stock only with respect to requests made in connection with a stockholder’s death or qualifying disability and in accordance with the terms and conditions set forth in our share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash and, therefore, no other repurchases requested prior to or during 2009 or during the first and second quarters of 2010 were made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares of our common stock that has not yet been effected, we will consider those requests at the end of the third quarter of 2010, unless the stockholder withdraws the request.
For the three months ended June 30, 2010 and 2009, we repurchased 42,621 shares of our common stock for an aggregate of $425,000 and 60,457 shares of our common stock for an aggregate of $604,000, respectively. For the six months ended June 30, 2010 and 2009, we repurchased 128,499 shares of our common stock for an aggregate of $1,269,000 and 164,503 shares of our common stock for an aggregate of $1,578,000, respectively. As of June 30, 2010 and December 31, 2009, we had repurchased 457,761 shares of our common stock for an aggregate amount of $4,449,000 and 329,262 shares of our common stock for an aggregate amount of $3,180,000, respectively.
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

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On June 22, 2010, in connection with their re-election, we granted an aggregate of 3,000 shares of our restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the date of grant and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering and our follow-on offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2010 and 2009, we recognized compensation expense of $10,000 and $11,000, respectively, and for the six months ended June 30, 2010 and 2009, we recognized compensation expense of $15,000 related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of June 30, 2010 and December 31, 2009, there was $54,000 and $39,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of June 30, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.96 years.
As of June 30, 2010 and December 31, 2009, the fair value of the nonvested shares of our restricted common stock was $60,000 and $48,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2010 and December 31, 2009, and the changes for the six months ended June 30, 2010, is presented below:

	Number of Nonvested
	Shares of Our	Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2009	4,800	$10.00
Granted	3,000	10.00
Vested	(1,800)	—
Forfeited	—	—

Balance — June 30, 2010	6,000	$10.00

Expected to vest — June 30, 2010	6,000	$10.00

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
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates and unsecured note payable to affiliate is not determinable due to the related party nature of the accounts payable and the unsecured note payable.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2010 and December 31, 2009, the fair value of the mortgage loan payables was $238,186,000 and $218,400,000, respectively, compared to the carrying value of $230,521,000 and $217,434,000, respectively.
12. Business Combinations
For the six months ended June 30, 2010, we completed the acquisition of one consolidated property, adding a total of 216 apartment units to our property portfolio. We purchased the Bella Ruscello property on March 24, 2010.
Results of operations for the Bella Ruscello property are reflected in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 for the period subsequent to the acquisition date. For the period from the acquisition date through June 30, 2010, we recognized $653,000 in revenues and $(905,000) in net loss for the Bella Ruscello property.
The purchase price of the Bella Ruscello property was $17,400,000, plus closing costs and acquisition fees of $795,000, which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations. We financed a portion of the purchase price with a secured loan of $13,300,000 from an unaffiliated party and the remaining balance using cash proceeds from our follow-on offering.
As of June 30, 2010, the fair value of the Bella Ruscello property at the time of acquisition was measured as $1,619,000 to land, $1,226,000 to land improvements, $13,599,000 to building and improvements, $686,000 to furniture, fixtures and equipment, $194,000 to in place leases and $76,000 to tenant relationships.
Assuming the acquisition discussed above had occurred on January 1, 2010, for the three and six months ended June 30, 2010, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months	Six Months
	Ended June 30, 2010	Ended June 30, 2010
Revenues	$9,875,000	$19,681,000
Net loss	$(1,370,000)	$(4,003,000)
Net loss attributable to controlling interest	$(1,370,000)	$(4,003,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.08)	$(0.23)
Assuming the acquisition discussed above had occurred on January 1, 2009, for the three and six months ended June 30, 2009, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months	Six Months
	Ended June 30, 2009	Ended June 30, 2009
Revenues	$9,854,000	$19,807,000
Net loss	$(1,715,000)	$(4,139,000)
Net loss attributable to controlling interest	$(1,715,000)	$(4,139,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.11)	$(0.26)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
As of June 30, 2010, we owned eight properties located in Texas, two properties in Georgia and two properties in Virginia, which accounted for 58.6%, 14.6% and 13.7%, respectively, of our total revenues for the six months ended June 30, 2010. As of June 30, 2009, we owned seven properties in Texas and two properties in Georgia, which accounted for 56.1% and 15.1%, respectively, of our total revenues for the six months ended June 30, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
14. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2010 and 2009, there were 6,000 shares and 6,600 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
15. Subsequent Events
Share Repurchases
In July 2010, we repurchased 60,467 shares of our common stock for an aggregate amount of $603,000 under our share repurchase plan.
Status of our Follow-On Offering
As of July 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,108,964 shares of our common stock, or $21,063,000, excluding shares of our common stock issued pursuant to the DRIP.
Amended and Restated Unsecured Note Payable to Affiliate
On August 11, 2010, we executed the Amended Consolidated Promissory Note with NNN Realty Advisors. The material terms of the Amended Consolidated Promissory Note amends the principal amount outstanding to $7,750,000, extends the maturity date from January 1, 2011 to July 17, 2012, and fixes the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. Because this loan is a related party loan, the terms of the extension were approved by our board of directors, including a majority of our independent directors, and deemed fair, competitive and commercially reasonable by our board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, L.P., except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2010 and December 31, 2009, together with our results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP; policies and guidelines applicable to REITs; the success of our follow-on public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States, or U.S., Securities and Exchange Commission, or the SEC.
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
On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of June 30, 2010, we had received and accepted subscriptions in our follow-on offering for 1,905,432 shares of our common stock, or $19,032,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, L.P., or our operating partnership. We are externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement has a one year term that expires on June 3, 2011, and is subject to successive one year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., to provide various services to us, including property management services. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis, our sponsor. Effective January 13, 2010, Grubb & Ellis Equity Advisors purchased all of the rights, title and interests in Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Apartment Management, LLC held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor.
As of June 30, 2010, we owned eight properties in Texas consisting of 2,347 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 14 properties consisting of 3,747 apartment units, which had an aggregate purchase price of $357,930,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010.
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
Offering Proceeds
If we fail to raise significant proceeds from the sale of shares of our common stock in our follow-on offering, we will not have enough proceeds to continue to expand or further geographically diversify our real estate portfolio, which could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties whereby our stockholders would be exposed to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of gross offering proceeds we raise in our follow-on offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices, which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2009 and continue to comply with such regulations.
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
Revenues
For the three months ended June 30, 2010 and 2009, revenues were $9,875,000 and $9,259,000, respectively. For the three months ended June 30, 2010, revenues were comprised of rental income of $8,895,000 and other property revenues of $980,000. For the three months ended June 30, 2009, revenues were comprised of rental income of $8,316,000 and other property revenues of $943,000.

For the six months ended June 30, 2010 and 2009, revenues were $19,140,000 and $18,637,000, respectively. For the six months ended June 30, 2010, revenues were comprised of rental income of $17,266,000 and other property revenues of $1,874,000. For the six months ended June 30, 2009, revenues were comprised of rental income of $16,724,000 and other property revenues of $1,913,000.
Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues for the three and six months ended June 30, 2010 of $616,000 and $503,000, respectively, as compared to the three and six months ended June 30, 2009, was primarily due to higher occupancy rates and additional revenue during the three and six months ended June 30, 2010 of $604,000 and $653,000, respectively, earned by Bella Ruscello Luxury Apartment Homes, or the Bella Ruscello property, that was acquired in the first quarter of 2010. The additional revenue was partially offset by lower lease rental rates as a result of the downturn in the current economic environment.
The aggregate occupancy for our properties was 94.5% as of June 30, 2010, as compared to 92.6% as of June 30, 2009.
Rental Expenses
For the three months ended June 30, 2010 and 2009, rental expenses were $4,622,000 and $4,586,000, respectively. For the six months ended June 30, 2010 and 2009, rental expenses were $8,848,000 and $8,944,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Administration	$1,597,000	$1,620,000	$3,000,000	$2,908,000
Real estate taxes	1,292,000	1,327,000	2,550,000	2,869,000
Utilities	644,000	659,000	1,289,000	1,301,000
Repairs and maintenance	649,000	552,000	1,158,000	1,049,000
Property management fees	288,000	269,000	561,000	536,000
Insurance	152,000	159,000	290,000	281,000

Total rental expenses	$4,622,000	$4,586,000	$8,848,000	$8,944,000

The increase in rental expenses of $36,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to an additional $272,000 in rental expenses incurred during the second quarter of 2010 by the Bella Ruscello property that was acquired in the first quarter of 2010. This increase in rental expenses noted above for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was partially offset by a $159,000 decrease in real estate taxes mainly as a result of successful property tax appeals, a $62,000 decrease in utilities and a $44,000 decrease in property marketing expenses on the other 13 properties in our portfolio.
The decrease in rental expenses of $96,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to a $412,000 decrease in real estate taxes on the first 13 properties in our portfolio mainly as a result of successful property tax appeals, partially offset by an additional $289,000 in rental expenses incurred during the first six months of 2010 by the Bella Ruscello property that was acquired in the first quarter of 2010.
As a percentage of revenue, operating expenses remained materially consistent. For the three months ended June 30, 2010 and 2009, rental expenses as a percentage of revenue were 46.8% and 49.5%, respectively, and for the six months ended June 30, 2010 and 2009, rental expenses as a percentage of revenue were 46.2% and 48.0%, respectively.

General and Administrative
For the three months ended June 30, 2010 and 2009, general and administrative was $396,000 and $441,000, respectively. For the six months ended June 30, 2010 and 2009, general and administrative was $756,000 and $978,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Professional and legal fees	$95,000	$73,000	$241,000	$248,000
Postage and delivery	64,000	35,000	72,000	52,000
Directors’ and officers’ insurance premiums	57,000	57,000	115,000	114,000
Bad debt expense	41,000	149,000	97,000	329,000
Directors’ fees	34,000	20,000	56,000	45,000
Investor-related services	30,000	31,000	42,000	43,000
Franchise taxes	25,000	26,000	52,000	54,000
Bank charges	24,000	28,000	45,000	60,000
Stock compensation expense	10,000	11,000	15,000	15,000
Other	16,000	11,000	21,000	18,000

Total general and administrative	$396,000	$441,000	$756,000	$978,000

The decrease in general and administrative of $45,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a $108,000 decrease in bad debt expense, partially offset by a $22,000 increase in professional and legal fees, a $29,000 increase in postage and delivery due to additional stockholder mailings and a $14,000 increase in directors’ fees due to additional meetings. The decrease in general and administrative of $222,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to a $232,000 decrease in bad debt expense, partially offset by an $11,000 increase in directors’ fees.
Acquisition Related Expenses
For the three months ended June 30, 2010 and 2009, we did not incur any acquisition related expenses. For the six months ended June 30, 2010, we incurred acquisition related expenses of $800,000 related to expenses associated with the purchase of the Bella Ruscello property, including an acquisition fee of $522,000 paid to our advisor and its affiliate. For the six months ended June 30, 2009, we incurred acquisition related expenses of $12,000 related to miscellaneous acquisitions of real estate investments.
Depreciation and Amortization
For the three months ended June 30, 2010 and 2009, depreciation and amortization was $3,254,000 and $2,924,000, respectively. For the three months ended June 30, 2010, depreciation and amortization was comprised of depreciation on our properties of $3,144,000 and amortization of identified intangible assets of $110,000. For the three months ended June 30, 2009, depreciation and amortization was comprised of depreciation on our properties of $2,890,000 and amortization of identified intangible assets of $34,000. The increase in depreciation and amortization of $330,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to additional depreciation on capital expenditures as well as an additional $261,000 in depreciation and amortization incurred by the Bella Ruscello property that was acquired during the first quarter of 2010, partially offset by assets becoming fully depreciated or amortized in 2009.
For the six months ended June 30, 2010 and 2009, depreciation and amortization was $6,185,000 and $6,013,000, respectively. For the six months ended June 30, 2010, depreciation and amortization was comprised of depreciation on our properties of $6,075,000 and amortization of identified intangible assets of $110,000. For the six months ended June 30, 2009, depreciation and amortization was comprised of depreciation on our properties of $5,764,000 and amortization of identified intangible assets of $249,000. The increase in depreciation and amortization of $172,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to additional depreciation on capital expenditures as well as an additional $261,000 in depreciation and amortization incurred by the Bella Ruscello property that was acquired during the first quarter of 2010, partially offset by assets becoming fully depreciated or amortized in 2009.

Interest Expense
For the three months ended June 30, 2010 and 2009, interest expense was $2,976,000 and $2,894,000, respectively. For the six months ended June 30, 2010 and 2009, interest expense was $5,745,000 and $5,755,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest expense on mortgage loan payables	$2,785,000	$2,598,000	$5,361,000	$5,179,000
Amortization of deferred financing fees - mortgage loan payables	61,000	58,000	119,000	116,000
Amortization of debt discount	34,000	34,000	68,000	68,000
Interest expense on the Wachovia Loan	—	47,000	—	95,000
Amortization of deferred financing fees - Wachovia Loan	—	25,000	—	50,000
Interest expense on unsecured note payables to affiliate	96,000	132,000	197,000	247,000

Total interest expense	$2,976,000	$2,894,000	$5,745,000	$5,755,000

For the three months ended June 30, 2009, we recorded $47,000 in interest expense and $25,000 in amortization of deferred financing costs on a loan of up to $10,000,000 that we had with Wachovia Bank, National Association, or the Wachovia Loan. For the six months ended June 30, 2009, we recorded $95,000 in interest expense and $50,000 in amortization of deferred financing costs on the Wachovia Loan. In October 2009, we repaid the remaining outstanding principal balance on the Wachovia Loan, which had a maturity date of November 1, 2009. As such, we did not incur such interest expense and amortization of deferred financing costs on the Wachovia Loan for the three and six months ended June 30, 2010.
The increase in interest expense of $82,000 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was due to an additional $190,000 in interest expense and amortization of deferred financing costs incurred on the mortgage loan payable for the Bella Ruscello property, partially offset by the $72,000 decrease in interest expense and amortization of deferred financing costs on the Wachovia Loan to zero in 2010, as noted above, and a $36,000 decrease in interest expense on the unsecured note payables to affiliate resulting from the decrease in the outstanding principal amount as of the periods then ended and the decrease in interest rates on the unsecured notes during the periods then ended. As of June 30, 2010 and 2009, the outstanding principal amount under the unsecured note payables to affiliate was $7,750,000 and $9,100,000, respectively. The interest rate on the unsecured note was 4.50% per annum during the three months ended June 30, 2010, and the interest rates on the unsecured notes ranged from 5.00% to 8.43% per annum during the three months ended June 30, 2009.
In addition to the $145,000 decrease in interest expense and amortization of deferred financing costs on the Wachovia Loan to zero in 2010, as noted above, the decrease in interest expense of $10,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was also due to the $50,000 decrease in interest expense on the unsecured note payables to affiliate resulting from the decrease in the outstanding principal amount as of the periods then ended and the decrease in interest rates on the unsecured note payables during the periods then ended. As of June 30, 2010 and 2009, the outstanding principal amount under the unsecured note payables to affiliate was $7,750,000 and $9,100,000, respectively. The interest rate on the unsecured note was 4.50% per annum during the six months ended June 30, 2010, and the interest rates on the unsecured notes ranged from 4.99% to 8.43% per annum during the six months ended June 30, 2009. The above decreases in interest expense were partially offset by an additional $205,000 in interest expense and amortization of deferred financing costs incurred during the six months ended June 30, 2010 by the Bella Ruscello property that was acquired in the first quarter of 2010.

Interest and Dividend Income
For the three months ended June 30, 2010 and 2009, interest and dividend income was $3,000 and $0, respectively. For the six months ended June 30, 2010 and 2009, interest and dividend income was $6,000 and $1,000, respectively. For such periods, interest and dividend income was primarily related to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates during the first and second quarters of 2010, as compared to the first and second quarters of 2009.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our follow-on offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay our unsecured note payable to affiliate. Our ability to raise funds through our follow-on offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and real estate-related investments is obtained primarily from our follow-on offering and from any indebtedness that we may incur.
We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our real estate and real estate-related investments.
Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $6,154,000 to pay interest on our outstanding indebtedness in the remaining six months of 2010, based on rates in effect as of June 30, 2010. In addition, we estimate that we will require $417,000 to pay principal on our outstanding indebtedness in the remaining six months of 2010. We are required by the terms of certain mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of June 30, 2010, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.
In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which, during our follow-on offering, includes payments for reimbursement of certain organizational and offering expenses and for selling commissions and dealer manager fees.
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
Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds from our follow-on offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our offering in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our follow-on offering and the resulting amount of net proceeds available for investment. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments’ operations.
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our follow-on offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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
As of June 30, 2010, we estimate that our expenditures for capital improvements will require approximately $725,000 for the remaining six months of 2010. As of June 30, 2010, we had $283,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
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
Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 and 2009 were $2,456,000 and $2,042,000, respectively. For the six months ended June 30, 2010, cash flows provided by operating activities primarily related to the operations of our 14 properties, partially offset by the $251,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2009 real estate and business taxes. In addition to the operations of our 14 properties, the increase in cash flows provided by operating activities in 2010, as compared to 2009, was related to the timing of the receipt of receivables and the payment of payables. For the six months ended June 30, 2009, cash flows provided by operating activities primarily related to the operations of our 13 properties, partially offset by the $426,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2008 real estate and business taxes. Cash flows provided by operating activities for the six months ended June 30, 2009 were also offset by the $539,000 decrease in accounts payable due to affiliates primarily due to the $581,000 payment of asset management fees related to the fourth quarter of 2008, as well as no accrual needed for asset management fees for the first and second quarter of 2009. We anticipate cash flows provided by operating activities to increase as we purchase more properties.
Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 were $16,970,000 and $1,104,000, respectively. For the six months ended June 30, 2010, cash flows used in investing activities related primarily to the acquisition of a real estate operating property in the amount of $17,219,000. For the six months ended June 30, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $470,000 and the payment of capital expenditures in the amount of $615,000. We anticipate cash flows used in investing activities to increase as we purchase properties.
Cash flows provided by financing activities for the six months ended June 30, 2010 and 2009 were $19,075,000 and $962,000, respectively. For the six months ended June 30, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $13,300,000 and funds raised from investors in our follow-on offering of $13,129,000, partially offset by payments on our unsecured note payable to affiliate of $1,350,000, share repurchases of $1,269,000, payment of offering costs of $1,420,000 and cash distributions in the amount of $3,062,000. For the six months ended June 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering of $6,831,000, partially offset by share repurchases of $1,578,000, the payment of offering costs of $864,000 and cash distributions in the amount of $2,834,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds in our follow-on offering or subsequent offerings from investors and incur additional debt to purchase properties.

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
On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid monthly to our stockholders beginning with our March 2009 distribution, which was paid in April 2009. The 6.0% per annum distribution assumes a purchase price of $10.00 per share. On March 19, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010. The distributions declared for each record date in the April 2010, May 2010 and June 2010 periods were paid in May 2010, June 2010 and July 2010, respectively. On June 22, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. The distributions declared for each record date in the July 2010, August 2010 and September 2010 periods will be paid in August 2010, September 2010 and October 2010, respectively. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0016438 per day per share of common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or DRIP shares monthly in arrears.
For the six months ended June 30, 2010, we paid distributions of $5,191,000 ($3,062,000 in cash and $2,129,000 in shares of our common stock pursuant to the DRIP), of which $2,456,000, or 47.3%, were paid from cash flows from operations. For the six months ended June 30, 2009, we paid distributions of $5,109,000 ($2,834,000 in cash and $2,275,000 in shares of our common stock pursuant to the DRIP), of which $2,042,000, or 40.0%, were paid from cash flows from operations. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our initial offering and our follow-on offering, or our offerings. Under GAAP, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $2,456,000 adding back acquisition related expenses of $800,000 for the six months ended June 30, 2010 are $3,256,000, or 62.7% of distributions paid.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. We have not established any limit on the amount of offering proceeds that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law. Therefore, all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2010, we had an amount payable of $153,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the six months ended June 30, 2010 and 2009, our FFO was $2,997,000 and $2,949,000, respectively. For the six months ended June 30, 2010, we paid distributions of $2,997,000, or 57.7%, from FFO and $2,194,000, or 42.3%, from proceeds from our follow-on offering. For the six months ended June 30, 2009, we paid distributions of $2,949,000, or 57.7%, from FFO and $2,160,000, or 42.3%, from proceeds from our initial offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our real estate and real estate-related investments’ combined fair market values, as defined, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of June 30, 2010, our aggregate borrowings were 66.7% of our real estate and real estate-related investments’ combined fair market values, as defined, and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.
Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of August 12, 2010 and June 30, 2010, our leverage did not exceed 300.0% of our net assets.
Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate
For a discussion of our mortgage loan payables, net and our unsecured note payable to affiliate, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. We may also pay distributions with cash from capital transactions including, without limitation, the sale of one or more of our properties or from proceeds from our follow-on offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 7, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of June 30, 2010, we had 14 mortgage loan payables outstanding in the aggregate principal amount of $231,114,000 ($230,521,000, net of discount).

As of June 30, 2010, we had $7,750,000 outstanding under a consolidated unsecured promissory note with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, with an interest rate of 4.50% per annum, which was due January 1, 2011. On August 11, 2010, we executed an amended and restated consolidated unsecured promissory note with NNN Realty Advisors in the principal amount of $7,750,000, which has an interest rate of 4.50% per annum and a maturity date of July 17, 2012.
We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of June 30, 2010, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2010, the weighted average effective interest rate on our outstanding debt was 4.76% per annum.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2010. The table does not reflect any available extension options. Of the amounts maturing in 2014, $13,346,000 in mortgage loan payables have a one year extension available.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total

Principal payments — fixed rate debt	$417,000	$9,541,000	$16,271,000	$151,635,000	$177,864,000
Interest payments — fixed rate debt	4,975,000	19,550,000	18,401,000	19,323,000	62,249,000
Principal payments — variable rate debt	—	—	211,000	60,789,000	61,000,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2010)	1,179,000	3,134,000	3,127,000	1,059,000	8,499,000

Total	$6,571,000	$32,225,000	$38,010,000	$232,806,000	$309,612,000

Off-Balance Sheet Arrangements
As of June 30, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as defined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. As such, in addition to FFO, we use modified funds from operations, or MFFO, to further evaluate our operating performance. MFFO excludes from FFO mezzanine interest expense on the unsecured note payable to an affiliate incurred in connection with the acquisition of properties, acquisition related expenses and amortization of debt discount.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO provides a more complete understanding of our performance. In addition, we believe that the use of MFFO is useful for investors as a measure of our operating performance because it excludes non-cash and non-operating items that we consider more reflective of investing and financing activities.
Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance.
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,370,000)	$(1,586,000)	$(3,188,000)	$(3,064,000)
Add:
Net loss attributable to noncontrolling interests	—	—	—	—
Depreciation and amortization — consolidated properties	3,254,000	2,924,000	6,185,000	6,013,000

FFO	$1,884,000	$1,338,000	$2,997,000	$2,949,000

Add:
Mezzanine interest expense	96,000	179,000	197,000	342,000
Acquisition related expenses	—	—	800,000	12,000
Amortization of debt discount	34,000	34,000	68,000	68,000

MFFO	$2,014,000	$1,551,000	$4,062,000	$3,371,000

Weighted average common shares outstanding — basic and diluted	17,984,572	16,042,294	17,636,906	15,866,555

Weighted average common shares

FFO per common share — basic and diluted	$0.10	$0.08	$0.17	$0.19

MFFO per common share — basic and diluted	$0.11	$0.10	$0.23	$0.21

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest and dividend income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(1,370,000)	$(1,586,000)	$(3,188,000)	$(3,064,000)
Add:
General and administrative	396,000	441,000	756,000	978,000
Acquisition related expenses	—	—	800,000	12,000
Depreciation and amortization	3,254,000	2,924,000	6,185,000	6,013,000
Interest expense	2,976,000	2,894,000	5,745,000	5,755,000
Less:
Interest and dividend income	(3,000)	—	(6,000)	(1,000)

Net operating income	$5,253,000	$4,673,000	$10,292,000	$9,693,000

Subsequent Events
For a discussion of subsequent events, see Note 15, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 19, 2010.
The table below presents, as of June 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options. Of the amounts maturing in 2014, $13,346,000 in mortgage loan payables have a one year extension available.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$417,000	$875,000	$8,666,000	$1,311,000	$14,960,000	$151,635,000	$177,864,000	$	*
Weighted average interest rate on maturing debt	5.36%	5.36%	4.59%	5.47%	5.09%	5.63%	5.53%		—
Variable rate debt — principal payments	$—	$—	$—	$30,000	$181,000	$60,789,000	$61,000,000		$56,531,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2010)	—%	—%	—%	2.55%	2.55%	2.53%	2.53%		—

*	The estimated fair value of our fixed rate mortgage loan payables was $181,655,000 as of June 30, 2010. The estimated fair value of the $7,750,000 principal amount outstanding under the unsecured note payable to affiliate as of June 30, 2010 is not determinable due to the related party nature of the note.
Mortgage loan payables were $231,114,000 ($230,521,000, net of discount) as of June 30, 2010. As of June 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 5.94% per annum and a weighted average effective interest rate of 4.77% per annum. As of June 30, 2010, we had $170,114,000 ($169,521,000, net of discount) of fixed rate debt, or 73.6% of mortgage loan payables, at a weighted average interest rate of 5.57% per annum and $61,000,000 of variable rate debt, or 26.4% of mortgage loan payables, at a weighted average effective interest rate of 2.53% per annum.
As of June 30, 2010, we had $7,750,000 outstanding under consolidated unsecured promissory note with NNN Realty Advisors, with a fixed interest rate of 4.50% per annum, which was due on January 1, 2011. On August 11, 2010, we executed an amended and restated consolidated unsecured promissory note with NNN Realty Advisors in the principal amount of $7,750,000, which has an interest rate of 4.50% per annum and a maturity date of July 17, 2012.

Borrowings as of June 30, 2010 bore interest at a weighted average effective interest rate of 4.76% per annum.
An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of June 30, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $305,000, or 2.74%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2010 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We expect to continue to pay distributions to our stockholders. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a real estate investment trust, or REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use proceeds from our follow-on offering or borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Therefore, all or any portion of a distribution to our stockholders may be paid from the net proceeds from our follow-on offering.
For the six months ended June 30, 2010, we paid distributions of $5,191,000 ($3,062,000 in cash and $2,129,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), of which $2,456,000, or 47.3%, were paid from cash flows from operations. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Under accounting principles generally accepted in the United States of America, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $2,456,000 adding back acquisition related expenses of $800,000 for the six months ended June 30, 2010 are $3,256,000, or 62.7% of distributions paid.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. We have not established any limit on the amount of offering proceeds that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law. Therefore, all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions. For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

As of June 30, 2010, we had an amount payable of $153,000 to our advisor or its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the six months ended June 30, 2010, our FFO was $2,997,000. For the six months ended June 30, 2010, we paid distributions of $2,997,000, or 57.7%, from FFO and $2,194,000, or 42.3%, from proceeds from our follow-on offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.
We are externally advised by our advisor pursuant to an advisory agreement between us and our advisor, or the Advisory Agreement, which has a one-year term that expires June 3, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce cash available for distribution to our stockholders.

Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.
If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which would decrease net income and funds from operations, or FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

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
Use of Public Offering Proceeds
Follow-on Offering
Our Registration Statement on Form S-11 (File No. 333-157375), registering a follow-on offering of up to 105,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on July 17, 2009. Grubb & Ellis Securities, Inc., or our dealer manager, is the dealer manager in our follow-on offering. We are offering to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We commenced sales of shares of our common stock to the public pursuant to our follow-on offering on July 20, 2009.
As of June 30, 2010, we had received and accepted subscriptions in our follow-on offering for 1,905,432 shares of our common stock, or $19,032,000, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2010, a total of $3,876,000 in distributions were reinvested and 407,943 shares of our common stock were issued pursuant to the DRIP.
In our follow-on offering, as of June 30, 2010, we had incurred selling commissions of $1,311,000 and dealer manager fees of $571,000. We had also incurred other offering expenses of $191,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our primary offering will not exceed 11.0%. As of June 30, 2010, net offering proceeds were $20,835,000, including proceeds from the DRIP and after deducting offering expenses.
As of June 30, 2010, $53,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs in connection with our follow-on offering.

As of June 30, 2010, we had used $3,919,000 in proceeds from our follow-on offering to purchase Bella Ruscello Luxury Apartment Homes from an unaffiliated party, $526,000 for acquisition related expenses paid to affiliated parties, $274,000 for acquisition related expenses paid to unaffiliated parties, $1,350,000 to repay borrowings from an affiliate incurred in connection with previous property acquisitions and $2,855,000 to repay borrowings from unaffiliated parties incurred in connection with previous property acquisitions.
Unregistered Sales of Equity Securities
On June 22, 2010, we issued an aggregate of 3,000 shares of our restricted common stock to our independent directors pursuant to our 2006 Incentive Award Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant.
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
Our share repurchase plan provides that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares of our common stock only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash and, therefore, no other repurchases requested prior to or during 2009 or during the first and second quarters of 2010 were made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares of our common stock that has not yet been effected, we will consider those requests at the end of the third quarter of 2010, unless the stockholder withdraws the request.

During the three months ended June 30, 2010, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased AsPart of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

April 1, 2010 to April 30, 2010	42,621	$9.98	42,621	(2)
May 1, 2010 to May 31, 2010	—	$—	—	(2)
June 1, 2010 to June 30, 2010	—	$—	—	(2)

Total	42,621		42,621

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors approved an amended share repurchase plan effective August 25, 2008. On September 30, 2009, our board of directors approved an amendment and restatement of our share repurchase plan. As of June 30, 2010, we had repurchased 457,761 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

Grubb & Ellis Apartment REIT, Inc.
(Registrant)

August 12, 2010	By:	/s/ Stanley J. Olander, Jr.
Date		Stanley J. Olander, Jr.
Chief Executive Officer and Chairman of the
Board of Directors (principal executive officer)

August 12, 2010	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3
Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4		Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.5
Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)

3.6		Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.7
First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

4.1		Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009 and incorporated herein by reference)

4.2		Amended and Restated Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)

4.3
Amended and Restated Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)

10.1
Second Amended and Restated Advisory Agreement by and among Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated June 3, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

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