Form 10-Q
period 2010-09-30
Grubb & Ellis Apartment REIT, Inc.
filed 2010-11-12
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2010, there were 19,457,083 shares of common stock of Grubb & Ellis Apartment REIT, Inc. outstanding.

Grubb & Ellis Apartment REIT, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Real estate investments:
Operating properties, net	$353,738,000	$324,938,000
Cash and cash equivalents	7,334,000	6,895,000
Accounts and other receivables	716,000	662,000
Restricted cash	4,827,000	4,007,000
Real estate and escrow deposits	2,370,000	—
Identified intangible assets, net	342,000	—
Other assets, net	2,232,000	1,801,000

Total assets	$371,559,000	$338,303,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$244,251,000	$217,434,000
Unsecured note payable to affiliate	7,750,000	9,100,000
Short term notes	1,570,000	—
Accounts payable and accrued liabilities	7,532,000	5,698,000
Accounts payable due to affiliates	155,000	140,000
Security deposits, prepaid rent and other liabilities	1,350,000	1,162,000

Total liabilities	262,608,000	233,534,000

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest (Note 9)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 19,236,268 and 17,028,454 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	192,000	170,000
Additional paid-in capital	171,181,000	151,542,000
Accumulated deficit	(62,422,000)	(46,943,000)

Total stockholders’ equity	108,951,000	104,769,000
Noncontrolling interest (Note 10)	—	—

Total equity	108,951,000	104,769,000

Total liabilities and equity	$371,559,000	$338,303,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$8,864,000	$8,445,000	$26,130,000	$25,169,000
Other property revenues	1,066,000	960,000	2,940,000	2,873,000

Total revenues	9,930,000	9,405,000	29,070,000	28,042,000
Expenses:
Rental expenses	4,829,000	4,793,000	13,677,000	13,737,000
General and administrative	326,000	333,000	1,082,000	1,311,000
Acquisition related expenses	2,806,000	—	3,606,000	12,000
Depreciation and amortization	3,182,000	2,911,000	9,367,000	8,924,000

Total expenses	11,143,000	8,037,000	27,732,000	23,984,000

(Loss) income from operations	(1,213,000)	1,368,000	1,338,000	4,058,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(89,000)	(154,000)	(286,000)	(401,000)
Interest expense related to mortgage loan payables	(2,906,000)	(2,723,000)	(8,454,000)	(8,086,000)
Interest expense related to line of credit	—	(56,000)	—	(201,000)
Interest and dividend income	6,000	—	12,000	1,000

Net loss	(4,202,000)	(1,565,000)	(7,390,000)	(4,629,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to controlling interest	$(4,202,000)	$(1,565,000)	$(7,390,000)	$(4,629,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.22)	$(0.10)	$(0.41)	$(0.29)

Weighted average number of common shares outstanding — basic and diluted	18,782,212	16,384,198	18,022,870	16,040,551

Distributions declared per common share	$0.15	$0.15	$0.45	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest

BALANCE — December 31, 2009	17,028,454	$170,000	$151,542,000	$—	$(46,943,000)	$—	$104,769,000	$—
Issuance of common stock	2,051,147	21,000	20,467,000	—	—	—	20,488,000	—
Offering costs	—	—	(2,229,000)	—	—	—	(2,229,000)	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Issuance of common stock under the DRIP	342,633	3,000	3,251,000	—	—	—	3,254,000	—
Amortization of nonvested common stock compensation	—	—	14,000	—	—	—	14,000	—
Repurchase of common stock	(188,966)	(2,000)	(1,870,000)	—	—	—	(1,872,000)	—
Distributions declared	—	—	—	—	(8,089,000)	—	(8,089,000)	—
Net loss	—	—	—	—	(7,390,000)	—	(7,390,000)	—

BALANCE — September 30, 2010	19,236,268	$192,000	$171,181,000	$—	$(62,422,000)	$—	$108,951,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest
BALANCE — December 31, 2008	15,488,810	$155,000	$137,775,000	$—	$(31,225,000)	$—	$106,705,000	$—
Issuance of common stock	919,862	9,000	9,187,000	—	—	—	9,196,000	—
Offering costs	—	—	(1,010,000)	—	—	—	(1,010,000)	—
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	—	8,000	—
Issuance of common stock under the DRIP	350,131	4,000	3,323,000	—	—	—	3,327,000	—
Amortization of nonvested common stock compensation	—	—	13,000	—	—	—	13,000	—
Forfeiture of nonvested shares of commom stock	(2,000)	—	(2,000)	—	—	—	(2,000)	—
Repurchase of common stock	(192,676)	(2,000)	(1,858,000)	—	—	—	(1,860,000)	—
Distributions declared	—	—	—	—	(7,481,000)	—	(7,481,000)	—
Net loss	—	—	—	—	(4,629,000)	—	(4,629,000)	—

BALANCE — September 30, 2009	16,568,127	$166,000	$147,436,000	$—	$(43,335,000)	$—	$104,267,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,390,000)	$(4,629,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	9,649,000	9,277,000
Gain on property insurance settlements	—	(101,000)
Stock based compensation, net of forfeitures	20,000	19,000
Bad debt expense	160,000	388,000
Changes in operating assets and liabilities:
Accounts and other receivables	(315,000)	(427,000)
Other assets, net	(270,000)	90,000
Accounts payable and accrued liabilities	1,319,000	939,000
Accounts payable due to affiliates	6,000	(563,000)
Security deposits, prepaid rent and other liabilities	(347,000)	(340,000)

Net cash provided by operating activities	2,832,000	4,653,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(36,713,000)	(469,000)
Capital expenditures	(1,197,000)	(975,000)
Proceeds from property insurance settlements	153,000	194,000
Restricted cash	(820,000)	(924,000)
Real estate and escrow deposits	(800,000)	—

Net cash used in investing activities	(39,377,000)	(2,174,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	27,200,000	—
Payments on mortgage loan payables	(484,000)	(309,000)
Payments on unsecured note payables to affiliate	(1,350,000)	—
Payments on the line of credit	—	(1,800,000)
Deferred financing costs	(293,000)	(4,000)
Security deposits	255,000	296,000
Proceeds from issuance of common stock	20,488,000	9,193,000
Repurchase of common stock	(1,872,000)	(1,860,000)
Payment of offering costs	(2,220,000)	(1,167,000)
Distributions paid	(4,740,000)	(4,226,000)

Net cash provided by financing activities	36,984,000	123,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	439,000	2,602,000
CASH AND CASH EQUIVALENTS — Beginning of period	6,895,000	2,664,000

CASH AND CASH EQUIVALENTS — End of period	$7,334,000	$5,266,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,420,000	$8,373,000
Income taxes	$148,000	$97,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$83,000	$35,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$49,000	$—
Accounts payable and accrued liabilities	$364,000	$—
Security deposits, prepaid rent and other liabilities	$230,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$3,254,000	$3,327,000
Distributions declared but not paid	$942,000	$826,000
Accrued offering costs	$53,000	$30,000
Receivable for issuance of common stock	$—	$87,000
Investing and Financing Activities:
Issuance of short term notes for real estate deposits	$1,570,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, LP, except where the context otherwise requires.
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
On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of September 30, 2010, we had received and accepted subscriptions in our follow-on offering for 2,642,006 shares of our common stock, or $26,390,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, LP, or our operating partnership. We are currently externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended and restated, or the Advisory Agreement, between us and our advisor. The Advisory Agreement expires on December 31, 2010. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., or Residential Management, to provide various services to us, including property management services. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. Effective January 13, 2010, Grubb & Ellis Equity Advisors purchased all of the rights, title and interests in our advisor and Grubb & Ellis Apartment Management, LLC, held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. See Note 15, Subsequent Events — Termination of Advisory Agreement, for a further discussion of the termination of the Advisory Agreement.
As of September 30, 2010, we owned nine properties in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 15 properties consisting of 3,973 apartment units, which had an aggregate purchase price of $377,787,000.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We entered into definitive agreements on August 27, 2010 to acquire nine multifamily apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management. See Note 15, Subsequent Events — Acquisition of Substantially all of the Assets and Certain Liabilities of Mission Residential Management, for a further discussion of the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management.
On September 30, 2010, we acquired the first of the nine multifamily apartment properties, Mission Rock Ridge Apartments located in Arlington, Texas, or the Mission Rock Ridge property. The remaining eight proposed property acquisitions from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee, or the DST properties, are still subject to substantial closing conditions. There is no assurance that any of these conditions will be satisfied and we currently cannot predict if or when any of these additional proposed property acquisitions will close. See Note 3, Real Estate Investments — Acquisitions in Real Estate Investments, for a further discussion.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly owned subsidiaries of our operating partnership own all properties we acquire. We are the sole general partner of our operating partnership, and as of September 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership. As of September 30, 2010 and December 31, 2009, our advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
We had an accumulated deficit of $62,422,000 as of September 30, 2010. As discussed further in Note 6, Mortgage Loan Payables, Net, Unsecured Note Payable to Affiliate and Short Term Notes — Unsecured Note Payable to Affiliate, as of September 30, 2010, we had an outstanding principal amount under an unsecured note payable to affiliate of $7,750,000, which is due on July 17, 2012. We plan to either repay the unsecured note payable to affiliate using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit.
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
Real Estate and Escrow Deposits
Real estate and escrow deposits consists of deposits paid on real estate investments that we anticipate acquiring in future periods. As of September 30, 2010, this includes $800,000 in earnest money deposits paid in relation to the proposed acquisition of substantially all of the assets and certain liabilities of Mission Residential Management and will be applied towards the purchase price and $1,570,000 in short term promissory notes signed as earnest money deposits in connection with the proposed acquisition of the DST properties. See Note 6, Mortgage Loan Payables, Net, Unsecured Note Payable to Affiliate and Short Term Notes — Short Term Notes, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the three and nine months ended September 30, 2010 and 2009.
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
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities previously within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that were excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption was prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.

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
In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules, or ASU 2010-21. ASU 2010-21 updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and noncontrolling entities. The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks. We adopted ASU 2010-21 upon issuance in August 2010. The adoption of ASU 2010-21 did not have a material impact on our consolidated financial statements.
In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs, or ASU 2010-22. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin, or SAB, 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, business combinations prior to an initial public offering, accounting for divestitures, and accounting for oil and gas exchange offers. We adopted ASU 2010-22 upon issuance in August 2010. The adoption of ASU 2010-22 did not have a material impact on our consolidated financial statements.
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land	$45,747,000	$41,926,000
Land improvements	24,266,000	22,066,000
Building and improvements	304,550,000	274,199,000
Furniture, fixtures and equipment	12,239,000	10,799,000

	386,802,000	348,990,000
Less: accumulated depreciation	(33,064,000)	(24,052,000)

	$353,738,000	$324,938,000

Depreciation expense for the three months ended September 30, 2010 and 2009 was $3,072,000 and $2,911,000, respectively, and for the nine months ended September 30, 2010 and 2009 was $9,147,000 and $8,675,000, respectively.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions of Real Estate Investments
Acquisitions during the nine months ended September 30, 2010 are detailed below. We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of September 30, 2010 and December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Acquisitions in 2010
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
Mission Rock Ridge Apartments — Arlington, Texas
On September 30, 2010, we purchased the Mission Rock Ridge property for a purchase price of $19,857,000, plus closing costs, from an unaffiliated party. We financed the purchase price of the Mission Rock Ridge property with a $13,900,000 secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $596,000, or 3.0% of the purchase price, to our advisor and its affiliate.
Proposed Acquisitions
We entered into definitive agreements on August 27, 2010 to acquire nine multifamily apartment properties from affiliates of MR Holdings and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management.
As disclosed above, we acquired the first of the nine multifamily apartment properties, the Mission Rock Ridge property, on September 30, 2010. The proposed acquisition of the remaining eight DST properties from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee for a total consideration valued at approximately $157,000,000, including approximately $32,400,000 of limited partnership interests in our operating partnership, or OP Units, with each OP Unit valued at $9.00 per unit, and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the DST properties, is still subject to substantial closing conditions. There is no assurance that any of these conditions will be satisfied and we currently cannot predict if or when any of these additional proposed acquisitions will close.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net are a result of the purchase of the Bella Ruscello property and the Mission Rock Ridge property and consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

In place leases, net of accumulated amortization of $0 as of September 30, 2010 and December 31, 2009 (with a weighted average remaining life of 5 months and 0 months as of September 30, 2010 and December 31, 2009, respectively)	$211,000	$—
Tenant relationships, net of accumulated amortization of $25,000 and $0 as of September 30, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 15 months and 0 months as of September 30, 2010 and December 31, 2009, respectively)	131,000	—

	$342,000	$—

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2010 and 2009 was $110,000 and $0, respectively, and for the nine months ended September 30, 2010 and 2009 was $220,000 and $249,000, respectively.
Estimated amortization expense on the identified intangible assets as of September 30, 2010, for the three months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$153,000
2011	$179,000
2012	$10,000
2013	$—
2014	$—
Thereafter	$—
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $621,000 and $440,000 as of September 30, 2010 and December 31, 2009, respectively	$1,547,000	$1,435,000
Prepaid expenses and deposits	685,000	366,000

	$2,232,000	$1,801,000

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2010 and 2009 was $62,000 and $85,000, respectively, and for the nine months ended September 30, 2010 and 2009 was $181,000 and $251,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.
6. Mortgage Loan Payables, Net, Unsecured Note Payable to Affiliate and Short Term Notes
Mortgage Loan Payables, Net
Mortgage loan payables were $244,811,000 ($244,251,000, net of discount) and $218,095,000 ($217,434,000, net of discount) as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.51% to 5.94% per annum and a weighted average effective interest rate of 4.74% per annum. As of September 30, 2010, we had $183,811,000 ($183,251,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.54% per annum. As of December 31, 2009, we had 10 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.42% to

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2009, we had $157,095,000 ($156,434,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum.
We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2010 and December 31, 2009, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. Eleven of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello property currently require monthly principal and interest payments.
Mortgage loan payables, net consisted of the following as of September 30, 2010 and December 31, 2009:

Property	Interest Rate	Maturity Date	September 30, 2010	December 31, 2009

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,231,000	9,355,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,588,000	14,789,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,559,000	17,651,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,233,000	—
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900,000	—

			183,811,000	157,095,000

Variable Rate Debt:
Creekside Crossing	2.51%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.53%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.56%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			244,811,000	218,095,000
Less: discount			(560,000)	(661,000)

Mortgage loan payables, net			$244,251,000	$217,434,000

*	Represents the per annum interest rate in effect as of September 30, 2010. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.5% to 6.75% per annum.
The principal payments due on our mortgage loan payables as of September 30, 2010, for the three months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$213,000
2011	$875,000
2012	$953,000
2013	$1,571,000
2014	$15,380,000
Thereafter	$225,819,000

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The table above does not reflect any available extension options. Of the amounts maturing in 2014, $13,346,000 in mortgage loan payables have a one year extension available.
Unsecured Note Payable to Affiliate
The unsecured note payable to NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly owned subsidiary of our sponsor, is evidenced by an unsecured promissory note, which required monthly interest-only payments for the term of the note, had a fixed interest rate of 4.50% per annum that was subject to a one-time adjustment, had a default interest rate of 2.00% per annum in excess of the interest rate then in effect and had a maturity date of January 1, 2011. On August 11, 2010, we executed an amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note. The material terms of the Amended Consolidated Promissory Note amended the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012 and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. As of September 30, 2010 and December 31, 2009, the outstanding principal amount under the unsecured note payable to affiliate was $7,750,000 and $9,100,000, respectively.
Because this loan is a related party loan, the terms of the loan and the unsecured promissory note were approved by our board of directors, including a majority of our independent directors, and were deemed fair, competitive and commercially reasonable by our board of directors.
Short Term Notes
In connection with the proposed acquisition of the eight DST properties, we issued promissory notes as earnest money deposits in the aggregate amount of $1,570,000, or the DST promissory notes, to MR Holdings which equates to 1.0% of the purchase price of each property. The DST promissory notes do not bear interest. The DST promissory notes shall be returned to us in the event the acquisitions fail to close by MR Holdings’ default of the purchase agreement or upon the close of each acquisition pursuant to the terms and conditions of each respective purchase agreement and will not be credited toward the purchase price of each respective acquisition. However, if we default under the terms of a purchase agreement, the respective DST promissory note shall be due and payable to MR Holdings as liquidated damages and its sole remedy.
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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering are paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of the gross proceeds of our follow-on offering, respectively) to be paid by us in connection with our follow-on offering. These other organizational and offering expenses will only become our

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. As of September 30, 2010 and December 31, 2009, our advisor or its affiliates had incurred cumulative expenses on our behalf of $2,339,000 and $1,551,000, respectively, in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2010 and December 31, 2009. To the extent we raise additional funds from our follow-on offering, these amounts may become our liability.
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
8. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor or our sponsor. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2010 and 2009, we incurred $2,883,000 and $1,675,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $7,618,000 and $5,171,000, respectively, in compensation and expense reimbursements to our advisor or its affiliates as detailed below. Each of these agreements will terminate on December 31, 2010.
Offering Stage
Selling Commissions
Initial Offering
Pursuant to our initial offering, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2009, we incurred $30,000 and $510,000, respectively, in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Until December 31, 2010, pursuant to our follow-on offering, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2010, we incurred $506,000 and $1,410,000, respectively, in selling commissions to our dealer manager. For the three and nine months ended September 30, 2009, we incurred $131,000 in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees
Initial Offering
Pursuant to our initial offering, our dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager re-allowed a portion up to 1.5% of the gross offering proceeds for non-accountable marketing support fees to participating broker-dealers. In addition, we reimbursed our dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering to participating broker-dealers for accountable bona fide due diligence expenses. For the three and nine months ended September 30, 2009, we incurred $11,000 and $183,000, respectively, in marketing support fees and due diligence expense reimbursements to our dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
Until December 31, 2010, pursuant to our follow-on offering, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of our common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three and nine months ended September 30, 2010, we incurred $221,000 and $615,000, respectively, in dealer manager fees to our dealer manager or its affiliates. For the three and nine months ended September 30, 2009, we incurred $56,000 in dealer manager fees to our dealer manager or its affiliates. Such dealer manager fees are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our follow-on offering.
Other Organizational and Offering Expenses
Initial Offering
Our other organizational and offering expenses for our initial offering were paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2009, we incurred $7,000 and $110,000, respectively, in offering expenses to our advisor or its affiliates. Offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our advisor or its affiliates from the gross proceeds of our initial offering.
Follow-On Offering
Until December 31, 2010, our other organizational and offering expenses for our follow-on offering are paid by our advisor or its affiliates on our behalf. Our advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2010, we incurred $74,000 and $205,000, respectively, in offering expenses to our advisor or its affiliates. For the three and nine months ended September 30, 2009, we incurred $19,000 in offering expenses to our advisor or its affiliates. Other organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our follow-on offering.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisition and Development Stage
Acquisition Fee
Until December 31, 2010, our advisor or its affiliates receive, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our advisor or its affiliates receive a 2.0% origination fee as compensation for any real estate-related investment acquired. For the three months ended September 30, 2010 and 2009, we incurred $596,000 and $0, respectively, in acquisition fees to our advisor and its affiliate. For the nine months ended September 30, 2010 and 2009, we incurred $1,118,000 and $0, respectively, in acquisition fees to our advisor and its affiliate. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Reimbursement of Acquisition Expenses
Until December 31, 2010, our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, were not to exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. Effective July 17, 2009, our advisor or its affiliates are reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which will be paid regardless of whether an asset is acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties. As of September 30, 2010 and 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
For the three and nine months ended September 30, 2010, we incurred $4,000 and $8,000, respectively, for such acquisition expenses to our advisor or its affiliates, including amounts our advisor or its affiliates paid directly to third parties. For the three and nine months ended September 30, 2009, we did not incur any such acquisition expenses to our advisor or its affiliates, excluding amounts paid to third parties. Acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Operational Stage
Asset Management Fee
Until December 31, 2010, our advisor or its affiliates receive a monthly fee for services rendered in connection with the management of our assets in an amount that equals one-twelfth of 0.5% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. The asset management fee is calculated and payable monthly in cash or shares of our common stock, at the option of our advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter. Effective January 1, 2009, no asset management fee is due or payable to our advisor or its affiliates until the quarter following the quarter in which we generate funds from operations, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.
For the three and nine months ended September 30, 2010 and 2009, we did not incur any asset management fees to our advisor and its affiliates. When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended September 30, 2010 and 2009, we incurred property management fees of $291,000 and $277,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $852,000 and $813,000, respectively, to Residential Management, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On-site Personnel Payroll
For the three months ended September 30, 2010 and 2009, Residential Management incurred payroll for on-site personnel on our behalf of $1,050,000 and $970,000, respectively, and for the nine months ended September 30, 2010 and 2009, Residential Management incurred payroll for on-site personnel on our behalf of $2,993,000 and $2,869,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
Until December 31, 2010, we reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates for operating expenses that exceed the greater of: (1) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (2) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2010, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.3% and 23.2%, respectively, for the 12 months ended September 30, 2010.
For the three months ended September 30, 2010 and 2009, Grubb & Ellis Equity Advisors or Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $9,000 and $8,000, respectively, and for the nine months ended September 30, 2010 and 2009, Grubb & Ellis Equity Advisors or Grubb & Ellis Realty Investors incurred operating expenses on our behalf of $26,000 and $17,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The Services Agreement had an initial one-year term and was automatically renewed for successive one-year terms. On January 31, 2010, we terminated the Services Agreement with Grubb & Ellis Realty Investors. On February 1, 2010, we entered into an agreement, or the Transfer Agent Services Agreement, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Equity Advisors, Transfer Agent, a wholly owned subsidiary of Grubb & Ellis Equity Advisors, for transfer agent and investor services. The Transfer Agent Services Agreement has an initial one year term and is automatically renewed for successive one year terms. Since Grubb & Ellis Equity Advisors is the managing member of our advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated party for similar services. The Transfer Agent Services Agreement requires Grubb & Ellis Equity Advisors, Transfer Agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice. On November 3, 2010, we received notification of termination of the Transfer Agent Services Agreement from Grubb & Ellis Equity Advisors, Transfer Agent. The Transfer Agent Services Agreement will expire on May 2, 2011. See Note 15, Subsequent Events — Termination of Transfer Agent Services Agreement, for a further discussion.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended September 30, 2010 and 2009, we incurred expenses of $15,000 and $12,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $57,000 and $55,000, respectively, for investor services that Grubb & Ellis Equity Advisors, Transfer Agent or Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended September 30, 2010 and 2009, our advisor or its affiliates incurred expenses of $3,000 and $3,000, respectively, and for the nine months ended September 30, 2010 and 2009, our advisor or its affiliates incurred expenses of $8,000 and $16,000, respectively, in subscription agreement processing services that Grubb & Ellis Equity Advisors, Transfer Agent or Grubb & Ellis Realty Investors provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering and our follow-on offering, respectively, other than shares of our commons stock sold pursuant to the DRIP.
For the three months ended September 30, 2010 and 2009, we incurred $28,000 and $0, respectively, for tax and internal controls compliance services that affiliates provided to us. For the nine months ended September 30, 2010 and 2009, we incurred $48,000 and $7,000, respectively, for tax and internal controls compliance services that affiliates provided to us. Such amounts incurred are included in general and administrative in our accompanying condensed consolidated statements of operations.
Liquidity Stage
Disposition Fees
Until December 31, 2010, for services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee equal to the lesser of 1.75% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, as determined by our board of directors, which will not exceed normal market rates. Until July 17, 2009, such fee was not to exceed an amount equal to 3.0% of the contract sales price. Effective July 17, 2009, the amount of disposition fees paid, plus any real estate commissions paid to unaffiliated parties, will not exceed the lesser of a customary competitive real estate disposition fee given the circumstances surrounding the sale or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2010 and 2009, we did not incur any such disposition fees.
Incentive Distribution upon Sales
Until December 31, 2010, in the event of liquidation, our advisor will be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership and (2) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2010 and 2009, we did not incur any such incentive distributions.
Incentive Distribution upon Listing
Until December 31, 2010, in the event of a termination of the Advisory Agreement upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our advisor’s receipt of such incentive distribution, our advisor’s special limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sale of our properties. For the three and nine months ended September 30, 2010 and 2009, we did not incur any such incentive distributions.

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
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of September 30, 2010 and December 31, 2009:

Entity	Fee	September 30, 2010	December 31, 2009

Grubb & Ellis Equity Advisors/ Grubb & Ellis Realty Investors	Operating Expenses	$6,000	$6,000
Grubb & Ellis Equity Advisors/ Grubb & Ellis Realty Investors	Offering Costs	12,000	14,000
Grubb & Ellis Securities	Selling Commissions and Dealer Manager Fees	41,000	30,000
Residential Management	Property Management Fees	96,000	90,000

		$155,000	$140,000

Unsecured Note Payable to Affiliate
For the three months ended September 30, 2010 and 2009, we incurred $89,000 and $154,000, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred $286,000 and $401,000, respectively, in interest expense to NNN Realty Advisors. See Note 6, Mortgage Loan Payables, Net, Unsecured Note Payable to Affiliate and Short Term Notes — Unsecured Note Payable to Affiliate, for a further discussion.
9. Redeemable Noncontrolling Interest
Upon a termination of the Advisory Agreement, in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system, our advisor’s special limited partnership interest will be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our advisor would have received upon property sales as discussed in further detail in Note 8, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties at fair market value. Such incentive distribution is payable in cash, units of limited partnership interest in our operating partnership or shares of our common stock, if agreed to by us and our advisor, except that our advisor is not permitted to elect to receive shares of our common stock to the extent that doing so would cause us to fail to qualify as a REIT. In addition, effective June 3, 2010, pursuant to the First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, LP with our advisor, our advisor may elect to defer its right to a redemption of its special limited partnership units in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger that results in a change of control of our company. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of September 30, 2010 and December 31, 2009, we have not recorded any redemption amounts as the redemption value of the special limited partnership interest was $0.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
10. Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2010 and December 31, 2009, no shares of our preferred stock were issued and outstanding.
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
On January 10, 2006, our advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. Through September 30, 2010, we had granted an aggregate of 17,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through September 30, 2010. Through September 30, 2010, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,642,006 shares of our common stock in connection with our follow-on offering and 1,337,610 shares of our common stock pursuant to the DRIP, and we had also repurchased 518,228 shares of our common stock under our share repurchase plan. As of September 30, 2010 and December 31, 2009, we had 19,236,268 and 17,028,454 shares, respectively, of our common stock issued and outstanding.
Noncontrolling Interest
As of September 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest, subject to certain limitations.
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering. For the three months ended September 30, 2010 and 2009, $1,125,000 and $1,052,000, respectively, in distributions were reinvested and 118,509 and 110,696 shares of our common stock, respectively, were issued pursuant to the DRIP. For the nine months ended September 30, 2010 and 2009, $3,254,000 and $3,327,000, respectively, in distributions were reinvested and 342,633 and 350,131 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2010 and December 31, 2009, a total of $12,707,000 and $9,453,000, respectively, in distributions were reinvested and 1,337,610 and 994,976 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
Our share repurchase plan provides that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under our share repurchase plan, our board of directors determined to repurchase shares of our common stock only with respect to requests made in connection with a stockholder’s death or qualifying disability and in accordance with the terms and conditions set forth in our share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash and, therefore, no other repurchases requested prior to or during 2009 or during the first, second and third quarters of 2010 were made. Our board of directors considers requests for repurchase quarterly. If a stockholder previously submitted a request for repurchase of his or her shares of our common stock that has not yet been effected, we will consider those requests at the end of the fourth quarter of 2010, unless the stockholder withdraws the request.
For the three months ended September 30, 2010 and 2009, we repurchased 60,467 shares of our common stock for an aggregate of $603,000 and 28,173 shares of our common stock for an aggregate of $282,000, respectively. For the nine months ended September 30, 2010 and 2009, we repurchased 188,966 shares of our common stock for an aggregate of $1,872,000 and 192,676 shares of our common stock for an aggregate of $1,860,000, respectively. As of September 30, 2010 and December 31, 2009, we had repurchased 518,228 shares of our common stock for an aggregate amount of $5,052,000 and 329,262 shares of our common stock for an aggregate amount of $3,180,000, respectively.
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
On June 22, 2010, in connection with their re-election, we granted an aggregate of 3,000 shares of our restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the date of grant and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering and our follow-on offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2010 and 2009, we recognized compensation expense of $5,000 and $4,000, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized compensation expense of $20,000 and $19,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718, Compensation – Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2010 and December 31, 2009, there was $49,000 and $39,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of September 30, 2010, this expense is expected to be recognized over a remaining weighted average period of 3.03 years.
As of September 30, 2010 and December 31, 2009, the fair value of the nonvested shares of our restricted common stock was $54,000 and $48,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2010 and December 31, 2009, and the changes for the nine months ended September 30, 2010, is presented below:

	Number of Nonvested
	Shares of Our	Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — December 31, 2009	4,800	$10.00
Granted	3,000	10.00
Vested	(2,400)	10.00
Forfeited	—	—

Balance — September 30, 2010	5,400	$10.00

Expected to vest — September 30, 2010	5,400	$10.00

11. Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payables, net, unsecured note payable to affiliate and short term notes.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, real estate and escrow deposits, accounts payable and accrued liabilities and short term notes to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates and unsecured note payable to affiliate is not determinable due to the related party nature of the accounts payable and the unsecured note payable.
The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2010 and December 31, 2009, the fair value of the mortgage loan payables was $257,659,000 and $218,400,000, respectively, compared to the carrying value of $244,251,000 and $217,434,000, respectively.
12. Business Combinations
For the nine months ended September 30, 2010, we completed the acquisition of two consolidated properties, adding a total of 442 apartment units to our property portfolio. The aggregate purchase price was $37,257,000, plus closing costs and acquisition fees of $1,118,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments – Acquisitions of Real Estate Investments, for a listing of the properties acquired, the dates of acquisition and the amount of mortgage debt initially incurred or assumed in connection with such acquisition.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2010, we recognized $1,255,000 in revenues and $267,000 in net loss for the Bella Ruscello property and $7,000 in revenues and $4,000 in net income for the Mission Rock Ridge property.
The fair value of the two properties at the time of acquisition is shown below:

	Bella Ruscello Property	Mission Rock Ridge Property

Land	$1,619,000	$2,201,000
Land improvements	1,226,000	974,000
Building and improvements	13,599,000	15,669,000
Furniture, fixtures and equipment	686,000	721,000
In place leases	194,000	211,000
Tenant relationships	76,000	81,000

Total assets acquired	$17,400,000	$19,857,000

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three and nine months ended September 30, 2010, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenues	$10,572,000	$31,528,000
Net loss	$(2,620,000)	$(7,738,000)
Net loss attributable to controlling interest	$(2,620,000)	$(7,738,000)
Net loss per common share
attributable to controlling interest — basic and diluted	$(0.14)	$(0.43)
Assuming the property acquisitions discussed above had occurred on January 1, 2009, for the three and nine months ended September 30, 2009, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Revenues	$10,510,000	$31,743,000
Net loss	$(1,664,000)	$(7,570,000)
Net loss attributable to controlling interest	$(1,664,000)	$(7,569,000)
Net loss per common share
attributable to controlling interest — basic and diluted	$(0.10)	$(0.46)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
As of September 30, 2010, we owned 13 properties in states for which each state accounted for 10.0% or more of our total revenues for the nine months ended September 30, 2010. Nine of these properties are located in Texas, two properties are in Georgia and two properties are in Virginia. The properties in these states accounted for 59.3%, 14.5% and 13.4%, respectively, of our total revenues for the nine months ended September 30, 2010. As of September 30, 2009, we owned nine properties in states for which each state accounted for 10.0% or more of our total revenue for the nine months ended September 30, 2009. Seven of these properties are located in Texas and two properties are located in Georgia. The properties in these states accounted for 56.3% and 15.0%, respectively, of our total revenues for the nine months ended September 30, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
14. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2010 and 2009, there were 5,400 shares and 4,800 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
15. Subsequent Events
Share Repurchases
In October 2010, we repurchased 74,464 shares of our common stock for an aggregate amount of $741,000 under our share repurchase plan.
Status of our Follow-On Offering
As of October 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,898,070 shares of our common stock, or $28,938,000, excluding shares of our common stock issued pursuant to the DRIP.
New Chief Financial Officer
Effective November 1, 2010, Shannon K S Johnson resigned from her position as our chief financial officer. Effective November 3, 2010, our board of directors elected Stanley J. Olander, Jr. to serve as our chief financial officer, filling the vacancy that was created by Ms. Johnson’s resignation. Mr. Olander also serves as our chief executive officer and chairman of our board of directors.
Termination of Advisory Agreement
On November 1, 2010, we received written notice from our advisor that our advisor has elected to terminate the Advisory Agreement. Pursuant to the Advisory Agreement, either party may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. Therefore, we expect that the Advisory Agreement will terminate on December 31, 2010. Accordingly, we intend to enter into a new advisory agreement with a new advisor entity owned by American Realty Capital, LLC, an unaffiliated entity, and ROC REIT Advisors, LLC, which owns a 25.0% non-managing interest in our advisor and whose members are our chief executive officer, chief financial officer and chairman of our board of directors, our president and secretary and our executive vice president and chief operating officer. We intend for the new advisory agreement to be effective upon the termination of the Advisory Agreement. This new advisory agreement is currently being negotiated and is subject to approval by our board of directors, and thus, we cannot make any assurances that we will enter into such an agreement.

Grubb & Ellis Apartment REIT, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Termination of Dealer Manager Agreement
On November 1, 2010, we received written notice from Grubb & Ellis Securities that Grubb & Ellis Securities has elected to terminate the dealer manager agreement between us and Grubb & Ellis Securities. Pursuant to the dealer manager agreement, either party may terminate the dealer manager agreement upon 60 days’ written notice. Therefore, we expect that the dealer manager agreement will terminate on December 31, 2010. Accordingly, on November 5, 2010, we entered into an agreement with Realty Capital Securities, LLC, or RCS, whereby RCS will agree to assume the role of dealer manager after the termination of our dealer manager agreement with Grubb & Ellis Securities for the remainder of our follow-on offering, subject to, among other conditions, the receipt of required regulatory approvals.
Termination of Transfer Agent Services Agreement
On November 3, 2010, we received written notice from Grubb & Ellis Equity Advisors, Transfer Agent that Grubb & Ellis Equity Advisors, Transfer Agent has elected to terminate the Transfer Agent Services Agreement. Pursuant to the Transfer Agent Services Agreement, Grubb & Ellis Equity Advisors, Transfer Agent may terminate the Transfer Agent Services Agreement upon 180 days’ written notice. Therefore, we expect that the Transfer Agent Services Agreement will terminate on May 2, 2011. Accordingly, we intend to enter into a new transfer agent services agreement with a third party prior to May 2, 2011.
Acquisition of Substantially all of the Assets and Certain Liabilities of Mission Residential Management
On November 5, 2010, we, through MR Property Management LLC, a taxable REIT subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce of approximately 300 employees. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multifamily apartment properties containing approximately 12,000 units, including the Mission Rock Ridge property that we acquired on September 30, 2010 and the eight additional DST properties our operating partnership has contracted to acquire from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee. We paid total consideration of $5,500,000 of cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to certain post-closing pro rations and adjustments. In connection with the acquisition, we paid an acquisition fee of 2.0% of the purchase price to our advisor and its affiliate. At the closing of the transaction, we entered into various ancillary agreements, including:
•	an asset management agreement pursuant to which we assumed the asset management and investor relations responsibilities for all of the aforementioned properties; and
•	a termination fee agreement pursuant to which the lessees of the managed properties under the master lease structures and certain other affiliates of Mission Residential Management agreed to pay us termination fees if any of the property management agreements we assumed or sub-management agreements we entered into is terminated by the lessee of the property under its master lease structure other than for cause, is not extended by the lessee or is terminated by the manager without good reason. The termination fee provisions will survive for five years after the closing. The termination fee will not be payable if a property management agreement is terminated as a result of our acquisition of the managed property. The obligations of the lessees of the properties to pay these termination fees are guaranteed by MR Holdings and by Mission Residential Holdings, LLC.
Legal Proceedings
On November 9, 2010, seven of the 277 investors who hold interests in the eight Delaware statutory trusts that hold the remaining eight DST properties that we have contracted to acquire from such trusts filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)) against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the remaining eight DST properties that we have contracted to acquire. The complaint alleges, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleges that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortiously interfered with the contractual relations between the trusts and the trust beneficiaries. We believe the allegations contained in the complaint are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. If the plaintiffs are able to obtain the injunctive relief they seek, we may be prevented from closing the acquisitions of the remaining eight DST properties that we have contracted to acquire. A hearing regarding the request for injunctive relief is expected to occur within the next 90 days. In a Consent Order dated November 10, 2010, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Apartment REIT, Inc. and its subsidiaries, including Grubb & Ellis Apartment REIT Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2010 and December 31, 2009, together with our results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.
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

On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we are offering to the public up to 105,000,000 shares of our common stock. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP. As of September 30, 2010, we had received and accepted subscriptions in our follow-on offering for 2,642,006 shares of our common stock, or $26,390,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Apartment REIT Holdings, LP, or our operating partnership. We are currently externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement expires on December 31, 2010. Our advisor supervises and manages our day-to-day operations and selects the real estate and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is affiliated with us in that we and our advisor have common officers, some of whom also own an indirect equity interest in our advisor. Our advisor engages affiliated entities, including Grubb & Ellis Residential Management, Inc., to provide various services to us, including property management services. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis, our sponsor. Effective January 13, 2010, Grubb & Ellis Equity Advisors purchased all of the rights, title and interests in our advisor and Grubb & Ellis Apartment Management, LLC held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, which previously served as the managing member of our advisor. See Note 15, Subsequent Events — Termination of Advisory Agreement, to our accompanying condensed consolidated financial statements for a discussion of the termination of the Advisory Agreement.
As of September 30, 2010, we owned nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 15 properties consisting of 3,973 apartment units, which had an aggregate purchase price of $377,787,000.
We entered into definitive agreements on August 27, 2010 to acquire nine multifamily apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management.
On September 30, 2010, we acquired the first of the nine multifamily apartment properties, Mission Rock Ridge Apartments located in Arlington, Texas, or the Mission Rock Ridge property. The remaining eight proposed property acquisitions from MR Holdings, or the DST properties, are still subject to substantial closing conditions. There is no assurance that any of these conditions will be satisfied and we currently cannot predict if or when any of these additional proposed property acquisitions will close. See Note 3, Real Estate Investments — Acquisitions in Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion.
On November 5, 2010, we, through MR Property Management LLC, a taxable REIT subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce of approximately 300 employees. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multifamily apartment properties containing approximately 12,000 units, including the Mission Rock Ridge property that we acquired on September 30, 2010 and the eight additional DST properties our operating partnership has contracted to acquire from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee. We paid total consideration of $5,500,000 of cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to certain post-closing pro rations and adjustments. In connection with the acquisition, we paid an acquisition fee of 2.0% of the purchase price to our advisor and its affiliate. At the closing of the transaction, we entered into various ancillary agreements, including:
•	an asset management agreement pursuant to which we assumed the asset management and investor relations responsibilities for all of the aforementioned properties; and
•	a termination fee agreement pursuant to which the lessees of the managed properties under the master lease structures and certain other affiliates of Mission Residential Management agreed to pay us termination fees if any of the property management agreements we assumed or sub-management agreements we entered into is terminated by the lessee of the property under its master lease structure other than for cause, is not extended by the lessee or is terminated by the manager without good reason. The termination fee provisions will survive for five years after the closing. The termination fee will not be payable if a property management agreement is terminated as a result of our acquisition of the managed property. The obligations of the lessees of the properties to pay these termination fees are guaranteed by MR Holdings and by Mission Residential Holdings, LLC.

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
Acquisitions in 2010
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
Strategic Plan
Our long-term strategic plan is to work towards becoming a fully self-managed entity. As the first step in this transition, we intend to internalize our property management function. We believe that this will reduce the costs of managing our properties when compared to the fees currently being paid to third party vendors; however, we cannot make any assurances that such costs will be reduced. In addition, our officers and directors may face increasing demands related to their time and resources as a result of our strategic plan to transition to becoming a fully self-managed entity. If our officers and directors are unable to devote their full time and resources to our business, this could adversely affect our results of operations. Furthermore, we cannot make any assurances that we will be able to successfully become a fully self-managed entity. We could have difficulty integrating the functions currently performed by third party vendors and we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a self-managed entity. An inability to manage this transition effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our properties.
In addition, on November 1, 2010, we received written notice from our advisor that our advisor has elected to terminate the Advisory Agreement. We expect that the Advisory Agreement will terminate on December 31, 2010. Furthermore, on November 3, 2010, we received written notice from Grubb & Ellis Equity Advisors, Transfer Agent that Grubb & Ellis Equity Advisors, Transfer Agent has elected to terminate its transfer agent services agreement with us. We expect this transfer agent services agreement to terminate on May 2, 2011. We intend to enter into a new advisory agreement with a new advisor entity and a new transfer agent services agreement with a third party prior to the expiration of the current agreements. However, our management may have to devote considerable time and resources toward reaching an agreement with a new advisor entity and/or a new transfer agent and transitioning advisory and/or transfer agent functions to such entities. The use of such time and resources by our management may adversely affect our results of operations. Furthermore, we cannot make any assurances that we will enter into any such agreements. If we are not able to enter into such agreements on economically favorable terms, or at all, this could adversely affect our results of operations.
Results of Operations
Our operating results are primarily comprised of income derived from our portfolio of apartment communities.
Revenues
For the three months ended September 30, 2010 and 2009, revenues were $9,930,000 and $9,405,000, respectively. For the three months ended September 30, 2010, revenues were comprised of rental income of $8,864,000 and other property revenues of $1,066,000. For the three months ended September 30, 2009, revenues were comprised of rental income of $8,445,000 and other property revenues of $960,000.
For the nine months ended September 30, 2010 and 2009, revenues were $29,070,000 and $28,042,000, respectively. For the nine months ended September 30, 2010, revenues were comprised of rental income of $26,130,000 and other property revenues of $2,940,000. For the nine months ended September 30, 2009, revenues were comprised of rental income of $25,169,000 and other property revenues of $2,873,000.

Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues for the three and nine months ended September 30, 2010 of $525,000 and $1,028,000, respectively, as compared to the three and nine months ended September 30, 2009, was primarily due to higher occupancy rates and additional revenue during the three and nine months ended September 30, 2010 of $602,000 and $1,255,000, respectively, earned by Bella Ruscello Luxury Apartment Homes, or the Bella Ruscello property, that was acquired in the first quarter of 2010. The additional revenue was partially offset by lower lease rental rates as a result of the downturn in the current economic environment.
The aggregate occupancy for our properties was 95.2% as of September 30, 2010, as compared to 94.0% as of September 30, 2009.
Rental Expenses
For the three months ended September 30, 2010 and 2009, rental expenses were $4,829,000 and $4,793,000, respectively. For the nine months ended September 30, 2010 and 2009, rental expenses were $13,677,000 and $13,737,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Administration	$1,599,000	$1,454,000	$4,599,000	$4,363,000
Real estate taxes	1,301,000	1,554,000	3,851,000	4,423,000
Utilities	800,000	778,000	2,089,000	2,078,000
Repairs and maintenance	682,000	581,000	1,840,000	1,630,000
Property management fees	291,000	277,000	852,000	813,000
Insurance	156,000	149,000	446,000	430,000

Total rental expenses	$4,829,000	$4,793,000	$13,677,000	$13,737,000

The increase in rental expenses of $36,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to an additional $304,000 in rental expenses incurred during the third quarter of 2010 by the Bella Ruscello property that was acquired in the first quarter of 2010. This increase in rental expenses noted above for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was partially offset by a $349,000 decrease in real estate taxes mainly as a result of successful property tax appeals and a $34,000 decrease in utilities on the first 13 properties in our portfolio.
The decrease in rental expenses of $60,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to a $764,000 decrease in real estate taxes on the first 13 properties in our portfolio mainly as a result of successful property tax appeals, partially offset by an additional $593,000 in rental expenses incurred during the first nine months of 2010 by the Bella Ruscello property that was acquired in the first quarter of 2010.
As a percentage of revenue, rental expenses remained materially consistent. For the three months ended September 30, 2010 and 2009, rental expenses as a percentage of revenue were 48.6% and 51.0%, respectively, and for the nine months ended September 30, 2010 and 2009, rental expenses as a percentage of revenue were 47.0% and 49.0%, respectively.
General and Administrative
For the three months ended September 30, 2010 and 2009, general and administrative was $326,000 and $333,000, respectively. For the nine months ended September 30, 2010 and 2009, general and administrative was $1,082,000 and $1,311,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Professional and legal fees	$104,000	$90,000	$345,000	$338,000
Postage and delivery	8,000	16,000	80,000	67,000
Directors’ and officers’ insurance premiums	55,000	58,000	170,000	173,000
Bad debt expense	63,000	59,000	160,000	388,000
Directors’ fees	24,000	35,000	81,000	80,000
Investor-related services	15,000	12,000	57,000	55,000
Franchise taxes	19,000	24,000	72,000	78,000
Bank charges	27,000	28,000	72,000	87,000
Stock compensation expense	5,000	4,000	20,000	19,000
Other	6,000	7,000	25,000	26,000

Total general and administrative	$326,000	$333,000	$1,082,000	$1,311,000

The decrease in general and administrative of $7,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to a $11,000 decrease in directors’ fees due to a decrease in the number of meetings. The decrease in general and administrative of $229,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to a $228,000 decrease in bad debt expense.
Acquisition Related Expenses
For the three months ended September 30, 2010 and 2009, we incurred acquisition related expenses of $2,806,000 and $0, respectively. For the three months ended September 30, 2010, acquisition related expenses related to the purchase of the Mission Rock Ridge property and the proposed acquisition of substantially all of the assets and certain liabilities of Mission Residential Management and the eight proposed property acquisitions from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee, including acquisition fees of $596,000 paid to our advisor and its affiliate. For the nine months ended September 30, 2010 and 2009, we incurred acquisition related expenses of $3,606,000 and $12,000, respectively. For the nine months ended September 30, 2010, acquisition related expenses related to expenses associated with the purchase of the Bella Ruscello property, the Mission Rock Ridge property and the proposed acquisition of substantially all of the assets and certain liabilities of Mission Residential Management and the eight proposed property acquisitions from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee, including acquisition fees of $1,118,000 paid to our advisor and its affiliate.
Depreciation and Amortization
For the three months ended September 30, 2010 and 2009, depreciation and amortization was $3,182,000 and $2,911,000, respectively. For the three months ended September 30, 2010, depreciation and amortization was comprised of depreciation on our properties of $3,072,000 and amortization of identified intangible assets of $110,000. For the three months ended September 30, 2009, depreciation and amortization was comprised of depreciation on our properties of $2,911,000 and amortization of identified intangible assets of $0. The increase in depreciation and amortization of $271,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to additional depreciation on capital expenditures as well as an additional $261,000 in depreciation and amortization incurred by the Bella Ruscello property that was acquired during the first quarter of 2010, partially offset by assets becoming fully depreciated or amortized in 2009.
For the nine months ended September 30, 2010 and 2009, depreciation and amortization was $9,367,000 and $8,924,000, respectively. For the nine months ended September 30, 2010, depreciation and amortization was comprised of depreciation on our properties of $9,147,000 and amortization of identified intangible assets of $220,000. For the nine months ended September 30, 2009, depreciation and amortization was comprised of depreciation on our properties of $8,675,000 and amortization of identified intangible assets of $249,000. The increase in depreciation and amortization of $443,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to additional depreciation on capital expenditures as well as an additional $522,000 in depreciation and amortization incurred by the Bella Ruscello property that was acquired during the first quarter of 2010, partially offset by assets becoming fully depreciated or amortized in 2009.

Interest Expense
For the three months ended September 30, 2010 and 2009, interest expense was $2,995,000 and $2,933,000, respectively. For the nine months ended September 30, 2010 and 2009, interest expense was $8,740,000 and $8,688,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest expense on mortgage loan payables (a)	$2,811,000	$2,632,000	$8,172,000	$7,811,000
Amortization of deferred financing fees — mortgage loan payables (a)	62,000	57,000	181,000	173,000
Amortization of debt discount	33,000	34,000	101,000	102,000
Interest expense on the Wachovia Loan (b)	—	28,000	—	123,000
Amortization of deferred financing fees — Wachovia Loan (b)	—	28,000	—	78,000
Interest expense on unsecured note payables to affiliate (c)	89,000	154,000	286,000	401,000

Total interest expense	$2,995,000	$2,933,000	$8,740,000	$8,688,000

The increase in interest expense of $62,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, and the increase of $52,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was due to the following:
(a)	The increase in interest expense on mortgage loan payables and the associated amortization of deferred financing fees of $184,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to an additional $191,000 in interest expense and amortization of deferred financing costs incurred on the mortgage loan payable for the Bella Ruscello property, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances. The increase in interest expense on mortgage loan payables and the associated amortization of deferred financing fees of $369,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily due to an additional $396,000 in interest expense and amortization of deferred financing costs incurred on the mortgage loan payable for the Bella Ruscello property, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances.

(b)	For the three months ended September 30, 2009, we recorded $28,000 in interest expense and $28,000 in amortization of deferred financing costs on a loan of up to $10,000,000 that we had with Wachovia Bank, National Association, or the Wachovia Loan. For the nine months ended September 30, 2009, we recorded $123,000 in interest expense and $78,000 in amortization of deferred financing costs on the Wachovia Loan. In October 2009, we repaid the remaining outstanding principal balance on the Wachovia Loan, which had a maturity date of November 1, 2009. As such, we did not incur such interest expense and amortization of deferred financing costs on the Wachovia Loan for the three and nine months ended September 30, 2010.

(c)	The decrease in interest expense on unsecured note payables to affiliate of $65,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, and the decrease in interest expense on unsecured note payables to affiliate of $115,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was a result of the decrease in the outstanding principal amount as of the periods then ended and the decrease in interest rates on the unsecured note payables during the periods then ended. As of September 30, 2010 and 2009, the outstanding principal amount under the unsecured note payables to affiliate was $7,750,000 and $9,100,000, respectively. The interest rate on the unsecured note was 4.50% per annum during the three months ended September 30, 2010, and the interest rates on the unsecured notes ranged from 5.00% to 8.43% per annum during the three months ended September 30, 2009. The interest rate on the unsecured note was 4.50% per annum during the nine months ended September 30, 2010, and the interest rates on the unsecured notes ranged from 4.99% to 8.43% per annum during the nine months ended September 30, 2009.

Interest and Dividend Income
For the three months ended September 30, 2010 and 2009, interest and dividend income was $6,000 and $0, respectively. For the nine months ended September 30, 2010 and 2009, interest and dividend income was $12,000 and $1,000, respectively. For such periods, interest and dividend income was primarily related to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates during 2010, as compared to 2009.
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
Our principal demands for funds will be for the acquisitions of real estate and real estate-related investments, to pay operating expenses, to pay principal and interest on our outstanding indebtedness and to make distributions to our stockholders. We estimate that we will require approximately $3,662,000 to pay interest on our outstanding indebtedness in the remaining three months of 2010, based on rates in effect as of September 30, 2010. In addition, we estimate that we will require $213,000 to pay principal on our outstanding indebtedness in the remaining three months of 2010. We are required by the terms of certain mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2010, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.
In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, which, during our follow-on offering, includes payments for reimbursement of certain organizational and offering expenses and for selling commissions and dealer manager fees.
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
As of September 30, 2010, we estimate that our expenditures for capital improvements will require approximately $269,000 for the remaining three months of 2010. As of September 30, 2010, we had $314,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
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
Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 and 2009 were $2,832,000 and $4,653,000, respectively. For the nine months ended September 30, 2010, cash flows provided by operating activities primarily related to the operations of our 15 properties, as well as the payment of acquisition related expenses of $3,122,000. In addition, there was a $1,319,000 increase in accounts payable and accrued liabilities primarily due to the additional accrual of 2010 real estate and business taxes offset by the payment of 2009 real estate and business taxes. In addition to the operations of our 15 properties, the decrease in cash flows provided by operating activities in 2010, as compared to 2009, was related to the payment of acquisition related expenses in 2010 versus not paying any in 2009. For the nine months ended September 30, 2009, cash flows provided by operating activities primarily related to the operations of our 13 properties, partially offset by the $563,000 decrease in accounts payable due to affiliates, net primarily due to the $581,000 payment of the asset management fees related to the fourth quarter 2008, as well as no accrual for asset management fees during the nine months ended September 30, 2009. We anticipate cash flows provided by operating activities to increase as we purchase more properties.
Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 were $39,377,000 and $2,174,000, respectively. For the nine months ended September 30, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $36,713,000. For the nine months ended September 30, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $469,000 and a $924,000 increase in restricted cash for property taxes, insurance and capital expenditures. We anticipate cash flows used in investing activities to increase as we purchase properties.
Cash flows provided by financing activities for the nine months ended September 30, 2010 and 2009 were $36,984,000 and $123,000, respectively. For the nine months ended September 30, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $27,200,000 and funds raised from investors in our follow-on offering of $20,488,000, partially offset by payments on our unsecured note payable to affiliate of $1,350,000, share repurchases of $1,872,000, payment of offering costs of $2,220,000 and cash distributions in the amount of $4,740,000. For the nine months ended September 30, 2009, cash flows provided by financing activities related primarily to funds raised from investors of $9,193,000, partially offset by share repurchases of $1,860,000, repayments under our lines of credit of $1,800,000, the payment of offering costs of $1,167,000 and distributions in the amount of $4,226,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds in our follow-on offering or subsequent offerings from investors and incur additional debt to purchase properties.

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
On February 10, 2009, our board of directors approved a decrease in our distribution to a 6.0% per annum, or $0.60 per common share, distribution to be paid monthly to our stockholders beginning with our March 2009 distribution, which was paid in April 2009. The 6.0% per annum distribution assumes a purchase price of $10.00 per share. On March 19, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010. The distributions declared for each record date in the April 2010, May 2010 and June 2010 periods were paid in May 2010, June 2010 and July 2010, respectively. On June 22, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. The distributions declared for each record date in the July 2010, August 2010 and September 2010 periods were paid in August 2010, September 2010 and October 2010, respectively. Effective as of September 24, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on October 1, 2010 and ending on December 31, 2010. The distributions declared for each record date in the October 2010, November 2010 and December 2010 periods will be paid in November 2010, December 2010 and January 2011, respectively, only from legally available funds. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0016438 per day per share of common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or DRIP shares monthly in arrears.
For the nine months ended September 30, 2010, we paid distributions of $7,994,000 ($4,740,000 in cash and $3,254,000 in shares of our common stock pursuant to the DRIP), of which $2,832,000, or 35.4%, were paid from cash flows from operations. For the nine months ended September 30, 2009, we paid distributions of $7,553,000 ($4,226,000 in cash and $3,327,000 in shares of our common stock pursuant to the DRIP), of which $4,653,000, or 61.6%, were paid from cash flows from operations. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our initial offering and our follow-on offering, or our offerings. Under GAAP, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $2,832,000 adding back acquisition related expenses of $3,606,000 for the nine months ended September 30, 2010 are $6,438,000, or 80.5% of distributions paid.
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
As of September 30, 2010, we had an amount payable of $102,000 to our advisor and its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of September 30, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the nine months ended September 30, 2010 and 2009, our FFO was $1,977,000 and $4,295,000, respectively. For the nine months ended September 30, 2010, we paid distributions of $1,977,000, or 24.7%, from FFO and $6,017,000, or 75.3%, from proceeds from our follow-on offering. For the nine months ended September 30, 2009, we paid distributions of $4,295,000, or 56.9%, from FFO and $3,258,000, or 43.1%, from proceeds from our offerings. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all of our real estate and real estate-related investments’ combined fair market values, as defined, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we may incur higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of September 30, 2010, our aggregate borrowings were 66.9% of our real estate and real estate-related investments’ combined fair market values, as defined, and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.
Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of November 12, 2010 and September 30, 2010, our leverage did not exceed 300.0% of our net assets.
Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate
For a discussion of our mortgage loan payables, net and our unsecured note payable to affiliate, see Note 6, Mortgage Loan Payables, Net, Unsecured Note Payable to Affiliate and Short Term Notes, to our accompanying condensed consolidated financial statements.
Termination of Dealer Manager Agreement
On November 1, 2010, we received written notice from Grubb & Ellis Securities that Grubb & Ellis Securities has elected to terminate the dealer manager agreement between us and Grubb & Ellis Securities. We expect that the dealer manager agreement will terminate on December 31, 2010. Accordingly, on November 5, 2010, we entered into an agreement with Realty Capital Securities, LLC, or RCS, whereby RCS will agree to assume the role of dealer manager after the termination of our dealer manager agreement with Grubb & Ellis Securities for the remainder of our follow-on offering; provided, however, that until the DMA Effective Date, as defined below, RCS will not have any authority, and will not be an agent or distributor for us with respect to the sale of shares of our common stock pursuant to our follow-on offering. The DMA Effective Date shall be the first date upon which all of the following have occurred: (i) the Advisory Agreement has expired or has been terminated; (ii) our dealer manager agreement with Grubb & Ellis Securities has expired or has been terminated; and (iii) RCS has received a No-Objections notice from the Financial Industry Regulatory Authority in connection with our follow-on offering. As a result of these conditions, we may not be able to transition the dealer manager functions to RCS immediately after the termination of our dealer manager agreement with Grubb & Ellis Securities, or at all. Any such inability or delay in transitioning the dealer manager functions to RCS, or any other successor dealer manager entity, would require us to temporarily suspend our follow-on offering.

In addition, Grubb & Ellis Securities has temporarily suspended our follow-on offering until such time as we file with the SEC a supplement to the prospectus regarding our follow-on offering that provides disclosure regarding the transfer of the dealer manager functions related to our follow-on offering. Although we intend to file such a supplement to the prospectus in the near future, we cannot make any assurances regarding when such a supplement will be filed. Moreover, prior to the DMA Effective Date, we will be required to substantially revise the prospectus for our follow-on public offering in order to reflect the transfer of our advisory functions to a new advisor entity, the transfer of our dealer manager functions stated above, and the removal of Grubb & Ellis as our sponsor. While we intend to file such a revised prospectus with the SEC prior to the DMA Effective Date, we cannot make any assurances that we will be able to do so. If we do not file such a revised prospectus prior to the DMA Effective Date, we will be required to suspend our offering until such a revised prospectus is filed.
Furthermore, the soliciting dealer agreements between Grubb & Ellis Securities and the participating broker-dealers in our follow-on offering are not transferable to RCS. Therefore, the participating broker-dealers and RCS will need to engage in a due diligence review before entering into new soliciting dealer agreements. Once the dealer manager agreement with Grubb & Ellis Securities is terminated, participating broker-dealers will not be able to sell shares of our common stock pursuant to our follow-on offering until they enter into new soliciting dealer agreements with RCS. If RCS is not able to enter into new soliciting dealer agreements with participating broker-dealers, or there is a delay in the execution of soliciting dealer agreements between RCS and participating broker-dealers, our ability to raise capital in our follow-on offering would be adversely affected.
Similarly, RCS would not be able to use any supplemental sales material prepared by our current advisor or Grubb & Ellis Securities. RCS and our intended new advisor entity may prepare additional supplemental sales material for use in the future, but we cannot make any assurances regarding when, or if, such material will be available for use in connection with our follow-on offering. While any supplemental sales material must be accompanied by or preceded by the delivery of a prospectus related to our follow-on offering, the inability to use such previously prepared supplemental sales material may adversely affect our ability to raise capital in our follow-on offering.
Any suspension of our follow-on offering or delay in the execution of new soliciting dealer agreements with participating broker-dealers would adversely affect our ability to raise capital in our follow-on offering and our liquidity and capital resources. In addition, we have used proceeds of our follow-on offering to pay, in part, distributions to our stockholders. Therefore, an adverse affect on our ability to raise capital could also adversely affect our ability to pay distributions to our stockholders.
Furthermore, a suspension of our follow-on offering may also require us to suspend the DRIP. If the DRIP is suspended, we would be required to pay any distributions to stockholders in cash, and we may not have sufficient funds available to do so. In addition, funds from the DRIP are used, in part, to repurchase shares from our stockholders pursuant to our share repurchase plan. If the DRIP is suspended, we may not have sufficient funds available to repurchase shares pursuant to the share repurchase plan, and thus, we may suspend that plan.
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
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of September 30, 2010, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $244,811,000 ($244,251,000, net of discount).
As of September 30, 2010, we had $7,750,000 outstanding under an amended and restated consolidated unsecured promissory note with NNN Realty Advisors, Inc., or NNN Realty Advisors, which has an interest rate of 4.50% per annum and a maturity date of July 17, 2012.
We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of September 30, 2010, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2010, the weighted average effective interest rate on our outstanding debt was 4.73% per annum.

Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2010. The table does not reflect any available extension options. Of the amounts maturing in 2014, $13,346,000 in mortgage loan payables have a one year extension available.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total

Principal payments — fixed rate debt	$213,000	$9,578,000	$16,741,000	$165,029,000	$191,561,000
Interest payments — fixed rate debt	2,481,000	20,736,000	19,563,000	22,459,000	65,239,000
Principal payments — variable rate debt	—	—	210,000	60,790,000	61,000,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2010)	1,181,000	3,140,000	3,133,000	1,062,000	8,516,000

Total	$3,875,000	$33,454,000	$39,647,000	$249,340,000	$326,316,000

Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(4,202,000)	$(1,565,000)	$(7,390,000)	$(4,629,000)
Add:
Net loss attributable to noncontrolling interests	—	—	—	—
Depreciation and amortization — consolidated properties	3,182,000	2,911,000	9,367,000	8,924,000

FFO	$(1,020,000)	$1,346,000	$1,977,000	$4,295,000

Add:
Mezzanine interest expense	89,000	182,000	286,000	524,000
Acquisition related expenses	2,806,000	—	3,606,000	12,000
Amortization of debt discount	33,000	34,000	101,000	102,000

MFFO	$1,908,000	$1,562,000	$5,970,000	$4,933,000

Weighted average common shares outstanding — basic and diluted	18,782,212	16,384,198	18,022,870	16,040,551

FFO per common share — basic and diluted	$(0.05)	$0.08	$0.11	$0.27

MFFO per common share — basic and diluted	$0.10	$0.10	$0.33	$0.31

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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(4,202,000)	$(1,565,000)	$(7,390,000)	$(4,629,000)
Add:
General and administrative	326,000	333,000	1,082,000	1,311,000
Acquisition related expenses	2,806,000	—	3,606,000	12,000
Depreciation and amortization	3,182,000	2,911,000	9,367,000	8,924,000
Interest expense	2,995,000	2,933,000	8,740,000	8,688,000
Less:
Interest and dividend income	(6,000)	—	(12,000)	(1,000)

Net operating income	$5,101,000	$4,612,000	$15,393,000	$14,305,000

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
The table below presents, as of September 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options. Of the amounts maturing in 2014, $13,346,000 in mortgage loan payables have a one year extension available.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$213,000	$875,000	$8,703,000	$1,541,000	$15,200,000	$165,029,000	$191,561,000	$	*

Weighted average interest rate on maturing debt	5.36%	5.36%	4.59%	5.28%	5.07%	5.51%	5.43%		—

Variable rate debt — principal payments	$—	$—	$—	$30,000	$180,000	$60,790,000	$61,000,000		$56,724,000

Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2010)	—%	—%	—%	2.56%	2.56%	2.54%	2.54%		—

*	The estimated fair value of our fixed rate mortgage loan payables was $200,935,000 as of September 30, 2010. The estimated fair value of the $7,750,000 principal amount outstanding under the unsecured note payable to affiliate as of September 30, 2010 is not determinable due to the related party nature of the note.
Mortgage loan payables were $244,811,000 ($244,251,000, net of discount) as of September 30, 2010. As of September 30, 2010, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.51% to 5.94% per annum and a weighted average effective interest rate of 4.74% per annum. As of September 30, 2010, we had $183,811,000 ($183,251,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.54% per annum.
As of September 30, 2010, we had $7,750,000 outstanding under an amended and restated consolidated unsecured promissory note with NNN Realty Advisors, with a fixed interest rate of 4.50% per annum and a maturity date of July 17, 2012.
Borrowings as of September 30, 2010 bore interest at a weighted average effective interest rate of 4.73% per annum.
An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of September 30, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $305,000, or 2.71%.
In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer, who also serves as our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our management, including our chief executive officer, who also serves as our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On November 9, 2010, seven of the 277 investors who hold interests in the eight Delaware statutory trusts that hold the remaining eight multifamily apartment properties, or the DST properties, that we have contracted to acquire from such trusts filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)) against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the remaining eight DST properties that we have contracted to acquire. The complaint alleges, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. Our operating partnership is named as a defendant because it is a party to the agreements relating to the transactions that the plaintiffs are seeking to enjoin. The complaint further alleges that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortiously interfered with the contractual relations between the trusts and the trust beneficiaries. We believe the allegations contained in the complaint are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. If the plaintiffs are able to obtain the injunctive relief they seek, we may be prevented from closing the acquisitions of the remaining eight DST properties that we have contracted to acquire. A hearing regarding the request for injunctive relief is expected to occur within the next 90 days. In a Consent Order dated November 10, 2010, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order.
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
For the nine months ended September 30, 2010, we paid distributions of $7,994,000 ($4,740,000 in cash and $3,254,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), of which $2,832,000, or 35.4%, were paid from cash flows from operations. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Under accounting principles generally accepted in the United States of America, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $2,832,000 adding back acquisition related expenses of $3,606,000 for the nine months ended September 30, 2010 are $6,438,000, or 80.5% of distributions paid.
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

As of September 30, 2010, we had an amount payable of $102,000 to our advisor or its affiliates for operating expenses and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our advisor waived the asset management fee it is entitled to receive until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our follow-on offering or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the nine months ended September 30, 2010, our FFO was $1,977,000. For the nine months ended September 30, 2010, we paid distributions of $1,977,000, or 24.7%, from FFO and $6,017,000, or 75.3%, from proceeds from our follow-on offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
We have received notices of the termination of the Advisory Agreement with our advisor, our dealer manager agreement with Grubb & Ellis Securities, Inc. and our transfer agent services agreement with Grubb & Ellis Equity Advisors, Transfer Agent. We may not be successful in hiring third party service providers to perform advisory services, dealer manager services and/or transfer agent services for us, which could impact our ability to achieve our investment objectives.
On November 1, 2010, we received written notice from our advisor that our advisor has elected to terminate the Advisory Agreement, and we received written notice from Grubb & Ellis Securities, Inc., or our dealer manager, that our dealer manager has elected to terminate our dealer manager agreement with them. Both of these agreements will terminate on December 31, 2010. On November 3, 2010, we received written notice from Grubb & Ellis Equity Advisors, Transfer Agent that Grubb & Ellis Equity Advisors, Transfer Agent has elected to terminate our transfer agent services agreement with them. We expect that such transfer agent services agreement will terminate on May 2, 2011. After the termination of the Advisory Agreement, we will not be able to rely on Grubb & Ellis Apartment REIT Advisor, LLC to provide services to us, including asset management services and investor relations services. After the termination of the dealer manager agreement, we will not be able to rely on Grubb & Ellis Securities, Inc. to manage our follow-on offering. After termination of the transfer agent services agreement, we will not be able to rely on Grubb & Ellis Equity Advisors, Transfer Agent to provide transfer agent services for us.
We intend to engage new third party service providers to perform advisory services, dealer manager services and transfer agent services for us. However, such third party service providers may require the payment of fees that are greater than the terms of our current agreements or may pay fewer expenses than our current third party service providers. For example, our current advisor has paid organizational and offering expenses in excess of the amount we reimburse pursuant to the Advisory Agreement. We cannot make any assurances that our successor advisor entity will pay organizational and offering expenses in excess of the amount we agree to reimburse. In addition, although the Advisory Agreement contains a provision whereby our current advisor has agreed to waive the right to receive an asset management fee until the quarter following the quarter in which we generate funds from operations sufficient to cover 100% of the distributions declared to our stockholders for such quarter, and we are currently negotiating an advisory agreement with an intended successor advisor entity that contains a similar waiver, we cannot guarantee that any advisory agreement with a successor advisor will contain a similar waiver. Therefore, we may not be able to enter into agreements on terms that are as economically favorable as our agreements with our current third party service providers, or at all. As we implement our self-management program, we expect to rely less on our advisor and will increasingly rely on internal employees we will hire to manage our investments and operate our day-to-day activities. If we are unsuccessful in hiring third party service providers to perform advisory, dealer manager and/or transfer agent services for us, if we are not able to enter into agreements with third party service providers that are as economically favorable as our agreements with our current third party service providers, or if we are unsuccessful in hiring our own employees, our ability to achieve our investment objectives and pay distributions to stockholders could suffer.
As we transition to self-management, our success is increasingly dependent on the performance of our board of directors and our chairman of the board, chief executive officer and chief financial officer.
As we transition to self-management, our ability to achieve our investment objectives and to pay distributions will become increasingly dependent upon the performance of our board of directors and Stanley J. Olander, Jr., chairman of our board of directors and our chief executive officer and chief financial officer, in the identification and acquisition of investments, the determination of any financing arrangements, the management of our investments and the operation of our day-to-day activities. We currently do not have an employment agreement with Mr. Olander. If we were to lose the benefit of Mr. Olander’s experience, efforts and abilities, or the benefit of any of our other directors, we may not be able to achieve our investment objectives and our operating results could suffer.

If we raise proceeds substantially less than the maximum offering amount in our follow-on offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of our stockholders’ investment may fluctuate more widely with the performance of specific investments.
Our follow-on offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in our follow-on offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our follow-on offering or that we will achieve sales of the maximum offering amount.
On November 1, 2010, we received written notice from Grubb & Ellis Securities, Inc. that Grubb & Ellis Securities, Inc. has elected to terminate our dealer manager agreement with them. We expect that the dealer manager agreement will terminate on December 31, 2010. On November 5, 2010, we entered into an agreement with Realty Capital Securities, LLC, or RCS, whereby RCS will agree to assume the role of dealer manager after the termination of our dealer manager agreement with Grubb & Ellis Securities, Inc. for the remainder of the follow-on offering; provided, however, that until the DMA Effective Date, as defined below, RCS will not have any authority, and will not be an agent or distributor for us with respect to the sale of shares of our common stock pursuant to our follow-on offering. The DMA Effective Date shall be the first date upon which all of the following have occurred: (i) the Advisory Agreement has expired or has been terminated; (ii) our dealer manager agreement with Grubb & Ellis Securities, Inc. has expired or has been terminated; and (iii) RCS has received a No-Objections notice from the Financial Industry Regulatory Authority in connection with our follow-on offering. As a result of these conditions, we may not be able to transition the dealer manager functions to RCS immediately after the termination of our dealer manager agreement with Grubb & Ellis Securities, Inc. or at all. Any such inability or delay in transitioning the dealer manager functions to RCS, or any other successor dealer manager entity, would require us to temporarily suspend our follow-on offering and would make it more difficult for us to raise the maximum offering amount.
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
The transfer of our dealer manager services to RCS or any successor dealer manager may adversely affect our ability to raise capital pursuant to our follow-on offering, which could reduce the amount of cash available to pay distributions to our stockholders.
On November 5, 2010, we entered into an agreement with RCS, whereby RCS will agree to assume the role of dealer manager after the termination of our dealer manager agreement with Grubb & Ellis Securities, Inc. for the remainder of the follow-on offering; provided, however, that until the DMA Effective Date, RCS will not have any authority, and will not be an agent or distributor for us with respect to the sale of shares of our common stock pursuant to our follow-on offering. As a result of these conditions, we may not be able to transition the dealer manager functions to RCS immediately after the termination of our dealer manager agreement with Grubb & Ellis Securities, Inc., or at all. Any such inability or delay in transitioning the dealer manager functions to RCS, or any other successor dealer manager entity, would require us to temporarily suspend our follow-on offering.
In addition, Grubb & Ellis Securities, Inc. has temporarily suspended our follow-on offering until such time as we file with the SEC a supplement to the prospectus regarding our follow-on offering that provides disclosure regarding the transfer of the dealer manager functions related to our follow-on offering. Although we intend to file such a supplement to the prospectus in the near future, we cannot make any assurances regarding when such a supplement will be filed. Moreover, prior to the DMA Effective Date, we will be required to substantially revise the prospectus for our follow-on public offering in order to reflect the transfer of our advisory functions to a new advisor entity, the transfer of our dealer manager functions to RCS or a successor dealer manager, and the removal of Grubb & Ellis Company as our sponsor. While we intend to file such a revised prospectus with the SEC prior to the DMA Effective Date, we cannot make any assurances that we will be able to do so. If we do not file such a revised prospectus prior to the DMA Effective Date, we will be required to suspend our offering until such a revised prospectus is filed.
Furthermore, the soliciting dealer agreements between Grubb & Ellis Securities, Inc. and the participating broker-dealers in our follow-on offering are not transferable to RCS. Therefore, the participating broker-dealers and RCS will need to engage in a due diligence review before entering into new soliciting dealer agreements. Once the dealer manager agreement with Grubb & Ellis Securities, Inc. is terminated, participating broker-dealers will not be able to sell shares of our common stock pursuant to our follow-on offering until they enter into new soliciting dealer agreements with RCS. If RCS is not able to enter into new soliciting dealer agreements with participating broker-dealers, or there is a delay in the execution of soliciting dealer agreements between RCS and participating broker-dealers, our ability to raise capital in our follow-on offering would be adversely affected.
Similarly, RCS would not be able to use any supplemental sales material prepared by our current advisor or Grubb & Ellis Securities, Inc. RCS and our intended new advisor entity may prepare additional supplemental sales material for use in the future, but we cannot make any assurances regarding when, or if, such material will be available for use in connection with our follow-on offering. While any supplemental sales material must be accompanied by or preceded by the delivery of a prospectus related to our follow-on offering, the inability to use such previously prepared supplemental sales material may adversely affect our ability to raise capital in our follow-on offering.

Any suspension of our follow-on offering or delay in the execution of new soliciting dealer agreements with participating broker-dealers would adversely affect our ability to raise capital in our follow-on offering. In addition, we have used proceeds of our follow-on offering to pay, in part, distributions to our stockholders. Therefore, an adverse affect on our ability to raise capital could also adversely affect our ability to pay distributions to our stockholders.
Furthermore, a suspension of our follow-on offering may also require us to suspend the DRIP. If the DRIP is suspended, we would be required to pay any distributions to stockholders in cash, and we may not have sufficient funds available to do so. In addition, funds from the DRIP are used, in part, to repurchase shares from our stockholders pursuant to our share repurchase plan. If the DRIP is suspended, we may not have sufficient funds available to repurchase shares pursuant to the share repurchase plan, and thus, we may suspend that plan.
If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor or any successor advisor in selecting additional investments for us to acquire in the future, selecting property managers for our properties and securing financing arrangements. Except for stockholders who purchased shares of our common stock in our offerings after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor or any successor advisor and the oversight of our board of directors. Our advisor or any successor advisor may not be successful in identifying additional suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor or any successor advisor, are unable to find suitable additional investments, we will hold the net proceeds from our follow-on offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
Our success is dependent on the performance of our advisor.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our external advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our Advisory Agreement with our current external advisor will terminate on December 31, 2010. Accordingly, we intend to enter into a new advisory agreement with a new external advisor entity. We may not be successful in negotiating an agreement with a new advisor entity, or we may not be successful in transitioning the advisory function to the new advisor entity.
Our advisor has, and any successor advisor will have, broad discretion over the use of proceeds from our follow-on offering, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus or our other periodic filings with the Securities and Exchange Commission. In addition, we rely on the day-to-day management ability of our advisor, and will similarly rely on any successor advisor, subject to the oversight and approval of our board of directors. If our advisor or any successor advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies. If any of Messrs. Olander, Carneal or Remppies were to become unavailable to us, and if our advisor or any successor advisor is unable to find, or suffers a delay in finding, a replacement with equivalent skills and experience, it could adversely impact our ability to acquire properties and the operation of our properties. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our current or successor external advisor.
The conflicts of interest described below may mean we are not managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of an investment in shares of our common stock.
Many of our officers and all of our non-independent directors and our advisor’s officers have conflicts of interest in managing our business and properties. Thus, they may make decisions or take actions that do not solely reflect our stockholders’ best interest. The owners of our advisor are also involved in the advising and ownership of other real estate investment trusts and various real estate entities, which may give rise to conflicts of interest. These other real estate investment programs may compete with us for the time and attention of these persons, or otherwise compete with us or have similar business interests.
Messrs. Olander, Carneal and Remppies and Andrea R. Biller each own less than a 1.0% interest in our sponsor. Ms. Biller holds options to purchase a de minimis amount of additional shares of our sponsor’s common stock. Messrs. Olander, Carneal and Remppies are each a member of ROC REIT Advisors, LLC, which owns a 25.0% non-managing membership interest in our advisor and would likely own a 50.0% interest in our intended successor advisor entity, and each owns a de minimis interest in several other programs managed by our sponsor and its affiliates. Ms. Biller also owns a de minimis interest in several other programs managed by our sponsor and its affiliates.

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
Because other real estate programs advised by affiliates of our intended successor advisor and offered through RCS may conduct offerings concurrently with our follow-on offering, our intended successor advisor and RCS will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
An affiliate of our intended successor advisor is also the advisor of several other non-traded real estate investment trusts that are raising capital in ongoing public offerings of common stock. In addition, RCS is the dealer manager or is named in the registration statement as the dealer manager in several offerings that are either effective or in registration. Furthermore, our intended successor advisor or its affiliates may decide to advise future programs that would seek to raise capital through public offerings conducted concurrently with our follow-on offering. As a result, our intended successor advisor and RCS may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor, and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our long-term strategy involves internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to an external advisor; however our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which would decrease net income and funds from operations, or FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to an external advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to an external advisor, our net income per share and FFO per share may be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
As the first step toward our long-term strategy of internalizing our management functions, we intend to internalize our property management function. Accordingly, we have acquired substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, including the in-place workforce of approximately 300 employees. Mission Residential Management is the property manager of 41 multifamily apartment properties containing approximately 12,000 units. As a result of employing such personnel, or if we employ any additional personnel as a result of an election to internalize our operations, we are subject to potential liabilities faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity, and we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
Our operating partnership has been named as a defendant in a complaint seeking an injunction to prevent the acquisition of the eight multifamily apartment properties that we have contracted to acquire from Delaware statutory trusts for which an affiliate of MR Holdings, LLC serves as trustee.
On November 9, 2010, seven of the 277 investors who hold interests in the eight Delaware statutory trusts that hold the remaining eight multifamily apartment properties, or the DST properties, that we have contracted to acquire from such trusts filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)) against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the remaining eight DST properties that we have contracted to acquire. The complaint alleges, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. Our operating partnership is named as a defendant because it is a party to the agreements relating to the transactions that the plaintiffs are seeking to enjoin. The complaint further alleges that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortiously interfered with the contractual relations between the trusts and the trust beneficiaries. We believe the allegations contained in the complaint are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. If the plaintiffs are able to obtain the injunctive relief they seek, we may be prevented from closing the acquisitions of the remaining eight DST properties that we have contracted to acquire. A hearing regarding the request for injunctive relief is expected to occur within the next 90 days. In a Consent Order dated November 10, 2010, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Follow-on Offering
Our Registration Statement on Form S-11 (File No. 333-157375), registering a best efforts follow-on public offering, or our follow-on offering, of up to 105,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on July 17, 2009. Grubb & Ellis Securities, Inc., or our dealer manager, is the dealer manager in our follow-on offering. Our follow-on offering includes up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP, for sale at $9.50 per share, for a maximum offering of up to $1,047,500,000. We commenced sales of shares of our common stock to the public pursuant to our follow-on offering on July 20, 2009.
As of September 30, 2010, we had received and accepted subscriptions in our follow-on offering for 2,642,006 shares of our common stock, or $26,390,000, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2010, a total of $5,001,000 in distributions were reinvested and 526,452 shares of our common stock were issued pursuant to the DRIP.
In our follow-on offering, as of September 30, 2010, we had incurred selling commissions of $1,817,000 and dealer manager fees of $792,000. We had also incurred other offering expenses of $264,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our primary offering will not exceed 11.0%. As of September 30, 2010, net offering proceeds were $28,518,000, including proceeds from the DRIP and after deducting offering expenses.
As of September 30, 2010, $53,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs in connection with our follow-on offering.
As of September 30, 2010, we had used $9,513,000 in proceeds from our follow-on offering to purchase Bella Ruscello Luxury Apartment Homes located in Duncanville, Texas and Mission Rock Ridge Apartments located in Arlington, Texas from unaffiliated parties, $800,000 to pay for escrow deposits for the proposed acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, LLC, $1,126,000 for acquisition related expenses paid to affiliated parties, $1,996,000 for acquisition related expenses paid to unaffiliated parties, $1,350,000 to repay borrowings from an affiliate incurred in connection with previous property acquisitions and $3,058,000 to repay borrowings from unaffiliated parties incurred in connection with previous property acquisitions.

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
During the three months ended September 30, 2010, we repurchased shares of our common stock as follows:

			(c)	(d)
			Total Number of	Maximum Approximate
			Shares Purchased As	Dollar Value of Shares
	(a)	(b)	Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Plan or Program(1)	or Programs

July 1, 2010 to July 31, 2010	60,467	$9.97	60,467	(2)
August 1, 2010 to August 31, 2010	—	$—	—	(2)
September 1, 2010 to September 30, 2010	—	$—	—	(2)

Total	60,467		60,467

(1)	Our board of directors adopted a share repurchase plan effective July 19, 2006. Our board of directors approved an amended share repurchase plan effective August 25, 2008. On September 30, 2009, our board of directors approved an amendment and restatement of our share repurchase plan. As of September 30, 2010, we had repurchased 518,228 shares of our common stock pursuant to our share repurchase plan. Our share repurchase plan does not have an expiration date.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Apartment REIT, Inc. (Registrant)
November 12, 2010	By:	/s/ Stanley J. Olander, Jr.
Date		Stanley J. Olander, Jr.
Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX
Following the consummation of the merger of NNN Realty Advisors, Inc., which previously served as our sponsor, with and into a wholly owned subsidiary of our sponsor, Grubb & Ellis Company, on December 7, 2007, NNN Apartment REIT, Inc., NNN Apartment REIT Holdings, L.P., NNN Apartment REIT Advisor, LLC, NNN Apartment Management, LLC, Triple Net Properties, LLC, NNN Residential Management, Inc. and NNN Capital Corp. changed their names to Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Apartment REIT Holdings, LP, Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Realty Investors, LLC, Grubb & Ellis Residential Management, Inc. and Grubb & Ellis Securities, Inc., respectively. The following Exhibit List refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)
3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.5	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)
3.6	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)
3.7	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)
4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)
4.2	Amended and Restated Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)
4.3	Amended and Restated Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)
10.1	Amended and Restated Consolidated Promissory Note between Grubb & Ellis Apartment REIT Holdings, L.P. and NNN Realty Advisors, Inc., dated August 11, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed August 17, 2010 and incorporated herein by reference)
10.2	Asset Purchase Agreement, dated August 27, 2010, by and among MR Property Management, LLC, Mission Residential Management, LLC, MR Holdings, LLC and Christopher C. Finlay (included as Exhibit 10.1 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.3	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Tanglewood, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.2 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.4	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Capital Crossing, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.3 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)

10.5	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Barton Creek, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.4 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.6	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Briley Parkway, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.5 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.7	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Preston Wood, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.6 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.8	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Battleground Park, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.7 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.9	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Mayfield Downs, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.8 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.10	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Brentwood, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.9 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
10.11	Purchase and Sale Agreement, dated August 27, 2010, by and between Mission Rock Ridge, L.P. and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.10 of our Current Report on Form 8-K filed August 31, 2010 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.