Form 10-K
period 2010-12-31
Apartment Trust of America, Inc.
filed 2011-03-25
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52612

APARTMENT TRUST OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 Dickens Road, Suite 101, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 237-1335

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

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

While there is no established market for the Registrant’s shares of common stock, the Registrant currently has an effective public offering of shares of its common stock pursuant to a Registration Statement on Form S-11. The Registrant suspended offering shares of its common stock in the primary portion of such offering as of December 31, 2010. The last price paid to acquire a share in the Registrant’s primary public offering was $10.00 per share. There were approximately 18,406,900 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2011, there were 19,714,787 shares of common stock of Apartment Trust of America, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2011 annual stockholders meeting, which is expected to be filed no later than April 30, 2011, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Apartment Trust of America, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

Our Company

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc. We are in the business of acquiring and holding a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced a best efforts follow-on public offering, in which we offered up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. As explained in more detail below, effective December 31, 2010, we suspended the primary portion of our follow-on offering. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP.

Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities or our Former Dealer Manager. Effective December 31, 2010, Grubb & Ellis Securities terminated our dealer manager agreement, or the Grubb & Ellis Dealer Manager Agreement. In order to transition the capital formation function to a successor managing broker-dealer, on November 5, 2010, we entered into a successor dealer manager agreement, or the RCS Dealer Manager Agreement, with Realty Capital Securities, LLC, or RCS, whereby RCS agreed to serve as our exclusive dealer manager effective upon the satisfaction of certain conditions, including receipt of a no-objections notice from the Financial Industry Regulatory Authority, or FINRA. As of December 31, 2010, RCS had not received a no-objections notice from FINRA and, therefore, having no effective dealer manager agreement in place, our follow-on offering was suspended. As of February 28, 2011, RCS still had not received a no-objections notice from FINRA relating to our follow-on offering. Recently, general market conditions have caused us and RCS to reconsider the merits of continuing the follow-on offering. Therefore, on February 28, 2011, we provided written notice to RCS that we were terminating the dealer manager agreement with RCS, effective immediately. As a result, we currently do not have a managing broker-dealer. We cannot make assurances that we will enter into a new dealer manager agreement or that we will offer shares of our common stock to the public in the future.

On February 24, 2011, our board of directors approved a Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, and we intend to register shares for sale under the Amended and Restated DRIP with the Securities and Exchange Commission, or the SEC. Upon effectiveness of the Amended and Restated DRIP and the related registration statement, all distribution reinvestments will be made pursuant to the Amended and Restated DRIP. Stockholders who are already enrolled in the DRIP are not required to take any further action to enroll in the Amended and Restated DRIP. See Note 12, Equity — Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for more information on the Amended and Restated DRIP.

We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement, between us and our Former Advisor. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC, or ROC REIT Advisors. Prior to the termination of the Grubb & Ellis Advisory Agreement, our day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with our company in that all of our executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustov G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Carneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement. In accordance with the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice without cause or penalty. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010, and our Former Advisor no longer serves as our advisor. In connection with the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor has notified us that it has elected to defer the redemption of its incentive limited partnership interest in our operating partnership until, generally, the earlier to occur of (i) a listing of our shares on a national securities exchange or national market system or (ii) a liquidity event. See Note 19, Subsequent Events — Termination of the Grubb & Ellis Advisory Agreement to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the termination of the Grubb & Ellis Advisory Agreement.

On February 25, 2011, we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors, referred to herein as our Advisor. Our Advisor is affiliated with us in that ROC REIT Advisors is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The new advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. Pursuant to the terms of the new advisory agreement, our Advisor will use its commercially reasonable efforts to present to us a continuing and suitable investment program and opportunities to make investments consistent with our investment policies. Our Advisor is also obligated to provide us with the first opportunity to purchase any Class A income producing multi-family property which satisfies our investment objectives. In performing these obligations, our Advisor generally will (i) provide and perform our day-to-day management; (ii) serve as our investment advisor; (iii) locate, analyze and select potential investments for us and structure and negotiate the terms and conditions of acquisition and disposition transactions; (iv) arrange for financing and refinancing with respect to our investments; and (v) enter into leases and service contracts with respect to our investments. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to us and our stockholders. See Note 19, Subsequent Events — New Advisory Agreement for a discussion of the new advisory agreement with ROC REIT Advisors.

Key Developments During 2010 and 2011

•	Effective March 17, 2010, Gustav G. Remppies was promoted to serve as our President, having previously served as our Executive Vice President and Chief Investment Officer from December 2005 to March 2010. Concurrent with Mr. Remppies’ appointment, Stanley J. Olander, Jr. resigned from his position as our President. Mr. Olander currently serves as our Chief Executive Officer, Chief Financial Officer and chairman of our board of directors, as noted below.

•	On March 24, 2010, we purchased Bella Ruscello Luxury Apartment Homes, or the Bella Ruscello property, located in Duncanville, Texas, for a purchase price of $17,400,000, plus closing costs, from an unaffiliated party.

•	On August 11, 2010, we amended the consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, payable to NNN Realty Advisors, Inc., or NNN Realty Advisors, which is a wholly-owned subsidiary of Grubb & Ellis Company. The Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012 and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. The principal outstanding balance of the Amended Consolidated Promissory Note at December 31, 2010 was $7,750,000.

•	On September 30, 2010, we acquired from an unaffiliated party Mission Rock Ridge Apartments, or the Mission Rock Ridge property, located in Arlington, Texas, for a purchase price of $19,857,000, plus closing costs.

•	Effective October 22, 2010, Andrea Biller resigned from her position as our Secretary. As noted above, Mr. Remppies now serves as our Secretary. Ms. Biller continues to serve as a director.

•	On November 1, 2010, we received written notice from our Former Advisor that it had elected to terminate the Grubb & Ellis Advisory Agreement. Pursuant to the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice without cause or penalty. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010. As a result, Grubb & Ellis Company is no longer our sponsor.

•	On November 1, 2010, we received written notice from Grubb & Ellis Securities that it had elected to terminate the dealer manager agreement between our company and Grubb & Ellis Securities. Pursuant to the dealer manager agreement, either party was permitted to terminate the agreement upon 60 days’ written notice. Therefore, the dealer manager agreement terminated on December 31, 2010 and Grubb & Ellis Securities no longer serves as our dealer manager. We currently do not have a dealer manager, and as of December 31, 2010, we suspended the primary portion of our follow-on public offering.

•	Effective November 1, 2010, Shannon K S Johnson resigned from her position as our Chief Financial Officer. As noted below, Mr. Olander currently serves as our Chief Financial Officer, in addition to his other positions with our company.

•	Effective November 2, 2010, Stanley J. Olander, Jr. resigned from his position as chief executive officer and president of our Former Advisor, and as executive vice president, multifamily division, of Grubb & Ellis Company.

•	Effective November 3, 2010, our board of directors elected Stanley J. Olander, Jr. to serve as our Chief Financial Officer, filling the vacancy that was created by Ms. Johnson’s resignation. As noted above, Mr. Olander also serves as our Chief Executive Officer and Chairman of our board of directors. Our board of directors also elected Gustav G. Remppies to serve as our Secretary, replacing Ms. Biller.

•	On November 3, 2010, we received written notice from Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Transfer Agent, that it had elected to terminate our February 1, 2010 agreement for transfer agent and investor services. The agreement requires Grubb & Ellis Transfer Agent to provide us with a 180 day advance written notice for any termination. In January 2011, we engaged DST Systems, Inc. to act as our transfer agent, and all transfer agent and investor services have been transferred to DST Systems, Inc.

•	On November 5, 2010, we, through MR Property Management LLC, or MR Property Management, which is a wholly-owned taxable REIT subsidiary, or TRS, of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, including the in-place workforce of approximately 300 employees. In connection with the closing, we assumed 41 property management agreements containing 12,000 units, including the Mission Rock Ridge property that we acquired on September 30, 2010. We paid total consideration of $5,513,000 of cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to post closing adjustments. As of January 1, 2011, we have successfully transferred all property management functions to our subsidiary, MR Property Management.

•	As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP. We have suspended the primary portion of our follow-on offering, and we cannot give assurance that we will offer shares of our common stock to the public in the future.

•	On December 29, 2010, we filed an amendment to our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc.

•	On December 30, 2010, our operating partnership filed a certificate of amendment of its certificate of limited partnership with the Commonwealth of Virginia State Corporation Commission to change the name of the operating partnership from Grubb & Ellis Apartment REIT Holdings, LP to Apartment Trust of America Holdings, LP. The filing was effective on December 31, 2010.

•	On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G & E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6,200,000. The material terms of the Amended Consolidated Promissory Note did not change upon the sale of the note. The principal outstanding balance of the Amended Consolidated Promissory Note at February 2, 2011 remained $7,750,000.

•	On February 24, 2011, our board of directors adopted the Amended and Restated DRIP, to be effective as of March 11, 2011. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until such time as our board of directors determines a reasonable estimate of the value of shares of our common stock.

•	On February 24, 2011, our board of directors authorized us to engage the investment banking firm of Robert A. Stanger & Co., Inc. to advise our management regarding available strategic alternatives for our company. On February 24, 2011, our board of directors elected Glenn W. Bunting, Jr. as our lead independent director.

•	On February 24, 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our company’s share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled.

•	On February 25, 2011, we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors.

Our Structure

The following is a diagram of our organizational structure as of December 31, 2010:

The following is a diagram of our organizational structure as of March 25, 2011:

Principal Offices

Our principal executive offices are located at 4901 Dickens Road, Suite 101, Richmond, Virginia 23230 and the telephone number is (804) 237-1335. The e-mail address of our investor relations department is investor-relations@atareit.com. We currently do not maintain a web site, however our annual, periodic and current reports can be accessed on the web site of the SEC at www.sec.gov and printed free of charge.

Investment Objectives

Our investment objective is to acquire quality apartment communities so we can provide our stockholders with:

•	stable cash flows available for distributions to our stockholders;

•	preservation, protection and return of capital; and

•	growth of income and principal without taking undue risk.

Additionally, we intend to:

•	invest in income-producing real estate and other real estate-related investments in a manner which permits us to maintain our qualification as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the ultimate sale of our properties.

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

The current market environment has made it more difficult to qualify for a home loan, and the down payment required to purchase a new home may be substantially greater than it has been in the past, potentially making home ownership more expensive. We believe that as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at our apartment communities, including those we may acquire.

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

Each of our key executives has considerable experience building successful real estate companies. As an example, Stanley J. Olander, Jr., our Chief Executive Officer, Chief Financial Officer and Chairman of the board of directors, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, a publicly-traded apartment REIT. Likewise, Gustav G. Remppies, our President, and David L. Carneal, our Executive Vice President and Chief Operating Officer, are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company.

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

Our Advisor may receive acquisition fees of up to 1.0% of the contract purchase price of each property we acquire and up to 14.0% of the origination price or purchase price of real estate-related securities. We also will reimburse our Advisor for expenses actually incurred related to selecting, evaluating or acquiring such properties. The total of all acquisition fees and expenses paid to our Advisor or affiliates of our Advisor, including any real estate commissions or other fees paid to third parties, but excluding any development fees and construction fees paid to persons affiliated with our sponsor in connection with the actual development and construction of a project, will not exceed an amount equal to 6.0% of the contract purchase price of the property, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such limits are determined to be commercially competitive, fair and reasonable to us by a majority of our directors not interested in the transaction and by a majority of our independent directors not interested in the transaction.

Although our focus is on apartment communities, our charter and bylaws do not preclude us from acquiring other types of properties. We may acquire other real estate assets, including, but not limited to, income-producing commercial properties. The purchase of any apartment community or other property type will be based upon the best interest of our company and its stockholders as determined by our board of directors. Regardless of the mix of properties we may acquire or own, our primary business objectives are to maximize stockholder value by acquiring apartment communities that have stable cash flows and growth potential, and to preserve capital.

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

MR Property Management, our indirect wholly-owned subsidiary, currently serves as the property manager for all our properties.

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

We believe, based on our management’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors, including:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	the general credit quality of current and potential tenants;

•	potential for rent increases;

•	the interest rate environment;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment of the property and acquisition under applicable federal, state and local tax and other laws and regulations.

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

We are not specifically limited in the number or size of properties we may acquire. The number and mix of properties we acquire will depend upon our access to sources of capital, real estate and market conditions and other circumstances existing at the time we are acquiring our properties.

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

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of December 31, 2010, our aggregate borrowings were 66.8% of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 25, 2011 and December 31, 2010, our leverage did not exceed 300.0% of our net assets.

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

Tax Status

We qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. During 2010, we acquired substantially all of the assets and certain liabilities of Mission Residential Management through our taxable REIT subsidiary, MR Property Management, including an in-place work force to perform property management and leasing services for our properties. MR Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

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

To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net proceeds from the follow-on offering and thus, constitute a return of capital to our stockholders.

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

The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by Maryland Law. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates authorized by our board of directors.

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

Geographic Concentration

For the year ended December 31, 2010, we owned nine properties located in Texas, which accounted for 60.2% of our total rental income and other property revenues, two properties located in Georgia, which accounted for 14.1% of our total rental income and other property revenues, two properties located in Virginia, which accounted for 13.1% of our total rental income and other property revenues, one property located in Tennessee, which accounted for 8.8% of total rental income and other property revenues and one property located in North Carolina, which accounted for 3.8% of our total rental income and other property revenues. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Employees

We have no paid employees; however, MR Property Management, our indirect wholly-owned subsidiary, has a staff of approximately 361 employees who perform a range of services for us, principally, property management and leasing services for our properties. MR Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties. Our day-to-day management is performed by our Advisor. All of our executive officers are employed by our Advisor.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the years ended December 31, 2010, 2009 and 2008.

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

Our board of directors has terminated our share repurchase plan. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly, or at all. If they are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment was reduced by up to 11.0% of the gross offering proceeds, which was used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also used gross offering proceeds to pay acquisition fees, acquisition expenses, asset management fees and property management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock.

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

We have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our offerings, and from borrowed funds. We may continue to pay distributions from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution unless we make substantial investments. Therefore, we may use borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which would cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

For the year ended December 31, 2010, we paid distributions of $10,883,000 ($6,486,000 in cash and $4,397,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $3,698,000. From our inception through December 31, 2010, we paid cumulative distributions of $32,331,000 ($18,481,000 in cash and $13,850,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $13,479,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

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

If we raise proceeds substantially less than the maximum offering amount in our follow-on offering, we will not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of your investment may fluctuate more widely with the performance of specific investments.

Effective December 31, 2010, we have suspended our follow-on offering. We currently have no effective dealer manager agreement in place and we currently have no plans to enter into a dealer manager agreement to recommence our follow-on offering. As a result, we are not likely to raise a substantial amount of proceeds from the follow-on offering in the future, nor are we likely to achieve sales of the maximum offering amount.

If we are unable to raise substantial funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Your investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to you.

Our ability to achieve our investment objectives and to pay distributions to you is dependent upon the performance of our advisor or any successor advisor in selecting additional investments for us to acquire in the future, selecting property managers for our properties and securing financing arrangements. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board of directors. In the year ended December 31, 2010, we did not raise enough proceeds from the sale of shares of our common stock in our follow-on offering to significantly expand or further geographically diversify our real estate portfolio. Our advisor may not be successful in identifying additional suitable investments on financially attractive terms or that, if it identifies suitable investments we will have access to capital or borrowings, or that our investment objectives will be achieved. In any such an event, our ability to pay distributions to you would be adversely affected.

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

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in managing our investments and our day-to-day activities, determining and negotiating any financing arrangements, identifying and negotiating potential acquisitions, and identifying and assessing strategic alternatives for our business. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s key personnel, Messrs. Olander, Remppies and Carneal. The loss of any or all of Messrs. Olander, Remppies or Carneal, and our advisor’s inability to find, or any delay in finding, a replacement with equivalent skills and experience, could adversely impact our ability to execute our business strategies and manage our properties. Furthermore, our advisor may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services, and our stockholders should note that such contractors have no fiduciary duty to them and may not perform as expected or desired. Any such services provided by independent contractors will be paid for by us as an operating expense.

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

Risks Related to Our Business

The downturn in the credit markets may increase the cost of borrowing and may make it difficult for us to obtain financing, which may have a material adverse effect on our operations, liquidity and/or financial condition.

Economic and business conditions in the United States continue to be challenging, with tighter credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers. The tightening of the credit markets may have an adverse effect on our ability to obtain financing for extensions, renewals or refinancing of our current mortgage loan payables and other liabilities, and may inhibit our ability to make future acquisitions, execute strategic initiatives or meet liquidity needs. The negative impact of the adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations, liquidity and financial condition.

We are uncertain of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

In order to maintain our qualification as a REIT, we must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. Sources of debt or equity for funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Adverse economic and business conditions may significantly and negatively affect our cash flows, profitability and financial condition.

In recent years, the global financial markets have undergone pervasive and fundamental disruptions. In the United States, adverse economic and business conditions have resulted in higher unemployment, weakening of consumer financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in the overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting disposable tenant income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce overall tenant leasing or cause tenants to modify their leasing behavior. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the various ways our tenants may be affected. A general reduction in the level of tenant leasing could adversely affect our business and profitability. The ongoing market disruptions could also affect our operating results and financial condition as follows:

•	Valuations — The ongoing market volatility may make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•	Government Intervention — The values of, and cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions and other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

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

Our advisor may terminate our Advisory Agreement, which may require us to find a new advisor.

Either we or our advisor can terminate our Advisory Agreement upon 60 days’ written notice to the other party. If our advisor was to terminate our Advisory Agreement before we were prepared to be completely self-managed, we would need to find another advisor to provide us with day-to-day management services or hire employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.

As we transition to self-management, our success is increasingly dependent on the performance of our board of directors and our chairman of the board and chief executive officer.

As we transition to self-management, our ability to achieve our investment objectives and to pay distributions will become increasingly dependent upon the performance of our board of directors and Stanley J. Olander, Jr., chairman of our board of directors, and our chief executive officer and chief financial officer, in managing our investments and our day-to-day activities, determining and negotiating any financing arrangements, identifying and negotiating potential acquisitions, and identifying and assessing strategic alternatives for our business. We currently do not have an employment agreement with Mr. Olander. If we were to lose the benefit of Mr. Olander’s experience, efforts and abilities, or the benefit of any of our other directors, we may not be able to achieve our investment objectives and our operating results could suffer.

As we internalize our management functions, we may incur significant costs associated with being self-managed.

Our long-term strategy is to become fully self-managed. As we internalize our management functions, we may pay lower fees and expenses we may otherwise be required to pay to an external advisor; however our direct expenses will include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance. We also expect to incur the compensation and benefits costs of our officers that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which would decrease net income and FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to an external advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to an external advisor, our net income per share and FFO per share may be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

As the first step toward our long-term strategy of internalizing our management functions, we have internalized our property management function by acquiring substantially all of the assets and certain liabilities of Mission Residential Management, including the in-place workforce of approximately 300 employees, through our taxable REIT subsidiary, MR Property Management. As of result of employing such personnel, and any additional personnel as a result of an election to internalize our operations, we are subject to potential liabilities faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

As we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity, and we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

Our operating partnership has been named as a defendant in a complaint seeking an injunction to prevent the acquisition of the eight DST properties that we have contracted to acquire.

On August 27, 2010, we entered into definitive agreements to acquire Mission Rock Ridge Apartments, substantially all of the assets of Mission Residential Management, and eight additional apartment communities owned by eight separate Delaware Statutory Trusts for which an affiliate MR Holdings, LLC serves as trustee, or the DST properties, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the OP and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors who hold interests in the eight Delaware statutory trusts that hold the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)) (the

“Federal Action”) against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556) (the “Cook County Action”). The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876) (the “Fairfax Action”). The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us. The investors have indicated, however, an intent to re-file the action against us in a separate complaint in Fairfax County. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense.

In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order.

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements.

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

Our officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in and such conflicts may not be resolved in our favor.

Our officers and non-independent directors are also the owners and officers of our advisor, and may be involved in other real estate investment activities that may give rise to conflicts of interest. As managers and owners of our advisor or with interests in competition with our own interests, these individuals experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our advisor and any other entities with which they may be affiliated. These conflicts of interest could limit the time and services that some of our officers devote to our company and the affairs of our advisor. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Poor or inadequate management of our business would adversely affect our results of operations and the value of ownership of shares of our common stock.

Our advisor faces conflicts of interest relating to the incentive fee structure under our Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to the terms of our Advisory Agreement, and in an effort to align the interests of our advisor with our stockholders’ interest, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in a manner that will enhance returns on our stockholders’ investment in us. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. For example, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our Advisory Agreement requires us to pay a performance-based termination fee to our advisor in the event that we list our shares for trading on an exchange or in respect of its participation in net sales proceeds. Our advisor will have substantial influence with respect to whether and when our shares are listed on an exchange or our assets are liquidated, and these incentive fees could influence our advisor’s recommendations to us in this regard. Furthermore, our advisor has the right to terminate the Advisory Agreement upon a change of control of our company and thereby obligate us to pay the performance fee, which could have the effect of delaying, deferring or preventing the change of control if no performance fee would be payable at the time of the transaction.

The absence of arm’s length bargaining may mean that our Advisory Agreement may not be as favorable to our stockholders as it otherwise could have been.

Our Advisory Agreement, and any future agreements between us and our advisor or any affiliate of our advisor, was not and will not be reached through arm’s length negotiations. Thus, such agreements may require us to pay more than we would if we were using unaffiliated third parties. The terms of such agreements and compensation may not solely reflect our stockholders’ best interest and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements.

Risks Related to Our Organizational Structure

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 50,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors or in exchange for assets;

•	issuances of shares of our common stock to our advisor in connection with the asset management fee;

•	issuances of our securities pursuant to our 2006 Incentive Award Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities, (1) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (2) to our advisor in lieu of cash payments required under our Advisory Agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares of our common stock will be deemed their value. To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our follow-on offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.

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

Upon investment in shares of our common stock, our stockholders experienced an immediate dilution of $1.00 per share.

The offering price for shares of our common stock in both our initial offering and our follow-on offering was $10.00 per share. After the payment of selling commissions and dealer manager fees, we received $9.00 per share. As a result of these expenses, our stockholders experienced immediate dilution of $1.00 in book value per share, or 10.0% of the offering price, not including other organizational and offering expenses. We also reimbursed our Former Advisor for certain organizational and offering expenses. These organizational and offering expenses included advertising and sales expenses, legal and accounting expenses, printing costs, formation costs, SEC, FINRA, and blue sky filing fees, investor relations and other administrative expenses. To the extent that our stockholders do not participate in any future issuance of our securities, they experience dilution of their ownership percentage.

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

We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis (the

40% test). “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.

In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of this offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

Geographic concentration of properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select U.S. metropolitan markets, our portfolio of properties may not be geographically diversified. In the year ended December 31, 2010, we did not raise enough proceeds from the sale of shares of our common stock in our follow-on offering to significantly expand or further geographically diversify our real estate portfolio. A relatively smaller, less geographically diverse portfolio could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and, therefore, expose our stockholders to increased risk. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

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

Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Increased construction of similar properties that compete with our properties in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.

We may acquire properties in locations that experience increases in construction of properties that compete with our properties. This increased competition and construction could:

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

We may acquire properties that are not in compliance with the Americans with Disabilities Act of 1990. We would be required to pay for improvement to the properties to effect compliance with the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers and could result in the imposition of fines by the federal government or an award of damages to private litigants. We could be liable for violations of such laws and regulations by us or our tenants. State and federal laws in this area are constantly evolving. Any changes in state or federal laws in this area could place a greater cost or burden on us as landlord of the properties we acquire. In addition, although we generally do not expect to engage in substantial renovation or construction work, any new construction at a property would need to be ADA compliant and a certain percentage of the construction costs may need to be allocated to the property’s overall ADA compliance.

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

Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate.

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

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

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

We have financed, and may continue to finance, property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

None of our officers or the officers of our advisor has substantial experience in acquiring mortgage loans or investing in the real estate-related securities in which we may invest. We may make such investments to the extent that our advisor, in consultation with our board of directors, determines that it is advantageous for us to do so. Our and our advisor’s lack of expertise in acquiring real estate-related investments may result in our real estate-related investments failing to produce returns or incurring losses, either of which would reduce our ability to pay distributions to our stockholders.

Real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate or real estate-related assets.

We may invest in the common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with acquiring real estate-related investments discussed in these risk factors, including risks relating to rising interest rates. Moreover, if we acquire real estate-related investments in connection with privately negotiated transactions that are not registered under the relevant securities laws, such securities would have restrictions on transfer, sale, pledge or other disposition, except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, the relevant securities laws. As a result, our ability to liquidate such holdings, in order to vary our portfolio in response to changes in economic and other conditions, would be limited.

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

To continue to qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, IRS guidance or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would increase our tax liability and reduce our net earnings available for investment or distribution to our stockholders. In addition, distributions to our stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital and would substantially reduce our ability to pay distributions to our stockholders.

To remain qualified as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85.0% of our ordinary income; (2) 95.0% of our capital gain net income; and (3) 100% of our undistributed income from prior years. These requirements could require us to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). Following the acquisition by, or transfer of the property to, a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal income tax rate currently is 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15.0% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35.0% has not been affected. However, as a REIT, we generally would not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and, thus, we expect to avoid the “double taxation” to which other companies are typically subject.

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

Even as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt stockholders may be classified as UBTI.

Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of our common stock generally constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if (1) the shares of our common stock are predominately held by qualified employee pension trusts, (2) we only qualify as a REIT because of a special look-through exception to the requirement that no more than 50.0% of our common stock is owned by five or fewer stockholders, and (3) we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire shares of our common stock; and

•	part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

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

Employee Benefit Plan, IRA and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans as described in Section 3(3) of ERISA, individual retirement accounts or individual retirement annuities described in Sections 408 or 408A of the Code, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs described in Section 220(d) of the Code, health savings accounts described in Section 223(d) of the Code, or Coverdell education savings accounts described in Section 530 of the Code (referred to generally as Benefit Plans and IRAs, as applicable) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.

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

There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government or church plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including the investment policy of the Benefit Plan or IRA;

•	whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable;

•	whether their investment will impair the liquidity of the Benefit Plan or IRA considering the minimum and other distribution requirements under the Code and the liquidity needs of such Benefit Plan or IRA, after taking such investment into account;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code, if applicable;

•	whether their investment will produce unrelated business taxable income as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually or more frequently in accordance with ERISA and the Code.

In addition to considering their fiduciary responsibilities under ERISA, the prohibited transaction rules of ERISA and the Code, and the other considerations mentioned above, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the definition of “plan assets” in Section 3(42) of ERISA, and the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a “party-in-interest” (within the meaning of Section 3(14) of ERISA) or a “disqualified person” (within the meaning of Section 4975 of the Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in such a case, investors should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As a result of the termination of the Grubb & Ellis Advisory Agreement, as of December 31, 2010, we established separate principal executive offices from our Former Advisor and from Grubb & Ellis Company. As of December 31, 2010, we had not entered into any leases for our newly established principal executive offices at 4901 Dickens Road, Suite 101, Richmond, Virginia 23230. On November 19, 2010, ROC REIT Advisors entered into a lease for our principal executive offices with The Wilton Companies, Inc. The President of The Wilton Companies, Inc. is Richard S. Johnson who is an independent director of our company. The lease has a term of three years at a monthly rental of $4,744.

Upon the purchase of substantially all of the assets and certain liabilities of MR Property Management on November 5, 2010, we assumed the existing lease for the property management offices located at 10467 White Granite Drive, Suite 300, Oakton, Virginia 22124.

The following table presents certain additional information about our properties as of December 31, 2010:

							% of Total		Annual Rent
	Property	# of	Ownership	Date	Purchase	Annual	Annual	Physical	Per Leased
Property	Location	Units	Percentage	Acquired	Price	Rent(1)	Rent(1)	Occupancy(2)	Unit(3)

Consolidated Properties:
Walker Ranch Apartment Homes	San Antonio, TX	325	100%	10/31/06	$30,750,000	$3,471,000	9.1%	97.5%	$10,950
Hidden Lake Apartment Homes	San Antonio, TX	380	100%	12/28/06	32,030,000	3,484,000	9.2	97.1	9,443
Park at Northgate	Spring, TX	248	100%	06/12/07	16,600,000	2,310,000	6.1	96.4	9,664
Residences at Braemar	Charlotte, NC	160	100%	06/29/07	15,000,000	1,318,000	3.5	91.3	9,026
Baypoint Resort	Corpus Christi, TX	350	100%	08/02/07	33,250,000	3,526,000	9.3	93.4	10,782
Towne Crossing Apartments	Mansfield, TX	268	100%	08/29/07	21,600,000	2,411,000	6.3	96.3	9,343
Villas of El Dorado	McKinney, TX	248	100%	11/02/07	18,000,000	1,873,000	4.9	94.8	7,971
The Heights at Olde Towne	Portsmouth, VA	148	100%	12/21/07	17,000,000	1,652,000	4.3	89.9	12,422
The Myrtles at Olde Towne	Portsmouth, VA	246	100%	12/21/07	36,000,000	2,990,000	7.9	90.7	13,410
Arboleda Apartments	Cedar Park, TX	312	100%	03/31/08	29,250,000	2,397,000	6.3	94.6	8,127
Creekside Crossing	Lithonia, GA	280	100%	06/26/08	25,400,000	2,478,000	6.5	91.4	9,679
Kedron Village	Peachtree City, GA	216	100%	06/27/08	29,600,000	2,591,000	6.8	94.0	12,762
Canyon Ridge Apartments	Hermitage, TN	350	100%	09/15/08	36,050,000	3,133,000	8.2	92.6	9,670
Bella Ruscello Luxury Apartment Homes	Duncanville, TX	216	100%	03/24/10	17,400,000	2,189,000	5.7	97.2	10,426
Mission Rock Ridge Apartments	Arlington, TX	226	100%	09/30/10	19,857,000	2,257,000	5.9	96.9	10,308

Total/Weighted Average		3,973			$377,787,000	$38,080,000	100%	94.5%	$10,144

(1)	Annual rent is based on contractual base rent from leases in effect as of December 31, 2010.

(2)	Physical occupancy as of December 31, 2010.

(3)	Average effective annual rent per leased unit as of December 31, 2010.

As of December 31, 2010, we owned fee simple interests in all of our properties.

The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

Indebtedness

For a discussion of our indebtedness, see Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, and Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

On August 27, 2010, we entered into definitive agreements to acquire Mission Rock Ridge Apartments, substantially all of the assets of Mission Residential Management, and eight additional apartment communities owned by eight separate Delaware Statutory Trusts for which an affiliate MR Holdings, LLC serves as trustee, or the DST properties, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the OP and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors who hold interests in the eight Delaware statutory trusts that hold the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us. The investors have indicated, however, an intent to re-file the action against us in a separate complaint in Fairfax County. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense.

In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order.

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of FINRA and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our Former Advisor’s estimated value of the shares is $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We have not and do not currently anticipate obtaining appraisals for the properties we own, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until 18 months after the later of the completion of our follow-on offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per-share value reported in our Annual Reports on Form 10-K; provided, however, that if we have sold a property and have made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the estimated per-share value reported in our Annual Reports on Form 10-K will be equal to the offering price of the shares of our common stock in our most recent offering less the amount of net sale proceeds per share distributed to stockholders as a result of the sale of such property. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined as our board of directors deems appropriate.

Stockholders

As of March 25, 2011, we had approximately 6,105 stockholders of record.

Distributions

From March 2007 through February 2009, we paid a 7.0% annualized distribution rate based upon a purchase price of $10.00 per share. Beginning in March 2009, our board of directors reduced our annualized distribution rate to 6.0% based upon a purchase price of $10.00 per share. We paid distributions to our stockholders at this annualized rate through February 2011. On February 24, 2011, our board of directors authorized an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share for the period commencing on March 1, 2011 and ending on June 30, 2011. We generally aggregate daily distributions and pay them monthly in arrears. The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

For the year ended December 31, 2010, we paid aggregate distributions of $10,883,000 ($6,486,000 in cash and $4,397,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $3,698,000. For the year ended December 31, 2009, we paid aggregate distributions of $10,049,000 ($5,676,000 in cash and $4,373,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $5,718,000. From our inception through December 31, 2010, we paid cumulative distributions of $32,331,000 ($18,481,000 in cash and $13,850,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $13,479,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

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

	Number of Securities		Number of
	to be Issued upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders(1)	—	—	1,985,800
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,985,800

(1)	On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in our 2006 Plan, to our independent directors in connection with their initial election, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007, June 25, 2008, June 23, 2009 and June 22, 2010, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under our 2006 Plan, which will vest over the same period described above. On September 24, 2009, in connection with the resignation of one independent director, W. Brand Inlow, and the concurrent election of a new independent director, Richard S. Johnson, we granted 1,000 shares of restricted common stock to Mr. Johnson under our 2006 Plan, which will vest over the same period described above. In addition, 800 shares and 2,000 shares of restricted common stock were forfeited in November 2006 and September 2009, respectively. Such outstanding shares of restricted common stock are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Use of Public Offering Proceeds

Initial Offering

On July 19, 2006, we commenced our initial offering in which we offered up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. The shares of our common stock offered in our initial offering were registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 19, 2006. Our initial offering terminated on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares issued pursuant to the DRIP. As of July 17, 2009, a total of $7,706,000 in distributions were reinvested and 811,158 shares of our common stock were issued pursuant to the DRIP.

In connection with our initial offering, as of December 31, 2010, we had incurred marketing support fees of $3,932,000, selling commissions of $10,874,000 and due diligence expense reimbursements of $141,000. We had also incurred other offering expenses of $2,361,000 as of such date. Such fees and reimbursements were incurred to our affiliates and were charged to stockholders’ equity as such amounts were reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of funds was 11.0%. As of July 17, 2009, net offering proceeds were $147,616,000, including proceeds from the DRIP and after deducting offering expenses.

As of December 31, 2009, we had used $11,813,000 in proceeds from our initial offering to purchase 13 of our 15 properties, $41,900,000 to repay borrowings from an affiliate incurred in connection with such acquisitions and $68,000,000 to repay borrowings from non-affiliates incurred in connection with such acquisitions.

Follow-on Offering

On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000, or the maximum offering. As explained in more detail below, we suspended the primary portion of our follow-on offering on December 31, 2010.

Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Manager Agreement. In order to transition the capital formation function to a successor managing broker-dealer, on November 5, 2010, we entered into the RCS Dealer Manager Agreement with Realty Capital Securities, LLC, or RCS, whereby RCS agreed to serve as our exclusive dealer manager effective upon the satisfaction of certain conditions, including receipt of a no-objections notice from the Financial Industry Regulatory Authority, or FINRA, in connection with our follow-on offering. As of December 31, 2010, RCS had not yet received a no-objections notice from FINRA and, having no effective dealer manager agreement in place, we suspended the primary portion of our follow-on offering. As of February 28, 2011, RCS still had not yet received a no-objections notice from FINRA relating to our follow-on offering. Recently, general market conditions had caused us and RCS to reconsider the merits of continuing the follow-on offering. Therefore, on February 28, 2011, we provided written notice to RCS that we were terminating the RCS Dealer Manager Agreement, effective immediately. As a result, we currently do not have a dealer manager. We cannot make assurances that we will enter into a new dealer manager agreement or that we will offer shares of our common stock to the public in the future.

As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares issued pursuant to the DRIP. As of December 31, 2010, a total of $6,144,000 in distributions were reinvested and 646,695 shares of our common stock were issued pursuant to the DRIP. In connection with the primary portion of our follow-on offering, as of December 31, 2010, we had incurred selling commissions of $2,052,000 and dealer manager fees of $897,000. We had also incurred other offering expenses of $299,000 as of such date. Such fees and expenses were paid to former affiliates and were charged to stockholders’ equity as such amounts were reimbursed from the gross proceeds of our follow-on offering. As of December 31, 2010, net offering proceeds from our follow-on offering were $32,781,000, including proceeds from the DRIP and after deducting selling commissions, dealer manager fees and other offering expenses.

As of December 31, 2010, a total of $15,000 remained payable to Grubb & Ellis Company, our Former Dealer Manager, our Former Advisor or their affiliates for offering related costs in connection with our follow-on offering. As of March 25, 2011, this amount has been paid in full from cash flows from operations as they became due and payable by us in the ordinary course of business.

As of December 31, 2010, we had used $9,513,000 in proceeds from our follow-on offering to purchase Bella Ruscello Luxury Apartment Homes located in Duncanville, Texas and Mission Rock Ridge Apartments located in Arlington, Texas from unaffiliated parties, $5,513,000 to purchase substantially all of the assets and certain liabilities of Mission Residential Management, $1,236,000 for acquisition-related expenses paid to affiliate parties, $3,329,000 for acquisition-related expenses paid to unaffiliated parties, $1,350,000 to repay borrowings from an affiliate incurred in connection with previous property acquisitions and $3,271,000 to repay borrowings from unaffiliated parties incurred in connection with previous property acquisitions.

For the years ended December 31, 2010 and 2009, our FFO was $2,096,000 and $6,135,000, respectively. For the year ended December 31, 2010, we paid distributions of $2,096,000 or 19.3%, from FFO and $8,787,000, or 80.7%, from proceeds from our follow-on offering. For the year ended December 31, 2009, we paid distributions of $6,135,000 or 61.1%, from FFO and $3,914,000, or 38.9%, from proceeds from our initial and follow-on offerings. For a discussion of FFO, see Item 7. Management’s Discussion of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors adopted a share repurchase plan effective July 19, 2006, which was amended effective August 25, 2008 and further amended and restated on September 20, 2009. According to the share repurchase plan, share repurchases by our company were allowed when certain criteria were met by its stockholders. Share repurchases were made at the sole discretion of the board of directors. On February 24, 2011, the board of directors determined that it was in our company’s best interest to preserve its cash, and terminated the share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled.

During the three months ended December 31, 2010, our company repurchased shares of its common stock as follows:

(d)
Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

October 1, 2010 to October 31, 2010	74,464	$10.00	74,464	$—
November 1, 2010 to November 30, 2010	—	$—	—	$—
December 1, 2010 to December 31, 2010	—	$—	—	$—

(1)	As of December 31, 2010, our company had repurchased a total of 592,692 shares pursuant to its share repurchase plan.

See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchases.

Item 6.	Selected Financial Data.

The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data and statement of cash flows data in a format consistent with our consolidated financial statements under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K.

	December 31,					January 10, 2006
Selected Financial Data	2010	2009	2008	2007	2006	(Date of Inception)

BALANCE SHEET DATA:
Total assets	$368,534,000	$338,303,000	$344,685,000	$228,814,000	$67,214,000	$201,000
Mortgage loan payables, net	$244,072,000	$217,434,000	$217,713,000	$139,318,000	$19,218,000	$—
Unsecured note payables to affiliate	$7,750,000	$9,100,000	$9,100,000	$7,600,000	$10,000,000	$—
Total equity	$106,158,000	$104,769,000	$106,705,000	$66,057,000	$14,248,000	$201,000

					Period from
					January 10, 2006
					(Date of Inception)
					through
	Years Ended December 31,				December 31,
	2010	2009	2008	2007	2006

STATEMENT OF OPERATIONS DATA:
Total revenues	$42,121,000	$37,465,000	$31,878,000	$12,705,000	$659,000
Loss from continuing operations	$(10,765,000)	$(5,719,000)	$(12,827,000)	$(5,579,000)	$(523,000)
Net loss attributable to company stockholders	$(10,765,000)	$(5,719,000)	$(12,826,000)	$(5,579,000)	$(523,000)
Net loss per common share — basic and diluted(1):
Net loss from continuing operations	$(0.59)	$(0.35)	$(1.04)	$(1.10)	$(1.99)
Net loss attributable to company stockholders	$(0.59)	$(0.35)	$(1.04)	$(1.10)	$(1.99)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$3,698,000	$5,718,000	$1,567,000	$2,195,000	$301,000
Cash flows used in investing activities	$(44,580,000)	$(1,824,000)	$(126,638,000)	$(126,965,000)	$(63,991,000)
Cash flows provided by financing activities	$37,261,000	$337,000	$126,041,000	$125,010,000	$65,144,000
OTHER DATA:
Distributions declared	$11,034,000	$9,999,000	$8,633,000	$3,519,000	$145,000
Distributions declared per common share	$0.60	$0.62	$0.70	$0.68	$0.14
Funds from operations(2)	$2,096,000	$6,135,000	$(1,106,000)	$(194,000)	$(234,000)
Net operating income(3)	$20,727,000	$19,343,000	$15,832,000	$6,482,000	$393,000

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations, which includes a reconciliation of our GAAP net loss to FFO for the years ended December 31, 2010, 2009 and 2008.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2010, 2009 and 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2010 and 2009, together with our results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the suspension of the primary portion of our follow-on offering and the availability of other sources of capital; changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.

Overview and Background

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc. We are in the business of acquiring and holding a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced a best efforts follow-on public offering, in which we offered up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. As explained in more detail below, effective December 31, 2010, we suspended the primary portion of our follow-on offering. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP.

Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Manager Agreement. In order to transition the capital formation function to a successor managing broker-dealer, on November 5, 2010, we entered into a new dealer manager agreement, or the RCS Dealer Manager Agreement, with Realty Capital Services, LLC, or RCS, whereby RCS agreed to serve as our exclusive dealer manager effective upon the satisfaction of certain conditions, including receipt of a no-objections notice from the Financial Industry Regulatory Authority, or FINRA. As of December 31, 2010, RCS had not received a no-objections notice from FINRA and, therefore, having no effective dealer manager agreement in place, our follow-on offering was suspended. Recently, general market conditions have caused us and RCS to reconsider the merits of continuing the follow-on offering. Therefore, on February 28, 2011, we provided written notice to RCS that we were terminating the dealer manager agreement with RCS, effective immediately. As a result, we currently do not have a managing broker-dealer. We cannot make assurances that we will enter into a new dealer manager agreement or that we will offer shares of our common stock to the public in the future.

On February 24, 2011, our board of directors approved a Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, and we intend to register shares for sale under the Amended and Restated DRIP with the SEC. Upon effectiveness of the Amended and Restated DRIP and the related registration statement, all distribution reinvestments will be made pursuant to the Amended and Restated DRIP. Stockholders who are already enrolled in the DRIP are not required to take any further action to enroll in the Amended and Restated DRIP.

We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement, between us and our Former Advisor. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC, or ROC REIT Advisors. Prior to the termination of the Grubb & Ellis Advisory Agreement, our day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with our company in that all of our executive officers, Stanley J. Olander, Jr., David L. Corneal and Gustov G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Corneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement. In accordance with the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice without cause or penalty. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010, and the Former Advisor no longer serves as our advisor. In connection with the termination of the Grubb & Ellis Advisory Agreement, the Former Advisor has notified us that it has elected to defer the redemption of its incentive limited partnership interest in our operating partnership until, generally, the earlier to occur of (i) a listing of our shares on a national securities exchange or national market system or (ii) a liquidity event. See Note 19,

Subsequent Events — Termination of the Grubb & Ellis Advisory Agreement, for a further discussion of the termination of the Grubb & Ellis Advisory Agreement.

On February 25, 2011, we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors, referred to herein as our Advisor. Our Advisor is affiliated with us in that ROC REIT Advisors is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The new advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. Pursuant to the terms of the new advisory agreement, our Advisor will use its commercially reasonable efforts to present to us a continuing and suitable investment program and opportunities to make investments consistent with our investment policies. Our Advisor is also obligated to provide us with the first opportunity to purchase any Class A income producing multi-family property which satisfies our investment objectives. In performing these obligations, our Advisor generally will (i) provide and perform our day-to-day management; (ii) serve as our investment advisor; (iii) locate, analyze and select potential investments for us and structure and negotiate the terms and conditions of acquisition and disposition transactions; (iv) arrange for financing and refinancing with respect to our investments; and (v) enter into leases and service contracts with respect to our investments. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to us and our stockholders. See Note 19, Subsequent Events — New Advisory Agreement to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the new advisory agreement with ROC REIT Advisors.

As of December 31, 2010, we owned nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units for an aggregate of 15 properties consisting of 3,973 apartment units, which had an aggregate purchase price of $377,787,000.

We entered into definitive agreements on August 27, 2010 to acquire nine multifamily apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management. On September 30, 2010, we acquired (from an unaffiliated party) Mission Rock Ridge Apartments, or the Mission Rock Ridge property, located in Arlington, Texas, for a purchase price of $19,857,000, plus closing costs. The Mission Rock Ridge property is the first of nine multifamily apartment properties that we intended to acquire. We intended to acquire the remaining eight properties, or the DST properties, from Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as a trustee. As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective DSTs written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements. See Note 3, Real Estate Investments — Acquisitions in Real Estate Investments to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. See also Item 3. Legal Proceedings for more detail regarding the pending litigation in connection with such properties.

On November 5, 2010, we, through MR Property Management LLC, or MR Property Management, which is a wholly-owned subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce of approximately 300 employees. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multifamily apartment properties containing approximately 12,000 units, including the Mission Rock Ridge property that we acquired on September 30, 2010 and the eight additional DST properties our operating partnership had contracted to acquire from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee. We paid total consideration of $5,513,000 of cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to certain post-closing adjustments. In connection with the acquisition, we paid an acquisition fee of 2.0% of the purchase price to our Former

Advisor and its affiliates. At the closing of the transaction, we entered into various ancillary agreements, including:

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

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements for the eight additional DST properties, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements.

On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina with an aggregate of 1,066 units. We were not previously affiliated with NNN/MR Holdings. We acquired the ownership interest in NNN/MR Holdings, or the NNN/MR Holdings Interest, from Grubb & Ellis Realty Investors, LLC, an affiliate of our Former Advisor. The remaining 50% is owned by Mission Residential, LLC, which consented to the transaction. We are not affiliated with Mission Residential, LLC. The four multi-family apartment properties are managed by our wholly-owned taxable REIT subsidiary, MR Residential Management, LLC. We paid $50,000 in cash as consideration for the NNN/MR Holdings Interest. We also assumed the obligation to fund up to $1.0 million in draws on credit line loans extended to the four master tenants by NNN/MR Holdings.

Business Strategy

We believe the following are key factors for our success in meeting our objectives.

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

Leveraging the Experience of Our Management

We believe that a critical success factor in property acquisition lies in having a management team that possesses the flexibility to move quickly when an opportunity presents itself to buy or sell a property. The owners of our Advisor possess considerable experience in the apartment housing sector, which we believe will help enable us to identify appropriate opportunities to buy and sell properties to meet our objectives and goals.

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

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

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

Management fees are recognized when earned in accordance with each management contract. We receive fees for property management and related services provided to third parties. These fees are in management fee income on the consolidated income statement. Management fees are based on a percentage of revenues for the month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service.

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Such allowance is charged to bad debt expense which is included in rental expense for 2010 and general and administrative expense for 2009 and 2008 in our accompanying consolidated statements of operations. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits and current economic conditions.

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

Impairment

We carry our properties at the lower of historical cost less accumulated depreciation. Properties held for sale are carried at fair value less costs to sell. We assess the impairment of a real estate asset on a quarterly basis or when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

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

Goodwill will be tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.

Identified intangible assets, net, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

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

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2010 and 2009, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus a market renewal lease term.

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

Goodwill and Identified Intangible Assets, Net

During the fourth quarter of 2010, we, through MR Property Management, a taxable REIT subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3,751,000 of goodwill. See Note 4, Goodwill and Identified Intangible Assets, Net to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for additional detail. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. As of December 31, 2010 and 2009, goodwill of $3,751,000 and zero, respectively, were included in our accompanying consolidated balance sheets. Goodwill is not amortized, but will be tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.

Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions and tenant relationship intangibles and an expected termination fee intangible resulting from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management in the fourth quarter of 2010. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Tenant relationship intangibles are amortized on a basis consistent with estimated cash flows from these intangible assets.

Qualification as a REIT

We qualified and elected to be taxed as a REIT under Sections 856 through 860 of the Code for federal income tax purposes beginning with our tax year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. During 2010, we acquired substantially all of the assets and certain liabilities of Mission Residential Management through our taxable REIT subsidiary, MR Property Management, including an in-place work force to perform property management and leasing services for our properties. MR Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our results of operations and net cash available for distribution to our stockholders.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Acquisitions in 2010, 2009 and 2008

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

Offering Proceeds

In the year ended December 31, 2010, we did not raise enough proceeds from the sale of shares of our common stock in our follow-on offering to significantly expand or further geographically diversify our real estate portfolio. A relatively smaller, less geographically diverse portfolio could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, having raised fewer gross offering proceeds than was our expectation, we likely will expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices, which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over financial reporting as of December 31, 2010 and continue to comply with such regulations.

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

Results of Operations

Comparison of the Years Ended December 31, 2010, 2009 and 2008

Our operating results are primarily comprised of income derived from our portfolio of apartment communities.

Except where otherwise noted, the change in our results of operations is primarily due to our owning 15 properties as of December 31, 2010, compared to only 13 properties as of December 31, 2009 and 2008. A full year of operations of the 2008 property acquisitions was realized during 2009, as compared to partial operations of the 2008 property acquisitions during 2008. In addition, during 2010, we recognized management fee income due to our purchase of substantially all of the assets and certain liabilities of Mission Residential Management, a third party property manager for 39 properties.

Revenues

For the years ended December 31, 2010, 2009 and 2008, revenues were $42,121,000, $37,465,000 and $31,878,000, respectively. For the year ended December 31, 2010, revenues were comprised of rental income of $35,568,000, other property revenues of $4,006,000 and management fee income of $2,547,000. For the year ended December 31, 2009, revenues were comprised of rental income of $33,674,000 and other property revenues of $3,791,000. For the year ended December 31, 2008, revenues were comprised of rental income of $28,692,000 and other property revenues of $3,186,000. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The year-over-year increase in revenues from rental income and other property revenues is due to the increase in the number of properties as discussed above.

The aggregate occupancy for our properties was 94.5%, 93.9% and 90.3% as of December 31, 2010, 2009 and 2008, respectively.

Rental Expenses

For the years ended December 31, 2010, 2009 and 2008, rental expenses were $18,871,000, $18,122,000 and $16,046,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2010	2009	2008

Administration	$6,327,000	$6,101,000	$4,665,000
Real estate taxes	5,361,000	5,679,000	5,368,000
Utilities	3,066,000	2,505,000	2,399,000
Repairs and maintenance	2,239,000	2,175,000	2,024,000
Property management fees	1,156,000	1,087,000	1,129,000
Insurance	722,000	575,000	461,000

Total rental expenses	$18,871,000	$18,122,000	$16,046,000

For the year ended December 31, 2010, rental expenses increased $749,000, as compared to the year ended December 31, 2009. The increase in rental expenses was primarily driven by a $561,000 increase in utility costs, a $147,000 increase in insurance costs, a $69,000 increase in property management fees, and a $64,000 increase in repairs and maintenance expense. In addition, for 2010, bad debt of $223,000 is included in rental expenses and classified within administration costs. In prior years, bad debt expense of $446,000 and

$544,000, is included in general and administrative expenses. These increases in rental expenses were partially offset by a $318,000 decrease in real estate taxes mainly as a result of successful property tax appeals.

For the year ended December 31, 2009, rental expenses increased $2,076,000, as compared to the year ended December 31, 2008. The increase in rental expenses was primarily driven by a $1,436,000 increase in administrative costs, a $311,000 increase in real estate taxes, a $106,000 increase in utilities costs, a $151,000 increase in repairs and maintenance expense, and a $114,000 increase in insurance costs. These increases in rental expenses were partially offset by a $42,000 decrease in property management fees. The decrease in property management fees was primarily due to amending our property management agreements during 2008 on our nine properties acquired through 2007 to decrease the fees from 4.0% of the monthly gross cash receipts to 3.0% or lower.

As a percentage of revenue, operating expenses remained materially consistent. Rental expenses as a percentage of property revenue (rental income and other property revenue) were 47.7%, 48.4% and 50.3%, respectively, for the years ended December 31, 2010, 2009 and 2008. The year-over-year increase in rental expenses was due to the increase in the number of properties as discussed above.

Salaries and Benefits Expense

For the year ended December 31, 2010, salaries and benefits expense was $2,523,000 as compared to zero for the years ended December 31, 2009 and 2008. Salaries and benefits for 2010 were due to our purchase, through our taxable REIT subsidiary, MR Property Management, of substantially all of the assets and certain liabilities of Mission Residential Management, including an in-place work force to perform property management and leasing services for our properties. MR Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties. Of the $2,523,000 of salaries and benefits expense incurred during 2010, $2,082,000 was reimbursed to us by the unaffiliated third parties and recorded as management fee income.

General and Administrative Expense

For the years ended December 31, 2010, 2009 and 2008, general and administrative expense was $1,368,000, $1,647,000 and $4,445,000, respectively. General and administrative expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2010	2009	2008

Professional and legal fees(a)	$569,000	$456,000	$672,000
Bad debt expense(b)	—	446,000	544,000
Directors’ and officers’ insurance premiums	220,000	230,000	220,000
Bank charges	97,000	113,000	61,000
Franchise taxes	108,000	103,000	57,000
Directors’ fees	119,000	98,000	101,000
Postage and delivery	93,000	72,000	60,000
Investor-related services	75,000	67,000	68,000
Asset management fee(c)	—	—	2,563,000
Other	87,000	62,000	99,000

Total general and administrative	$1,368,000	$1,647,000	$4,445,000

The decrease in general and administrative expense of $279,000 for the year ended December 31, 2010, compared to the year ended December 31, 2009, and the decrease in general and administrative of $2,798,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to:

(a) Professional and legal fees

For the year ended December 31, 2010, professional and legal fees increased $113,000, as compared to the year ended December 31, 2009. The increase in professional and legal fees was primarily due to an increase in legal fees resulting from the termination of agreements with our Former Advisor, Grubb & Ellis Securities, and Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Transfer Agent and the transitioning of those services to new providers.

For the year ended December 31, 2009, professional and legal fees decreased $216,000, as compared to the year ended December 31, 2008. The decrease in professional and legal fees was primarily due to a reduction of negotiated external auditor’s fees in connection with the audit of our Annual Report on Form 10-K and the review of our quarterly reports on Form 10-Q.

(b) Bad debt expense

For the year ended December 31, 2010, bad debt expense of $223,000 is included in rental expenses and classified within administration costs. In prior years, bad debt expense of $446,000 and $544,000, are included in general and administrative expenses. For the year ended December 31, 2010, bad debt expense decreased $223,000, as compared to the year ended December 31, 2009. Bad debt expense decreased $98,000 for the year ended December 31 2009, as compared to the year ended December 31, 2008. The decrease in bad debt expense resulted from an improvement in tenant’s ability to meet their contractual obligations under their lease agreements as well as an overall improvement in collection practices by the company. We continually evaluate individual tenant’s receivables considering the tenant’s financial condition, security deposits received, and current economic conditions.

(c) Asset management fees

The decrease in asset management fees for the years ended December 31, 2010 and 2009, as compared to the year ended December 31, 2008, was due to zero asset management fees incurred in 2010 and 2009. The Advisory Agreement with our Former Advisor provided that, effective January 1, 2009, no asset management fee is due or payable to our advisor until the quarter following the quarter in which we generate funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. This agreement was terminated in December 2010. Our new Advisory Agreement with our new Advisor does not have an asset management fee structure in place and we do not foresee such a fee structure being established.

Acquisition-Related Expenses

For the years ended December 31, 2010, 2009 and 2008, we incurred acquisition-related expenses of $5,394,000, $12,000, and $909,000, respectively.

For the year ended December 31, 2010, we incurred acquisition-related expenses associated with the purchase of the Bella Ruscello Luxury Apartment Homes, or the Bella Ruscello property and the Mission Rock Ridge Apartments, or the Mission Rock Ridge property, the acquisition of substantially all of the assets and certain liabilities of MR Property Management, and the termination of proposed property acquisitions from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee, including acquisition fees of $1,228,000 paid to our Former Advisor and its affiliates.

For the year ended December 31, 2009, we recorded $12,000 in acquisition-related costs associated with the termination of a proposed acquisition.

For the year ended December 31, 2008, we recorded $825,000 in acquisition-related costs associated with the termination of a proposed acquisition. Such amount included expenses associated with the acquisition and financing expenses of the property, for which we reimbursed our Former Advisor and its affiliates pursuant to the G&E Advisory Agreement. The remaining $84,000 incurred during 2008 was due to acquisition-related audit fees. We purchased four properties during 2008.

Depreciation and Amortization

For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization was $12,861,000, $11,854,000 and $11,720,000, respectively.

For the year ended December 31, 2010, depreciation and amortization increased $1,007,000, as compared to the year ended December 31, 2009. The increase in depreciation and amortization expense is primarily attributable to the depreciation and amortization incurred on our 2010 acquisitions, partially offset by assets becoming fully depreciated. For the year ended December 31, 2010, depreciation and amortization was comprised of depreciation on our properties of $12,460,000 and amortization of identified intangible assets of $401,000.

For the year ended December 31, 2009, depreciation and amortization expense remained relatively constant, increasing $134,000, as compared to the year ended December 31, 2008. For the year ended December 31, 2009, depreciation and amortization was comprised of depreciation on our properties of $11,605,000 and amortization of identified intangible assets of $249,000. Identified intangible assets were fully amortized by April 2009. For the year ended December 31, 2008, depreciation and amortization was comprised of depreciation on our properties of $9,260,000 and amortization of identified intangible assets of $2,460,000.

Interest Expense

For the years ended December 31, 2010, 2009 and 2008, interest expense was $11,881,000, $11,552,000 and $11,607,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2010	2009	2008

Interest expense on mortgage loan payables(a)	$11,126,000	$10,429,000	$9,783,000
Amortization of deferred financing fees — mortgage loan payables(a)	246,000	231,000	173,000
Amortization of debt discount	136,000	136,000	136,000
Interest expense on the Wachovia Loan(b)	—	124,000	714,000
Write-off of deferred financing fees — line of credit(c)	—	—	243,000
Amortization of deferred financing fees — lines of credit(c)	—	88,000	338,000
Interest expense on unsecured note payables to affiliate(d)	373,000	544,000	220,000

Total interest expense	$11,881,000	$11,552,000	$11,607,000

The increase in interest expense of $329,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, and the decrease in interest expense of $55,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to the following:

(a) Mortgage loan payables

Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $712,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $704,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increases in interest expense were due to the increases in mortgage loan payables balances outstanding as a result of the increase in the number of properties owned year-over-year, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances.

(b) Interest expense on the lines of credit

The $590,000 decrease in interest expense on our loan of up to $10,000,000 with Wachovia Bank, National Association, or the Wachovia Loan, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was the result of lower interest rates and a lower outstanding balance on the

Wachovia Loan during 2009, as compared to 2008. In October 2009, we repaid the remaining outstanding principal balance on the Wachovia Loan, which had a maturity date of November 1, 2009. As such, we did not incur interest expense or amortization of deferred financing costs on the Wachovia Loan for the year ended December 31, 2010.

(c) Deferred financing fees on the lines of credit

The decrease in amortization of deferred financing fees — lines of credit of $250,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was a result of the initial deferred financing fees in connection with the Wachovia Loan incurred in November 2007, and the additional deferred financing fees incurred in connection with each acquisition-related draw from November 2007 through September 2008 being fully amortized by November 2008. In November 2008, we incurred $100,000 in connection with the renewal of the Wachovia Loan which was amortized through November 2009, and we did not have any acquisition-related draws on the Wachovia Loan during 2009. In October 2009, we repaid the remaining outstanding principal balance on the Wachovia Loan, which had a maturity date of November 1, 2009, therefore there were no additional deferred financing fees recognized during the year ended December 31, 2010. Also, for the year ended December 31, 2008, we wrote-off $243,000 of deferred financing fees as a result of the termination of the line of credit in June 2008.

(d) Interest expense on unsecured note payables to affiliate

Interest expense on unsecured note payables to affiliate decreased by $171,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decrease was a result of the decrease in the outstanding principal amount as of the periods then ended and the decrease in interest rates on the unsecured note payables during the periods then ended. As of December 31, 2010 and 2009, the outstanding principal amount under the unsecured note payables to affiliate was $7,750,000 and $9,100,000, respectively. The interest rate on the unsecured note was 4.50% per annum during the year ended December 31, 2010, and the interest rates on the unsecured notes ranged from 4.50% to 8.43% per annum during the year ended December 31, 2009.

Interest expense on unsecured note payables to affiliate increased by $324,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase was primarily due to the period of time principal balances were outstanding on the unsecured notes for the periods then ended, as well as the interest rates on the unsecured notes during those periods. A principal balance was outstanding on the unsecured notes for 12 months during 2009, as compared to nine months during 2008. The interest rates on the unsecured notes ranged from 4.50% to 8.43% during 2009 and 4.95% to 7.46% during 2008.

Interest and Dividend Income

For the years ended December 31, 2010, 2009 and 2008, interest and dividend income was $12,000, $3,000 and $22,000, respectively. For such periods, interest and dividend income was related primarily to interest earned on our money market accounts. The change in interest and dividend income was due to higher cash balances and higher interest rates in 2010 and 2008, as compared 2009.

Liquidity and Capital Resources

Until December 31, 2010, we were dependent primarily upon the net proceeds from our follow-on offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur, and to repay our unsecured note payable to affiliate. We experienced a relative increase in liquidity as additional subscriptions for shares of our common stock were received and a relative decrease in liquidity as net offering proceeds were expended in connection with the acquisition, management and operation of our real estate and real estate-related investments.

Currently, we are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. In addition, we will require resources to make certain payments of fees and reimbursements of expenses to our Advisor. We estimate that we will require approximately $12,019,000 to pay interest on our outstanding indebtedness over the next 12 months, based on rates in effect as of December 31, 2010. In addition, we estimate that we will require $875,000 to pay principal on our outstanding indebtedness over the next 12 months. We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2010, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.

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

In the event that we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the remaining proceeds of our follow-on offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our Advisor or its affiliates. There currently are no limits or restrictions on the use of borrowings or the sale of assets that would prohibit us from making the proceeds available for distribution.

As of December 31, 2010, we estimate that our expenditures for capital improvements will require approximately $1,657,000 within the next 12 months. As of December 31, 2010, we had $367,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2010, 2009 and 2008, were $3,698,000, $5,718,000 and $1,567,000, respectively.

For the year ended December 31, 2010, cash flows provided by operating activities primarily related to the operations of our 15 properties, as well as the payment of acquisition-related expenses of $4,565,000. In addition, there was a $2,523,000 increase in accounts payable and accrued liabilities primarily due to the additional accrual of 2010 real estate and business taxes offset by the payment of 2009 real estate and business taxes. The overall decrease in cash flows provided by operating activities in 2010, as compared to 2009, was related to the payment of acquisition-related expenses in 2010 versus not paying any in 2009. We anticipate cash flows provided by operating activities to increase as we purchase more properties.

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

For the year ended December 31, 2008, cash flows provided by operating activities related primarily to the increase in accounts payable and accrued liabilities and accounts payable due to affiliates, net of $2,143,000, partially offset by the increase in accounts and other receivables of $712,000. In addition to a full year of operations of our 13 properties, the increase in cash flows provided by operating activities in 2009, as compared to 2008, was related to the timing of the receipt of receivables and the payment of payables.

As of December 31, 2010, we had an amount payable of $94,000 to our Former Advisor and its affiliates for operating expenses and property management fees, which have been paid from cash flows from operations as they became due and payable by us in the ordinary course of business consistent with our past practice. We have incurred expenses during 2011 and have an amount payable to our Former Advisor at March 25, 2011 of $6,000.

As of December 31, 2010, no amounts due to our Former Advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our Former Advisor has agreed to waive the asset management fee until the quarter following the quarter in which we generated FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our Former Advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2010, 2009 and 2008, were $44,580,000, $1,824,000 and $126,638,000, respectively.

For the year ended December 31, 2010, cash flows used in investing activities related primarily to the acquisition of two real estate operating properties in the amount of $36,713,000 as well as the acquisition of substantially all of the assets and certain liabilities of a property management company in the amount of $5,513,000. We anticipate cash flows used in investing activities to increase as we purchase properties.

For the year ended December 31, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $469,000 and $1,304,000 of cash flows used for capital expenditures.

For the year ended December 31, 2008, cash flows used in investing activities related primarily to the acquisition of four real estate operating properties in the aggregate amount of $124,874,000.

Financing Activities

Cash flows provided by financing activities for the years ended December 31, 2010, 2009 and 2008, were $37,261,000, $337,000 and $126,041,000, respectively.

For the year ended December 31, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $27,200,000 and funds raised from investors in our follow-on offering of $23,982,000, partially offset by payments on our unsecured note payable to affiliate of $1,350,000, share repurchases of $2,612,000, the payment of offering cost of $2,781,000, and cash distributions in the amount of $6,486,000.

For the year ended December 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in our offerings of $13,238,000, partially offset by share repurchases of $2,383,000 pursuant to our share repurchase plan, which was terminated on February 24, 2011, principal repayments on the Wachovia Loan of $3,200,000, payment of offering costs of $1,590,000 and distributions in the amount of $5,676,000.

For the year ended December 31, 2008, cash flows provided by financing activities related primarily to funds raised from investors of $66,636,000 and borrowings on our mortgage loan payables, net, unsecured note payables to affiliate and the Wachovia Loan of $122,601,000, partially offset by payments on unsecured note payables to affiliate of $7,600,000, payments on the Wachovia Loan of $41,650,000, share repurchases of $797,000, the payment of offering costs of $7,490,000 and cash distributions in the amount of $4,414,000.

Distributions

The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

From March 2007 through February 2009, we paid a 7.0% annualized distribution rate based upon a purchase price of $10.00 per share. Beginning in March 2009, our board of directors reduced our annualized distribution rate to 6.0% based upon a purchase price of $10.00 per share. We paid distributions to our stockholders at this annualized rate through February 2011. On February 24, 2011, our board of directors authorized an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share for the period commencing on March 1, 2011 and ending on June 30, 2011. We generally aggregate daily distributions and pay them monthly in arrears.

For the year ended December 31, 2010, we paid aggregate distributions of $10,883,000 ($6,486,000 in cash and $4,397,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $3,698,000. For the year ended December 31, 2009, we paid distributions of $10,049,000 ($5,676,000 in cash and $4,373,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $5,718,000. From our inception through December 31, 2010, we paid cumulative distributions of $32,331,000 ($18,481,000 in cash and $13,850,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $13,479,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings.

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

Sources of Distributions

For the years ended December 31, 2010, 2009, and 2008, our FFO was $2,096,000, $6,135,000, and $(1,106,000), respectively. For the year ended December 31, 2010, we paid distributions of $2,096,000 or

19.3%, from FFO and $8,787,000, or 80.7%, from proceeds from our follow-on offering. For the year ended December 31, 2009, we paid distributions of $6,135,000 or 61.1%, from FFO and $3,914,000, or 38.9%, from proceeds from our initial and follow-on offerings. For the year ended December 31, 2008, we did not pay any distributions from FFO; rather, 100% of distributions were paid from proceeds of our initial public offering. From our inception through December 31, 2010, our cumulative FFO was $6,697,000. From our inception through December 31, 2010, we paid cumulative distributions of $32,331,000 of which $6,697,000 was paid from FFO. The payment of distributions from sources other than FFO reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.

If distributions made to our stockholders are in excess of our current and accumulated earning and profits, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. The income tax treatment for distributions per common share reportable for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010		2009		2008

Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.60	100	0.63	100	0.70	100

	$0.60	100%	$0.63	100%	$0.70	100%

Effective as of February 24, 2011, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on March 1, 2011 and ending on June 30, 2011. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.0008219 per share of common stock, which is equal to an annualized distribution rate of 3.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the March 2011, April 2011, May 2011 and June 2011 periods will be paid in April 2011, May 2011, June 2011 and July 2011, respectively, only from legally available funds.

For a further discussion of our distributions, See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of December 31, 2010, our aggregate borrowings were 66.8% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 25, 2011 and December 31, 2010, our leverage did not exceed 300.0% of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

For a discussion of our mortgage loan payables, net and our unsecured note payables to affiliate, see Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Line of Credit

For a discussion of the Wachovia Loan, see Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of December 31, 2010, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $244,598,000 ($244,072,000, net of discount).

As of December 31, 2010, we had $7,750,000 outstanding under the amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of our former sponsor. The original note stipulated an interest rate of 4.5% per annum that was subject to a one-time adjustment, had a default interest rate of 2.00% per annum in excess of the interest rate then in effect, which was due January 1, 2011. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012 and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G & E Apartment Lender, LLC, an unaffiliated party, for a purchase price of $6,200,000 with the principal outstanding balance remaining at $7,750,000.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2010, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2010, the weighted average effective interest rate on our outstanding debt was 4.73% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2010. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2011)	(2012-2013)	(2014-2015)	(After 2015)	Total

Principal payments — fixed rate debt	$875,000	$10,245,000	$40,700,000	$139,528,000	$191,348,000
Interest payments — fixed rate debt	10,463,000	20,274,000	17,740,000	14,281,000	62,758,000
Principal payments — variable rate debt	—	30,000	60,970,000	—	61,000,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2010)	1,556,000	3,117,000	2,607,000	—	7,280,000

Total	$12,894,000	$33,666,000	$122,017,000	$153,809,000	$322,386,000

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet transactions and we currently have no such arrangements.

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

Funds from Operations and Modified Funds From Operations

Funds From Operations is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate but includes asset impairment and write-downs, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest expenses.

In addition to FFO, we use Modified Funds From Operations, or MFFO, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO, acquisition-related expenses, amortization of debt discount and amortization of an above market lease. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’

revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt discount and amortization of an above market lease in accordance with the practice guidelines of the Investment Program Association, an industry trade group. MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

For all of these reasons, we believe that, in addition to net income and cash flows from operations, as defined by GAAP, both FFO and MFFO are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio in relation to management’s performance models, and in relation to the operating performance of other REITs. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operations, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure.

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008

Net loss	$(10,765,000)	$(5,719,000)	$(12,827,000)
Add:
Net loss attributable to noncontrolling interests	—	—	1,000
Depreciation and amortization — consolidated properties	12,861,000	11,854,000	11,720,000

FFO	$2,096,000	$6,135,000	$(1,106,000)

Add:
Acquisition-related expenses	$5,394,000	$12,000	$909,000
Amortization of debt discount	136,000	136,000	136,000
Amortization of above market lease	(12,632)	—	—

MFFO(1)	$7,613,368	$6,283,000	$(61,000)

Weighted average common shares outstanding — basic and diluted	18,356,824	16,226,924	12,322,032

FFO per common share — basic and diluted	$0.11	$0.38	$(0.09)

MFFO per common share — basic and diluted(1)	$0.41	$0.39	$(0.00)

(1)	Increases in MFFO and MFFO per common share — basic and diluted during the periods presented are attributable primarily to our acquisition of additional properties during the respective periods, rather than from improved performance of the individual properties.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Net loss	$(10,765,000)	$(5,719,000)	$(12,827,000)
Add:
General and administrative	1,368,000	1,647,000	4,445,000
Acquisition-related expenses	5,394,000	12,000	909,000
Depreciation and amortization	12,861,000	11,854,000	11,720,000
Interest expense	11,881,000	11,552,000	11,607,000
Less:
Interest and dividend income	(12,000)	(3,000)	(22,000)

Net operating income	$20,727,000	$19,343,000	$15,832,000

Share Repurchases

Our share repurchase plan that was effective through December 31, 2010, allowed for share repurchases by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases were made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock came exclusively from the proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.

Under our share repurchase plan, redemption prices ranged from $9.25, or 92.5% of the price paid per share, following a one year holding period, to an amount equal to not less than 100% of the price paid per share following a four year holding period. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a qualifying disability, we must have received written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provided that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.

Our share repurchase plan provided that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. During the year ended December 31, 2010, we received valid redemption requests relating to 442,705 shares, of which we redeemed 263,430 shares for an aggregate repurchase price of $2,612,000 (an average of $9.92 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the follow-on offering, and includes requests for reasons other than a stockholder’s death or qualifying disability. We have funded share redemptions with proceeds of our DRIP. Subsequent to December 31, 2010, we did not redeem any shares.

In February 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled.

Material Related Party Arrangements

On February 25, 2010, we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors. See Note 19, Subsequent Events — New Advisory Agreement, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the terms of the new advisory agreement.

Other Subsequent Events

For a discussion of other subsequent events, see, generally, Note 19, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

Our interest rate risk is monitored using a variety of techniques. We periodically determine the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the adjusted level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The table below presents, as of December 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$875,000	$8,704,000	$1,541,000	$15,200,000	$25,500,000	$139,528,000	$191,348,000	$199,715,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2010)	5.36%	4.59%	5.28%	5.07%	5.48%	5.52%	5.43%	—
Variable rate debt — principal payments	$—	$—	$30,000	$185,000	$60,785,000	$—	$61,000,000	$58,903,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2010)	—%	—%	2.54%	2.54%	2.52%	—%	2.52%	—

Mortgage loan payables were $244,598,000 ($244,072,000, net of discount) as of December 31, 2010. As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.73% per annum. As of December 31, 2010, we had $183,598,000 ($183,072,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.

As of December 31, 2010, we had $7,750,000 outstanding under the Amended Consolidated Promissory Note at a fixed interest rate of 4.50% per annum and a default interest rate at 6.50% per annum, which is due on July 17, 2012.

Borrowings as of December 31, 2010, bore interest at a weighted average effective interest rate of 4.73% per annum.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of December 31, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $305,000, or 2.57%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2010 is submitted herewith:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	123

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report on Form 10-K.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

Page

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and Stockholders
Apartment Trust of America, Inc. (formerly known as Grubb & Ellis Apartment REIT, Inc.)

We have audited the accompanying consolidated balance sheets of Apartment Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 25, 2011

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	December 31,
	2010	2009

ASSETS
Real estate investments:
Operating properties, net	$350,670,000	$324,938,000
Cash and cash equivalents	3,274,000	6,895,000
Accounts and other receivables	1,289,000	662,000
Restricted cash	4,943,000	4,007,000
Goodwill	3,751,000	—
Investment in unconsolidated joint venture	50,000	—
Identified intangible assets, net	2,521,000	—
Other assets, net	2,036,000	1,801,000

Total assets	$368,534,000	$338,303,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$244,072,000	$217,434,000
Unsecured note payable to affiliate	7,750,000	9,100,000
Accounts payable and accrued liabilities	9,044,000	5,698,000
Accounts payable due to affiliates	109,000	140,000
Security deposits, prepaid rent and other liabilities	1,401,000	1,162,000

Total liabilities	262,376,000	233,534,000
Commitments and contingencies (Note 10)	—	—
Redeemable noncontrolling interest (Note 12)	—	—
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized;
0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized;
19,632,818 and 17,028,454 shares issued and outstanding as of
December 31, 2010 and December 31, 2009, respectively	196,000	170,000
Additional paid-in capital	174,704,000	151,542,000
Accumulated deficit	(68,742,000)	(46,943,000)

Total stockholders’ equity	106,158,000	104,769,000
Noncontrolling interest (Note 13)	—	—

Total equity	106,158,000	104,769,000

Total liabilities and equity	$368,534,000	$338,303,000

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008

Revenues:
Rental income	$35,568,000	$33,674,000	$28,692,000
Other property revenues	4,006,000	3,791,000	3,186,000
Management fee income	2,547,000	—	—

Total revenues	42,121,000	37,465,000	31,878,000
Expenses:
Rental expenses	18,871,000	18,122,000	16,046,000
Salaries and benefits expense	2,523,000	—	—
General and administrative	1,368,000	1,647,000	4,445,000
Acquisition expenses	5,394,000	12,000	909,000
Depreciation and amortization	12,861,000	11,854,000	11,720,000

Total expenses	41,017,000	31,635,000	33,120,000

Income (loss) from operations	1,104,000	5,830,000	(1,242,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(373,000)	(544,000)	(220,000)
Interest expense related to mortgage loan payables, net	(11,508,000)	(10,796,000)	(10,092,000)
Interest expense related to lines of credit	—	(212,000)	(1,295,000)
Interest and dividend income	12,000	3,000	22,000

Net loss	(10,765,000)	(5,719,000)	(12,827,000)

Less: Net loss attributable to noncontrolling interests	—	—	1,000

Net loss attributable to company stockholders	$(10,765,000)	$(5,719,000)	$(12,826,000)

Net loss per share attributable to company stockholders
interest — basic and diluted	$(0.59)	$(0.35)	$(1.04)

Weighted average number of common shares
outstanding — basic and diluted	18,356,824	16,226,924	12,322,032

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

	Stockholders’ Equity
	Common Stock		Additional					Redeemable
	Number of		Paid-In	Preferred	Accumulated	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	Stock	Deficit	Interest	Equity	Interest

BALANCE — December 31, 2007	8,528,844	$85,000	$75,737,000	$—	$(9,766,000)	$1,000	$66,057,000	$—
Issuance of common stock	6,641,058	67,000	66,269,000	—	—	—	66,336,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(7,254,000)	—	—	—	(7,254,000)	—
Amortization of nonvested common stock compensation	—	—	15,000	—	—	—	15,000	—
Issuance of common stock under the DRIP	400,216	4,000	3,798,000	—	—	—	3,802,000	—
Repurchase of common stock	(84,308)	(1,000)	(796,000)	—	—	—	(797,000)	—
Distributions	—	—	—	—	(8,633,000)	—	(8,633,000)	—
Net loss	—	—	—	—	(12,826,000)	(1,000)	(12,827,000)	—

BALANCE — December 31, 2008	15,488,810	155,000	137,775,000	—	(31,225,000)	—	106,705,000	—
Issuance of common stock	1,322,313	13,000	13,202,000	—	—	—	13,215,000	—
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	—	8,000	—
Forfeiture of nonvested shares of common stock	(2,000)	—	(2,000)	—	—	—	(2,000)	—
Offering costs	—	—	(1,447,000)	—	—	—	(1,447,000)	—
Amortization of nonvested common stock compensation	—	—	18,000	—	—	—	18,000	—
Issuance of common stock under the DRIP	460,285	5,000	4,368,000	—	—	—	4,373,000	—
Repurchase of common stock	(244,954)	(3,000)	(2,380,000)	—	—	—	(2,383,000)	—
Distributions	—	—	—	—	(9,999,000)	—	(9,999,000)	—
Net loss	—	—	—	—	(5,719,000)	—	(5,719,000)	—

BALANCE — December 31, 2009	17,028,454	170,000	151,542,000	—	(46,943,000)	—	104,769,000	—
Issuance of common stock	2,401,917	24,000	23,958,000	—	—	—	23,982,000	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Offering costs	—	—	(2,604,000)	—	—	—	(2,604,000)	—
Amortization of nonvested common stock compensation	—	—	19,000	—	—	—	19,000	—
Issuance of common stock under the DRIP	462,877	5,000	4,392,000	—	—	—	4,397,000	—
Repurchase of common stock	(263,430)	(3,000)	(2,609,000)	—	—	—	(2,612,000)	—
Distributions	—	—	—	—	(11,034,000)	—	(11,034,000)	—
Net loss	—	—	—	—	(10,765,000)	—	(10,765,000)	—

BALANCE — December 31, 2010	19,632,818	$196,000	$174,704,000	$—	$(68,742,000)	$—	$106,158,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,765,000)	$(5,719,000)	$(12,827,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	13,243,000	12,309,000	12,610,000
(Gain) loss on property insurance settlements	—	(101,000)	16,000
Stock based compensation, net of forfeitures	25,000	24,000	21,000
Bad debt expense	223,000	446,000	544,000
Changes in operating assets and liabilities:
Accounts and other receivables	(953,000)	(726,000)	(712,000)
Other assets, net	(139,000)	233,000	(79,000)
Accounts payable and accrued liabilities	2,523,000	286,000	1,819,000
Accounts payable due to affiliates	146,000	(580,000)	324,000
Security deposits and prepaid rent	(605,000)	(454,000)	(149,000)

Net cash provided by operating activities	3,698,000	5,718,000	1,567,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(36,713,000)	(469,000)	(124,874,000)
Acquisition of management company	(5,513,000)	—	—
Acquisition of unconsolidated joint venture	(50,000)	—	—
Capital expenditures	(1,521,000)	(1,304,000)	(1,648,000)
Proceeds from property insurance settlements	153,000	194,000	360,000
Restricted cash	(936,000)	(245,000)	(476,000)

Net cash used in investing activities	(44,580,000)	(1,824,000)	(126,638,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	27,200,000	—	78,651,000
Payments on mortgage loan payables	(698,000)	(415,000)	(391,000)
Borrowings on unsecured note payables to affiliate	—	—	9,100,000
Payments on unsecured note payables to affiliate	(1,350,000)	—	(7,600,000)
Borrowings on line of credit	—	—	34,850,000
Payments on line of credit	—	(3,200,000)	(41,650,000)
Deferred financing costs	(293,000)	(4,000)	(1,050,000)
Security deposits	299,000	367,000	196,000
Proceeds from issuance of common stock	23,982,000	13,238,000	66,636,000
Repurchase of common stock	(2,612,000)	(2,383,000)	(797,000)
Payment of offering costs	(2,781,000)	(1,590,000)	(7,490,000)
Distributions	(6,486,000)	(5,676,000)	(4,414,000)

Net cash provided by financing activities	37,261,000	337,000	126,041,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,621,000)	4,231,000	970,000
CASH AND CASH EQUIVALENTS — Beginning of period	6,895,000	2,664,000	1,694,000

CASH AND CASH EQUIVALENTS — End of period	$3,274,000	$6,895,000	$2,664,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$11,614,000	$11,109,000	$10,376,000
Income taxes	$168,000	$120,000	$11,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$829,000	$—	$—
Investing Activities:
Accrued capital expenditures	$—	$26,000	$20,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Accounts and other receivables	$—	$—	$2,000
Other assets, net	$49,000	$—	$141,000
Accounts payable and accrued liabilities	$364,000	$—	$399,000
Security deposits and prepaid rent	$230,000	$—	$521,000
Financing Activities:
Issuance of common stock under the DRIP	$4,397,000	$4,373,000	$3,802,000
Distributions declared but not paid	$999,000	$848,000	$898,000
Accrued offering costs	$10,000	$44,000	$187,000
Receivable for issuance of common stock	$—	$—	$23,000

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The use of the words “the Company,” “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

1.	Organization and Description of Business

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006 and therefore we consider that our date of inception. On December 29, 2010, our board of directors adopted an amendment to our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc. We are in the business of acquiring and holding a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced our follow-on offering, in which we offered to the public up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000, or the maximum offering. As explained in more detail below, we suspended the primary portion of our follow-on offering on December 31, 2010. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP.

Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Management Agreement. In order to transition the capital formation function to a successor managing broker-dealer, on November 5, 2010, we entered into a new Dealer Manager Agreement, or the RCS Dealer Manager Agreement, with Realty Capital Securities, LLC, or RCS, whereby RCS agreed to serve as our exclusive dealer manager effective upon the satisfaction of certain conditions, including receipt of a no-objections notice from the Financial Industry Regulatory Authority, or FINRA, in connection with our follow-on offering. On November 12, 2010, we suspended our follow-on offering pending receipt of such no-objections notice. As of December 31, 2010, RCS had not yet received a no-objections notice from FINRA and, having no effective dealer manager agreement in place, we suspended the primary portion of our follow-on offering. As of February, 28, 2011, RCS still had not received a no-objections notice from FINRA relating to our follow-on offering. Recently, general market conditions had caused us and RCS to reconsider the merits of continuing the follow-on offering. Therefore, on February 28, 2011, we provided written notice to RCS that we were terminating the RCS Dealer Manager Agreement, effective immediately. As a result, we currently do not have a dealer manager. We cannot make assurances that we will enter into a new dealer manager agreement or that we will offer shares of our common stock to the public in the future.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. On December 30, 2010, our operating partnership filed a Certificate of Amendment of a Certificate of Limited Partnership with the Commonwealth of Virginia State Corporation Commission to change the name of the operating partnership from Grubb & Ellis Apartment REIT Holdings, LP to Apartment Trust of America Holdings, LP. Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement.

Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC, or ROC REIT Advisors. Prior to the termination of the Grubb & Ellis Advisory Agreement, the Company’s day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with the Company in that all of the Company’s executive officers, Stanley J. Olander, Jr., David L. Corneal and Gustov G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Corneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement. Pursuant to the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice without cause or penalty. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010 and our Former Advisor no longer serves as our company’s advisor. In connection with the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor has notified us that it has elected to defer the redemption of its Incentive Limited Partnership Interest (as such term is defined in the agreement of limited partnership for our company’s operating partnership) until, generally, the earlier to occur of (i) a listing of our shares on a national securities exchange or national market system or (ii) a liquidity event. See Note 19, Subsequent Events - Termination of the Grubb & Ellis Advisory Agreement, for a further discussion of the termination of the Grubb & Ellis Advisory Agreement.

On February 25, 2011 we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors, LLC, referred to herein as our Advisor. Our Advisor is affiliated with us in that ROC REIT Advisors is owned by Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, each of whom are executive officers of our company. The new advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. Pursuant to the terms of the new advisory agreement, our Advisor will use its commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor is also obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally will (i) provide and perform the day-to-day management of our company; (ii) serve as our company’s investment advisor; (iii) locate, analyze and select potential investments for our company and structure and negotiate the terms and conditions of acquisition and disposition transactions; (iv) arrange for financing and refinancing with respect to investments by our company; and (v) enter into leases and service contracts with respect to the investments by our company. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to our company and its stockholders. See Note 19, Subsequent Events — New Advisory Agreement for a discussion of the new advisory agreement with ROC REIT Advisors.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we owned nine properties in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units and one property in North Carolina consisting of 160 apartment units for an aggregate of 15 properties consisting of 3,973 apartment units, which had an aggregate purchase price of $377,787,000.

On August 27, 2010, we entered into definitive agreements to acquire nine multifamily apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management. On September 30, 2010, we acquired (from an unaffiliated party) Mission Rock Ridge Apartments, or the Mission Rock Ridge property, located in Arlington, Texas, for a purchase price of $19,857,000, plus closing costs. The Mission Rock Ridge property is the first of nine multifamily apartment properties that we intended to acquire. We intended to acquire the remaining eight properties, or the DST properties, from Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as a trustee. As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of our board of directors, on February 28, 2011, we provided the respective DSTs written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements. See Note 3, Real Estate Investments — Acquisitions in Real Estate Investments, for a further discussion. See also Item 3 — Legal Proceedings for more detail regarding the pending litigation in connection with such properties.

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2010 and 2009, we owned a 99.99% general partnership interest in our operating partnership. As of December 31, 2010 and 2009, our Former Advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our Former Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had an accumulated deficit of $68,742,000 and $46,943,000 as of December 31, 2010 and 2009, respectively. As discussed further in Note 7, Mortgage Loan Payables, Net and Unsecured Note Payable to Affiliate — Unsecured Note Payable to Affiliate, as of December 31, 2010, we had an outstanding principal amount under an unsecured note payable to affiliate of $7,750,000, which is due on July 17, 2012. We plan to either repay the unsecured note payable to affiliate using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit.

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

Management fees are recognized when earned in accordance with each management contract. We receive fees for property management and related services provided to third parties. These fees are in management fee income on the consolidated income statement. Management fees are based on a percentage of revenues for the

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service.

Receivables are carried net of an allowance for uncollectible receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Such allowance is charged to bad debt expense which is included in rental expense in 2010 and general and administrative in 2009 and 2008 in our accompanying consolidated statements of operations. We determine the adequacy of this allowance by continually evaluating individual tenants’ receivables considering the tenant’s financial condition and security deposits and current economic conditions. No allowance for uncollectible accounts as of December 31, 2010 and 2009 was determined to be necessary to reduce receivables to our estimate of the amount recoverable. During the years ended December 31, 2010, 2009 and 2008, $223,000, $446,000 and $544,000, respectively, of receivables were directly written off to bad debt expense.

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

As of December 31, 2010 and 2009, we did not have any properties held for sale.

Purchase Price Allocation of Properties

In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leases, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2010 and 2009, we did not have any amounts allocated to above or below market leases.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus a market renewal lease term.

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

Purchase Price Allocation of Management Company

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date. We obtained third-party valuations of material intangible assets acquired, including tenant relationships and termination fee intangibles, which were based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of cash flows from property management contracts acquired as part of the Mission Residential Management acquisition. We also performed fair value estimates of the liabilities assumed in the acquisition internally for the above market lease obligation

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed and the paid time off liability assumed. Costs in excess of the net fair values of assets and liabilities acquired is recorded as goodwill.

We record and amortize above market leases assumed in the acquisition of a business over the life of the lease on a straight-line basis.

The fair values of the intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Finite-lived intangible assets are amortized using a method of amortization consistent with our expected future cash flows in the period in which those assets are expected to be received. We do not amortize indefinite lived intangibles and goodwill.

Goodwill and Identified Intangible Assets, Net

We will perform annual impairment tests on goodwill and more often if events occur or circumstances change in accordance with the applicable guidance for accounting for goodwill and other intangible assets. As of December 31, 2010 and 2009, goodwill of $3,751,000 and zero, respectively, were included in the accompanying consolidated balance sheets.

During the fourth quarter of 2010, we, through MR Property Management LLC, or MR Property Management, a taxable REIT subsidiary, or TRS, of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3,751,000 of goodwill. See Note 4, Goodwill and Identified Intangible Assets, Net, for additional detail.

Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions and tenant relationship intangibles and an expected termination fee intangible resulting from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management in the fourth quarter of 2010. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Tenant relationship intangibles are amortized on a basis consistent with estimated cash flows from these intangible assets.

Operating Properties, Net

We carry our operating properties at the lower of historical cost less accumulated depreciation. Properties held for sale are carried at fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. For the years ended December 31, 2010, 2009 and 2008, there were no impairment losses recorded.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Unconsolidated Joint Venture

We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operations and financial policies of the investee. We will also use the equity method when we function as the managing member and our joint venture partner has substantive participating rights or where we can be replaced by our joint venture as a managing member without cause. For a joint venture accounted for under the equity method, our share of net earnings or losses is reflected as income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether a joint venture is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related acquisitions, dispositions, budgeting and financing of the entity; obligation to absorb losses and preferential returns; and the nature of our partner’s primary operations. As of December 31, 2010, we assessed our joint venture arrangement as a variable interest entity where Apartment Trust of America, Inc., was not the primary beneficiary, as the joint venture has been deemed to be an entity under the common control of its two 50% owners.

We will continually evaluate our investment in unconsolidated joint venture when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the equity, the financial condition and long-term prospects of the entity, and the relationship with the other joint venture partner and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment will be recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our equity method investment. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our consolidated financial statements.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, that are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Stock Compensation

We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our 2006 Incentive Award Plan, or our 2006 Plan. See Note 12, Equity — 2006 Incentive Award Plan for a further discussion of grants under our 2006 Plan.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2006, and we intend to continue to be taxes as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. During 2010, we acquired substantially all of the assets and certain liabilities of Mission Residential Management through our taxable REIT subsidiary, MR Property Management, including an in-place work force to perform property management and leasing services for our properties. MR Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties.

We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as TRSs. TRSs are subject to both federal and state income taxes. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2010 and 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the years ended December 31, 2010, 2009 and 2008.

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

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarifies existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of items within level 3 of the hierarchy, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which will only apply to our future disclosures on fair value of financial instruments provided in future

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filings with the Securities and Exchange Commission, or the SEC. The adoption of the level 3 disclosures in ASU 2010-06 will not have a material impact on our footnote disclosures.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will not have a material impact on our consolidated financial statements.

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Land	$45,747,000	$41,926,000
Land improvements	24,266,000	22,066,000
Building and improvements	304,729,000	274,199,000
Furniture, fixtures and equipment	12,230,000	10,799,000

	386,972,000	348,990,000

Less: accumulated depreciation	(36,302,000)	(24,052,000)

	$350,670,000	$324,938,000

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $12,460,000, $11,605,000 and $9,260,000, respectively.

Acquisition of Real Estate Investments

Acquisitions during the years ended December 31, 2010, 2009 and 2008 are detailed below. We reimbursed our Former Advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of December 31, 2010 and 2009, such fees and expenses paid to our Former Advisor or its affiliates did not exceed 6.0% of the purchase price of our acquisitions.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2010

Bella Ruscello Luxury Apartment Homes — Duncanville, Texas

On March 24, 2010, we purchased Bella Ruscello Luxury Apartment Homes, located in Duncanville, Texas, or the Bella Ruscello property, for a purchase price of $17,400,000, plus closing costs, from an unaffiliated party. We financed the purchase price of the Bella Ruscello property with a $13,300,000 secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $522,000, or 3.0% of the purchase price, to our Former Advisor and its affiliate.

Mission Rock Ridge Apartments — Arlington, Texas

On September 30, 2010, we purchased the Mission Rock Ridge property for a purchase price of $19,857,000, plus closing costs, from an unaffiliated party. We financed the purchase price of the Mission Rock Ridge property with a $13,900,000 secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $596,000, or 3.0% of the purchase price, to our Former Advisor and its affiliate.

Acquisitions in 2009

We did not complete any acquisitions for the year ended December 31, 2009.

Acquisitions in 2008

Arboleda Apartments — Cedar Park, Texas

On March 31, 2008, we purchased Arboleda Apartments, located in Cedar Park, Texas, or the Arboleda property, for a purchase price of $29,250,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Arboleda property through a secured loan of $17,651,000; $11,550,000 in borrowings under our loan with Wachovia Bank, National Association, or Wachovia, or the Wachovia Loan (see Note 8, Line of Credit); and $1,300,000 in proceeds from our initial offering. We paid an acquisition fee of $878,000, or 3.0% of the purchase price, to our Former Advisor and its affiliate.

Creekside Crossing — Lithonia, Georgia

On June 26, 2008, we purchased Creekside Crossing, located in Lithonia, Georgia, or the Creekside property, for a purchase price of $25,400,000, plus closing costs, from an unaffiliated third party. We financed the purchase price of the Creekside property through a secured loan of $17,000,000 and $9,487,000 in borrowings under the Wachovia Loan. We paid an acquisition fee of $762,000, or 3.0% of the purchase price, to our Former Advisor and its affiliate.

Kedron Village — Peachtree City, Georgia

On June 27, 2008, we purchased Kedron Village, located in Peachtree City, Georgia, or the Kedron property, for a purchase price of $29,600,000, plus closing costs, from unaffiliated third parties. We financed the purchase price of the Kedron property through a secured loan of $20,000,000; $6,513,000 in borrowings under the Wachovia Loan; $3,700,000 from an unsecured loan from NNN Realty Advisors, Inc., or NNN Realty Advisors (see Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate); and $1,000,000 in proceeds from our initial offering. We paid an acquisition fee of $888,000, or 3.0% of the purchase price, to our Former Advisor and its affiliate.

Canyon Ridge Apartments — Hermitage, Tennessee

On September 15, 2008, we purchased Canyon Ridge Apartments, located in Hermitage, Tennessee, or the Canyon Ridge property, for a purchase price of $36,050,000, plus closing costs, from an unaffiliated third

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party. We financed the purchase price of the Canyon Ridge property through a secured loan of $24,000,000; $7,300,000 in borrowings under the Wachovia Loan; $5,400,000 from an unsecured loan from NNN Realty Advisors; and $1,000,000 in proceeds from our initial offering. We paid an acquisition fee of $1,082,000, or 3.0% of the purchase price, to our Former Advisor and its affiliate.

4.	Goodwill and Identified Intangible Assets, Net

During the fourth quarter of 2010, we, through MR Property Management, a taxable REIT subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3,751,000 of goodwill.

In accordance with accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Beginning in 2011, our goodwill impairment test, to be performed during the fourth quarter of each year, will be a two-step test. The first step will identify whether there is a potential impairment by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, the second step of the impairment test will be required to measure the amount of any impairment loss. As goodwill was created from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management during the fourth quarter of 2010, no impairment test was performed in 2010.

The following table provides a summary of goodwill from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management on November 5, 2010:

Total purchase price	$5,513,000
Assumed Oakton above market lease(a)	250,000
Assumed paid time off liability(b)	348,000
Intangible asset — tenant relationships	(1,760,000)
Intangible asset — expected termination fees(c)	(600,000)

Goodwill	$3,751,000

(a)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheet with a net balance of $237,600 at December 31, 2010.

(b)	Included in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2010.

(c)	Represents termination fees due to terminations by property owners, as outlined in the asset purchase agreement, which is likely to be received by the company.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identified intangible assets, net are a result of the purchase of the Bella Ruscello Property, the Mission Rock Ridge Property and substantially all of the assets and certain liabilities of Mission Residential Management and consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

In-place leases, net of accumulated amortization of $126,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 2 months and 0 months as of December 31, 2010 and 2009, respectively)	$84,000	$—
Tenant relationships, net of accumulated amortization of $80,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 227 months and 0 months as of December 31, 2010 and 2009, respectively)	1,837,000	—
Tenant relationships — expected termination fees	600,000	—

	$2,521,000	$—

Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2010, 2009 and 2008 was $401,000, $249,000 and $2,460,000, respectively.

Estimated amortization expense on the identified intangible assets as of December 31, 2010 for each of the next five years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$393,000
2012	192,000
2013	165,000
2014	155,000
2015	143,000
Thereafter	873,000

5.	Investment in Unconsolidated Joint Venture

As of December 31, 2010, we had one investment in an unconsolidated joint venture. We account for this unconsolidated joint venture under the equity method of accounting. We recognize earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture.

NNN/Mission Residential Holdings, LLC

On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina with an aggregate of 1,066 units. We were not previously affiliated with NNN/MR Holdings. We acquired the ownership interest in NNN/MR Holdings, or the NNN/MR Holdings Interest, from Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, an affiliate of our Former Advisor. The remaining 50% is owned by Mission Residential, LLC, which consented to the transaction. We are not affiliated with Mission Residential, LLC. The four multi-family apartment properties are managed by our wholly-owned taxable REIT subsidiary, MR Residential Management, LLC. We paid $50,000 in cash as consideration for the NNN/MR Holdings Interest. We also assumed the obligation to fund up to $1.0 million in draws on credit line loans extended to the four master tenants by NNN/MR Holdings.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Deferred financing costs, net of accumulated amortization of $686,000 and
$440,000 as of December 31, 2010 and 2009, respectively	$1,481,000	$1,435,000
Prepaid expenses and deposits	555,000	366,000

	$2,036,000	$1,801,000

Amortization expense recorded on the deferred financing costs for the years ended December 31, 2010, 2009 and 2008 was $242,000, $319,000 and $754,000, respectively.

Estimated amortization expense on the deferred financing costs as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

2011	$261,000
2012	$261,000
2013	$261,000
2014	$257,000
2015	$175,000
Thereafter	$266,000

7.	Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate

Mortgage Loan Payables, Net

Mortgage loan payables were $244,598,000 ($244,072,000, net of discount) and $218,095,000 ($217,434,000, net of discount) as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.73% per annum. As of December 31, 2010, we had $183,598,000 ($183,072,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum. As of December 31, 2009, we had 10 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.42% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2009, we had $157,095,000, ($156,434,000, net of discount) of fixed rate debt, or 72.0% of mortgage loan payables, at a weighted average interest rate of 5.58% per annum and $61,000,000 of variable rate debt, or 28.0% of mortgage loan payables, at a weighted average effective interest rate of 2.45% per annum.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of December 31, 2010 and 2009, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. Eleven of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello property have monthly principal and interest payments.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan payables, net consisted of the following as of December 31, 2010 and 2009:

			December 31,
Property	Interest Rate	Maturity Date	2010	2009

Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,188,000	9,355,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,519,000	14,789,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,500,000	17,651,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,191,000	—
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900,000	—

			183,598,000	157,095,000
Variable Rate Debt:
Creekside Crossing	2.49%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.51%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.54%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			244,598,000	218,095,000

Less: discount			(526,000)	(661,000)

Mortgage loan payables, net			$244,072,000	$217,434,000

*	Represents the interest rate in effect as of December 31, 2010. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.

The principal payments due on our mortgage loan payables and an unsecured note payable to affiliate as of December 31, 2010 for each of the next five years ending December 31 and thereafter are as follows:

Year	Amount

2011	$875,000
2012	$8,704,000
2013	$1,571,000
2014	$15,385,000
2015	$86,285,000
Thereafter	$139,528,000

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payable to Affiliate

Unsecured note payables to NNN Realty Advisors, a wholly-owned subsidiary of Grubb & Ellis Company and an affiliate of our Former Advisor, were originally evidenced by unsecured promissory notes, each bearing interest at a fixed rate and requiring monthly interest-only payments for the terms of the unsecured note payables to affiliate. On November 10, 2009, we entered into a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors whereby we cancelled the outstanding promissory notes dated June 27, 2008 and September 15, 2008, and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note had an interest rate of 4.50% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note was subject to a one-time adjustment to a maximum rate of 6.0% per annum. On August 11, 2010, we amended the Consolidated Promissory Note, or the Amended Consolidated Promissory Note. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. As of December 31, 2010 and 2009, the outstanding principal amount under the Amended Consolidated Promissory Note was $7,750,000 and $9,100,000, respectively.

Because the loan pursuant to the Amended Consolidated Promissory Note represents a related party loan, the terms of the loan and the Amended Consolidated Promissory Note were approved by our board of directors, including a majority of our independent directors. See Note 19, Subsequent Events — Termination of the Grubb & Ellis Advisory Agreement.

8.	Line of Credit

Wachovia Loan

On November 1, 2007, we entered into a loan agreement, or the Wachovia Loan Agreement, with Wachovia Bank, National Association, for the Wachovia Loan, which had an original maturity date of November 1, 2008. We also entered into a Pledge Agreement with Wachovia Bank, National Association to initially secure the Wachovia Loan with (1) a pledge of 49.0% of our partnership interests in Apartment REIT Walker Ranch, L.P., Apartment REIT Hidden Lakes, L.P. and Apartment REIT Towne Crossing, L.P. and (2) 100% of our partnership interests in Apartment REIT Park at North Gate, L.P. We also agreed that we would pledge as security 100% of our ownership interests in our subsidiaries that have acquired or will acquire properties in the future if financed in part by the Wachovia Loan. Accrued interest under the Wachovia Loan was to be paid monthly and at maturity. Advances under the Wachovia Loan were to bear interest at the applicable LIBOR Rate plus a spread, as defined in the Wachovia Loan Agreement.

On December 21, 2007, March 31, 2008, June 26, 2008 and September 15, 2008, we entered into amendments to the Wachovia Loan Agreement and Pledge Agreement, in connection with our borrowings under the Wachovia Loan to finance our acquisitions and pledge certain interests of: (a) the Heights property and the Myrtles property; (b) the Arboleda property; (c) the Creekside property and the Kedron property; and (d) the Canyon Ridge property, respectively, and temporarily extended the aggregate principal amount available under the Wachovia Loan to up to $16,250,000. The material terms of the amendment to the Wachovia Loan Agreement entered into on September 15, 2008 also provided for an extension of the maturity date of the Wachovia Loan to November 1, 2009, at Wachovia’s sole and absolute discretion, in the event the outstanding principal amount of the Wachovia Loan was less than or equal to $6,000,000 on November 1, 2008, certain financial covenants and requirements were met and upon our payment of a $100,000 extension fee. On October 30, 2008, Wachovia extended the maturity date of the Wachovia Loan to November 1, 2009.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	Commitments and Contingencies

Litigation

On August 27, 2010, we entered into definitive agreements to acquire Mission Rock Ridge Apartments, substantially all of the assets and certain liabilities of Mission Residential Management, and eight additional apartment communities owned by eight separate Delaware Statutory Trusts for which an affiliate MR Holdings, LLC serves as trustee, or the DST properties, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the OP and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors who hold interests in the eight Delaware statutory trusts that hold the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. On December 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us. The investors have indicated, however, an intent to re-file the action against us in a separate complaint in Fairfax County. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense.

In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order.

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements in accordance with the terms of the agreements. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a loss is probable at this time.

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

Other Organizational and Offering Expenses

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be deferred and charged to stockholders’ equity as such amounts are reimbursed to our Advisor or its affiliates from the gross proceeds of our offerings. See Note 10, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Initial Offering

Prior to the termination of the Grubb & Ellis Advisory Agreement, our organizational and offering expenses, other than selling commissions, marketing support fees and due diligence expense reimbursements, incurred during our initial offering were being paid by our Former Advisor or its affiliates on our behalf. Other organizational and offering expenses included all expenses (other than selling commissions, the marketing support fees and due diligence expense reimbursements, which generally represented 7.0%, 2.5% and 0.5% of our gross offering proceeds, respectively) paid by us in connection with our initial offering. These expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering. On July 17, 2009, we terminated our initial offering. Since we are no longer raising additional proceeds from our initial offering, we will not be required to reimburse our Advisor or its affiliates for any additional other organizational and offering expenses incurred in connection with our initial offering.

Follow-On Offering

Prior to the termination of the Grubb & Ellis Advisory Agreement, our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Going forward, our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering, will be paid by our Advisor, or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2010, our Former Advisor and its affiliates had incurred expenses on our behalf of $2,465,000 in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2010. To the extent additional funds were raised from our follow-on offering, these amounts have become our liability. Management does not believe that this matter requires the recording of a loss contingency at this time.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10.	Related Party Transactions

Fees and Expenses Paid to Affiliates

During 2010, all of our executive officers and our non-independent directors were also executive officers and employees and/or holders of a direct or indirect interest in our Former Advisor, Grubb & Ellis Company or other affiliated entities. Also during 2010, we were a party to the Grubb & Ellis Advisory Agreement with our Former Advisor, and a dealer manager agreement, or the Grubb & Ellis Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, our former dealer manager. Until December 31, 2010, these agreements entitled our Former Advisor or its affiliates, and our former dealer manager or its affiliates, to specified compensation for certain services, as well as reimbursement of certain expenses.

On November 1, 2010, we received written notice from our Former Advisor that it had elected to terminate the Grubb & Ellis Advisory Agreement. Pursuant to the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010. On November 1, 2010, we also received written notice from Grubb & Ellis Securities that it had elected to terminate the Grubb & Ellis Dealer Manager Agreement. Pursuant to the Grubb & Ellis Dealer Manager Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice. Therefore, the Grubb & Ellis Dealer Manager Agreement terminated on December 31, 2010 and Grubb & Ellis Securities no longer serves as our dealer manager.

In the aggregate, for the years ended December 31, 2010, 2009 and 2008, we incurred fees and expenses of $9,487,000, $7,097,000 and $17,098,000, respectively, payable to our Former Advisor, and our former dealer manager, or their affiliates, as detailed below.

Offering Stage

Selling Commissions

Initial Offering

Pursuant to our initial offering, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2010, we did not incur any selling commissions to our former dealer manager with respect to our initial offering. For the years ended December 31, 2009 and 2008, we incurred $510,000 and $4,571,000, respectively, in selling commissions to our former dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our initial offering.

Follow-On Offering

Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, which terminated effective December 31, 2010, our former dealer manager was permitted to re-allow all or a portion of these fees to participating broker-dealers. For the years

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2010 and 2009, we incurred $1,644,000 and $408,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager from the gross proceeds of our follow-on offering.

Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees

Initial Offering

Pursuant to our initial offering, our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion of up to 1.5% of the gross offering proceeds for non-accountable marketing support fees to participating broker-dealers. In addition, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our former dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the years ended December 31, 2010, we did not incur any marketing support fees or due diligence expense reimbursements to our former dealer manager or its affiliates. For the years ended December 31, 2009 and 2008, we incurred $183,000 and $1,687,000, respectively, in marketing support fees and due diligence expense reimbursements to our former dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

Follow-On Offering

Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, which was terminated effective December 31, 2010, our former dealer manager was permitted to re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the years ended December 31, 2010 and 2009, we incurred $720,000 and $177,000, respectively, in dealer manager fees to our former dealer manager or its affiliates. Such fees are charged to stockholders’ equity as such amounts are reimbursed to our former dealer manager or its affiliates from the gross proceeds of our follow-on offering.

Other Organizational and Offering Expenses

Initial Offering

Our other organizational and offering expenses for our initial offering were paid by our Former Advisor or its affiliates on our behalf. Our Former Advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2010, we did not incur any organizational or offering expenses to our Former Advisors and its affiliates. For the years ended December 31, 2009 and 2008, we incurred $110,000 and $996,000, respectively, in offering expenses to our Former Advisor and its affiliates. Other organizational expenses were expensed as incurred, and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our Former Advisor or its affiliates from the gross proceeds of our initial offering.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Follow-On Offering

Until December 31, 2010, our other organizational and offering expenses for our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Pursuant to the Grubb & Ellis Advisory Agreement, which was terminated effective December 31, 2010, our Former Advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2010 and 2009, we incurred $240,000 and $59,000, respectively, in offering expenses to our Former Advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts were reimbursed to our Former Advisor or its affiliates from the gross proceeds of our follow-on offering.

Acquisition and Development Stage

Acquisition Fee

Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our Former Advisor or its affiliates received a 2.0% origination fee as compensation for any real estate-related investment acquired. For the years ended December 31, 2010, 2009 and 2008, we incurred $1,228,000, $0 and $3,609,000, respectively, in acquisition fees to our Former Advisor or its affiliates. For the years ended December 31, 2010 and 2009, acquisition fees in connection with the acquisition of properties were expensed as incurred in accordance with ASC Topic 805 and are disclosed as a separate line item in our accompanying consolidated statements of operations. For the year ended December 31, 2008, acquisition fees in connection with the acquisition of properties were capitalized as part of the purchase price allocations.

Reimbursement of Acquisition Expenses

Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, could not exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees, real estate commissions and other fees paid to unaffiliated parties could not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits were approved by a majority of our disinterested independent directors. Effective July 17, 2009, our Former Advisor or its affiliates were reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which was to be paid regardless of whether an asset is acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties. As of December 31, 2010 and 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.

For the years ended December 31, 2010 we incurred $8,000 for such expenses to our Former Advisor and its affiliates, excluding amounts our Former Advisor and its affiliates paid directly to third parties. For the year ended December 31, 2009, we did not incur any acquisition expenses to our Former Advisor and its affiliates, including amounts our Former Advisor and its affiliates paid directly to third parties. For the years ended December 31, 2008, we incurred $4,000 for such expenses to our Former Advisor and its affiliates, excluding amounts our Former Advisor and its affiliates paid directly to third parties. Beginning January 1, 2009, acquisition expenses were expensed as incurred in accordance with ASC Topic 805 and are disclosed as a

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate line item in our accompanying consolidated statements of operations. For the years ended December 31, 2008, acquisition expenses were capitalized as part of the purchase price allocations.

Operational Stage

Asset Management Fee

Pursuant to the Grubb & Ellis Advisory Agreement, which was terminated effective December 31, 2010, until November 1, 2008, our Former Advisor or its affiliates received a monthly fee for services rendered in connection with the management of our assets in an amount that equaled one-twelfth of 1.0% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum, cumulative, non-compounded, on average invested capital. The asset management fee was calculated and payable monthly in cash or shares of our common stock, at the option of our Former Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter.

Effective November 1, 2008, we reduced the monthly asset management fee our Former Advisor or its affiliates were entitled to receive from us in connection with the management of our assets from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. The asset management fee was calculated and payable monthly in cash or shares of our common stock, at the option of our Former Advisor, not to exceed one-twelfth of 0.5% of our average invested assets as of the last day of the immediately preceding quarter. Furthermore, effective January 1, 2009, and until December 31, 2010, no asset management fee was to be due or payable to our Former Advisor or its affiliates until the quarter following the quarter in which we generated funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.

For the years ended December 31, 2010, 2009 and 2008, we incurred $0, $0 and $2,563,000, respectively, in asset management fees to our Former Advisor and its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations. Our new Advisory Agreement with our new Advisor does not have an asset management fee structure in place and we do not foresee such a fee structure being established.

Property Management Fee

Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the years ended December 31, 2010, 2009 and 2008, we incurred property management fees of $1,156,000, $1,087,000 and $1,129,000, respectively, to our Former Advisor and its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

On-site Personnel Payroll

For the years ended December 31, 2010, 2009 and 2008, Grubb & Ellis Residential Management incurred payroll for on-site personnel on our behalf of $4,316,000, $3,926,000 and $2,138,000, respectively, which is included in rental expenses in our accompanying consolidated statements of operations.

Operating Expenses

Prior to the termination of the Grubb & Ellis Advisory Agreement, we reimbursed our Former Advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we were not permitted to reimburse our Former Advisor or its affiliates for operating expenses that exceeded the greater of: (1) 2.0% of our average invested assets, as defined in the

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grubb & Ellis Advisory Agreement; or (2) 25.0% of our net income, as defined in the Grubb & Ellis Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended December 31, 2010, 2009 and 2008, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets were 0.4%, 0.3% and 1.3%, respectively, for the 12 months ended December 31, 2010, 2009, and 2008. Our operating expenses as a percentage of net income were 20.1%, 14.3% and 1,182.8%, respectively, for the 12 months ended December 31, 2010, 2009 and 2008.

For the years ended December 31, 2010, 2009 and 2008, our former transfer agent, Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Transfer Agent, incurred operating expenses on our behalf of $26,000, $19,000 and $130,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.

Compensation for Additional Services

Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor and its affiliates were paid for services performed for us other than those required to be rendered by our Former Advisor and its affiliates under such agreement. The rate of compensation for these services was approved by a majority of our board of directors, including a majority of our independent directors, and could not exceed an amount that would be paid to unaffiliated third parties for similar services.

We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. The Services Agreement had an initial term of one-year and renewed automatically for successive one-year terms unless terminated prior to such renewal in accordance with its terms. On January 31, 2010, we terminated the Services Agreement with Grubb & Ellis Realty Investors. On February 1, 2010, we entered into an agreement, or the Transfer Agent Services Agreement, with Grubb & Ellis Transfer Agent, a wholly-owned subsidiary of Grubb & Ellis Equity Advisors, for transfer agent and investor services. The Transfer Agent Services Agreement had an initial term of one year and renewed automatically for successive one-year terms unless terminated prior to such renewal in accordance with its terms. Since Grubb & Ellis Equity Advisors is the managing member of our Former Advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated party for similar services. On November 3, 2010, we received notification of termination of the Transfer Agent Services Agreement from Grubb & Ellis Transfer Agent. According to the terms of the Transfer Agent Services Agreement, the Transfer Agent is required to provide us with a 180 day advance written notice for any termination. Accordingly, the Transfer Agent Services Agreement will terminate effective May 2, 2011, and Grubb & Ellis Transfer Agent will no longer be our transfer agent on such date. See Note 19, Subsequent Events — Termination of Transfer Agent Services Agreement, for a further discussion.

For the years ended December 31, 2010, 2009 and 2008, we incurred $73,000, $67,000 and $47,000, respectively, for investor services that Grubb & Ellis Transfer Agent or Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

For the years ended December 31, 2010, 2009 and 2008, our Former Advisor and its affiliates incurred $10,000, $19,000 and $44,000, respectively, in subscription agreement processing that Grubb & Ellis Transfer Agent or Grubb & Ellis Realty Investors provided to us. As another organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds of our initial offering and our follow-on offering, respectively.

For the years ended December 31, 2010, 2009 and 2008, we incurred $66,000, $7,000 and $4,000, respectively, for tax and internal controls compliance services that affiliates provided to us, which is also included in general and administrative in our accompanying consolidated statements of operations.

Liquidity Stage

Incentive Distribution upon Sales

Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of liquidation, our Former Advisor was to be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts which our Former Advisor received depended on the sale prices of properties upon liquidation. For the years ended December 31, 2010, 2009 and 2008, we did not pay any such distributions.

Incentive Distribution upon Listing

Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of a termination of agreement upon the listing of shares of our common stock on a national securities exchange, our Former Advisor was to be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeded the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depended upon the market value of our outstanding stock at the time of listing among other factors. Upon our Former Advisor’s receipt of such incentive distribution, our Former Advisor’s special limited partnership units were to be redeemed and our Former Advisor would not have been entitled to receive any further incentive distributions upon sale of our properties. For the years ended December 31, 2010, 2009 and 2008, we did not pay any such distributions.

Fees Payable upon Internalization of the Former Advisor

In connection with the termination of the Grubb & Ellis Advisory Agreement, the Former Advisor has notified us that it has elected to defer the redemption of its incentive limited partnership interest in our operating partnership until, generally, the earlier to occur of (i) a listing of our shares on a national securities exchange or national market system or (ii) a liquidity event.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of December 31, 2010 and 2009:

		December 31,
Entity	Fee	2010	2009

Grubb & Ellis Equity Advisors/ Grubb & Ellis Realty Investors	Operating Expenses	$2,000	$6,000
Grubb & Ellis Equity Advisors/ Grubb & Ellis Realty Investors	Offering Costs	—	14,000
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Dealer Manager Fees	15,000	30,000
Residential Management	Property Management Fees	92,000	90,000

		$109,000	$140,000

Unsecured Note Payables to Affiliate

For the years ended December 31, 2010, 2009 and 2008, we incurred $373,000, $544,000 and $220,000, respectively, in interest expense to NNN Realty Advisors. See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables to Affiliate — Unsecured Note Payable to Affiliate, for a further discussion.

New Advisory Agreement with Affiliate

On February 25, 2010, we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors. See Note 19, Subsequent Events — New Advisory Agreement, for a further discussion.

11.	Redeemable Noncontrolling Interest

The Grubb & Ellis Advisory Agreement provided that, upon a termination of the agreement in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our Former Advisor in connection with our conversion to a self-administered REIT, our Former Advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our Former Advisor would have received upon property sales as discussed in further detail in Note 10, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution was payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our Former Advisor, except that our Former Advisor was not permitted to elect to receive shares of our common stock to the extent that doing so would have caused us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of December 31, 2010 and 2009, we had not recorded any redemption amounts, as the redemption value of the special limited partnership interest was $0.

On November 1, 2010, we received written notice from our Former Advisor that it had elected to terminate the Grubb & Ellis Advisory Agreement. In connection with the termination of the Grubb & Ellis Advisory Agreement, on January 3, 2011, our Former Advisor elected to defer the redemption of its Incentive Limited Partnership Interest until, generally, the earlier to occur of (i) our company’s shares were listed on a national securities exchange or national market system or (ii) a liquidity event.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2010 and 2009, no shares of preferred stock were issued and outstanding.

Common Stock

Through July 17, 2009, we were offering and selling to the public up to 100,000,000 shares of our common stock, $0.01 par value per share, for $10.00 per share and up to 5,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP at $9.50 per share in our initial offering.

On July 20, 2009, we commenced a best efforts follow-on offering through which we proposed to offer for sale to the public an aggregate of 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock to be offered for sale at $10.00 per share and up to 5,000,000 shares of our common stock to be offered for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Effective December 21, 2010, we suspended the primary portion of our follow-on offering. Our charter authorizes us to issue 300,000,000 shares of our common stock.

On January 10, 2006, our Former Advisor purchased 22,223 shares of our common stock for a total cash consideration of $200,000 and was admitted as our initial stockholder. Through December 31, 2010, we had granted an aggregate of 17,000 shares of restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Plan, 2,800 of which had been forfeited through December 31, 2010. Through December 31, 2010, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,992,777 shares of our common stock in connection with our follow-on offering and 1,457,853 shares of our common stock pursuant to the DRIP, and we had also repurchased 592,692 shares of our common stock under our share repurchase plan. As of December 31, 2010 and 2009, we had 19,632,818 and 17,028,454 shares, respectively, of our common stock outstanding.

Noncontrolling Interest

Noncontrolling interest relates to the interests in our consolidated entities that are not wholly owned by us.

As of December 31, 2010 and 2009, we owned a 99.99% general partnership interest in our operating partnership and our Former Advisor owned a 0.01% limited partnership interest in our operating partnership. On December 31, 2010, the Grubb & Ellis Advisory Agreement was terminated. In connection with the termination, our Former Advisor elected to defer the redemption of its Incentive Limited Partnership Interest until, generally, the earlier to occur of (i) our company’s shares were listed on a national securities exchange or national market system, or (ii) a liquidity event. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest.

Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in our initial offering and in our follow-on offering. For the years ended December 31, 2010, 2009 and 2008, $4,397,000, $4,373,000 and $3,802,000, respectively, in distributions were reinvested and 462,877, 460,285 and 400,216 shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2010 and 2009, a total of

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13,850,000 and $9,453,000, respectively, in distributions were reinvested and 1,457,853 and 994,976 shares of our common stock, respectively, were issued pursuant to the DRIP.

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, to be effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until such time as the board of directors determines a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. Participants in the Amended and Restated DRIP will not incur any brokerage commissions, dealer manager fees, organizational and offering expenses, or service charges when purchasing shares under the Amended and Restated DRIP. Participants may terminate their participation in the Amended and Restated DRIP at any time by providing us with written notice. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

We intend to file a registration statement on Form S-3 with the Securities and Exchange Commission to register shares issuable pursuant to the Amended and Restated DRIP. Upon effectiveness of the Amended and Restated DRIP and the registration statement relating thereto, all distributions to stockholders participating in our distribution reinvestment program will be made pursuant to the Amended and Restated DRIP. Stockholders who are already enrolled in our distribution reinvestment program are not required to take any further action to enroll in the Amended and Restated DRIP.

Share Repurchase Plan

Our share repurchase plan that was effective through December 31, 2010, allowed for share repurchases by us upon request by stockholders when certain criteria are met by requesting stockholders. Share repurchases were made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock came exclusively from the proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.

Under our share repurchase plan, redemption prices ranged from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount equal to not less than 100% of the price paid per share following a four year holding period. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a qualifying disability, we must have received written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provided that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.

Our share repurchase plan provided that our board of directors may, in its sole discretion, repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or qualifying disability, as

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. Our board of directors determined that it was in our best interest to conserve cash, and, therefore, no other repurchases requested prior to or during 2010 were made.

Subsequent to December 31, 2010, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled.

For the years ended December 31, 2010, 2009 and 2008, we repurchased 263,430 shares of our common stock for an aggregate of $2,612,000, 244,954 shares of our common stock for an aggregate of $2,383,000 and 84,308 shares of our common stock for an aggregate of $797,000.

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

On each of June 12, 2007, June 25, 2008, June 23, 2009 and June 22, 2010, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On September 24, 2009, in connection with the resignation of one independent director and the concurrent election of a new independent director, 2,000 shares of restricted common stock were forfeited and we granted 1,000 shares of restricted common stock to the new independent director under our 2006 Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2010, 2009 and 2008, we recognized compensation expense of $25,000, $24,000 and $21,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations.

As of December 31, 2010 and 2009, there was $44,000 and $59,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2010, this expense is expected to be recognized over a remaining weighted average period of 2.89 years.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, the fair value of the nonvested shares of restricted common stock was $54,000 and $48,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2010, 2009, 2008, and 2007, and the changes for the years ended December 31, 2010, 2009 and 2008, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — December 31, 2007	4,200	$10.00
Granted	3,000	10.00
Vested	(1,800)	10.00
Forfeited	—	—

Balance — December 31, 2008	5,400	10.00
Granted	4,000	10.00
Vested	(2,600)	10.00
Forfeited	(2,000)	10.00

Balance — December 31, 2009	4,800	10.00
Granted	3,000	10.00
Vested	(2,400)	10.00
Forfeited	—	—

Balance — December 31, 2010	5,400	$10.00

Expected to vest — December 31, 2010	5,400	$10.00

13.	Fair Value of Financial Instruments

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

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2010 and 2009, the fair value of the mortgage loan payables was $252,417,000 and $218,400,000, respectively, compared to the carrying value of $244,072,000 and $217,434,000, respectively. For purposes of this fair value disclosure, we based our fair value estimate of mortgage loan payables on our internal valuation whereby we apply the discounted cash flow method to our expected cash flow payments due under our existing debt agreements based on level 3 inputs of a representative sample of our lenders’ market interest rate quotes as of December 31, 2010 and 2009 for debt with similar risk characteristics and maturities.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the unsecured note payable to affiliate is estimated using the sale price of the unsecured note payable on February 2, 2011 to G&E Apartment Lender LLC, an unaffiliated party. As of December 31, 2010, the fair value was $6,200,000 compared to a carrying value of $7,750,000. The fair value of the unsecured note payable to affiliate as of December 31, 2009 was not determinable due to the related party nature of the note compared to the carrying value of $9,100,000.

14.	Business Combinations

For the year ended December 31, 2010, we completed the acquisition of two consolidated properties, adding a total of 442 apartment units to our property portfolio. The aggregate purchase price was $37,257,000, plus closing costs and acquisition fees of $1,118,000, which are included in acquisition-related expenses in our accompanying consolidated statements of operations. See Note 3, Real Estate Investments — Acquisition of Real Estate Investments, for a listing of the properties acquired, the dates of acquisition and the amount of mortgage debt initially incurred or assumed in connection with such acquisition.

Results of operations for the property acquisitions are reflected in our consolidated statements of operations for the year ended December 31, 2010 for the period subsequent to the acquisition dates. For the period from the acquisition dates through December 31, 2010, we recognized $1,830,000 in revenues and $289,000 in net loss for the Bella Ruscello property and $622,000 in revenues and $114,000 in net loss for the Mission Rock Ridge property.

The fair value of the two properties at the time of acquisition, which was finalized during the third quarter of 2010, is shown below:

	Bella Ruscello	Mission Rock
	Property	Ridge Property

Land	$1,619,000	$2,201,000
Land improvements	1,226,000	974,000
Building and improvements	13,599,000	15,669,000
Furniture, fixtures and equipment	686,000	721,000
In-place leases	194,000	211,000
Tenant relationships	76,000	81,000

Total assets acquired	$17,400,000	$19,857,000

Management Company Acquisition

In keeping with our business plan of becoming a self-managed REIT, we acquired Mission Residential Management Company on November 5, 2010. The acquisition included the acquisition of the management company’s existing property management contracts and the assumption of those client relationships from the seller, the assumption of the management company’s above market office lease, and the assumption of the paid time off liability for employees continuing on with the management company. In addition, the agreement allowed for a termination fee adjustment to be paid to the Company, as acquirer of the management company, as terminations of contracts occur. The total purchase price was $5,513,000 in cash paid to the seller.

We have made preliminary estimates of the fair value of the assets and liabilities acquired from this acquisition. These preliminary fair value estimates have been allocated to the acquired identified intangible assets, above market lease, and paid time off liability, based in each case on their respective fair values at the date of acquisition. Goodwill was recorded to the extent the purchase price exceeded the preliminary fair value estimates of the net acquired assets. The completion of our purchase accounting for the assets and liabilities acquired from this acquisition is pending the completion of management’s final review of an appraisal of

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain assets acquired in the acquisition. Acquisition costs of $1,154,000 were expensed as incurred during the year ended December 31, 2010. Our preliminary estimated purchase price allocation is as follows:

Total purchase price	$5,513,000
Assumed Oakton above market lease(a)	250,000
Assumed paid time off liability(b)	348,000
Intangible asset — tenant relationships	(1,760,000)
Intangible asset — expected termination fees(c)	(600,000)

Goodwill	$3,751,000

(a)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheet with a net balance of $237,600 at December 31, 2010.

(b)	Included in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2010.

(c)	Represents termination fees due to terminations by property owners, as outlined in the asset purchase agreement, which is likely to be received by the company.

Assuming the acquisitions of the two properties and the one management company discussed above had occurred January 1, 2010, for the year ended December 31, 2010, pro forma revenues, net loss, net loss attributable to controlling interest, and net loss per basic and diluted share would have been $47,909,000, $(11,298,000), $(11,298,000) and $(0.62), respectively.

Assuming the acquisitions of the two properties and the one management company discussed above had occurred January 1, 2009, for the year ended December 31, 2009, pro forma revenues, net loss, net loss attributable to controlling interest, and net loss per basic and diluted share would have been $45,573,000, $(4,607,000), $(4,607,000) and $(0.28), respectively.

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of intangible assets acquired in the acquisition. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15.	Tax Treatment of Distributions

The income tax treatment for distributions per common share reportable for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010		2009		2008

Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.60	100	0.63	100	0.70	100

	$0.60	100%	$0.63	100%	$0.70	100%

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Concentration of Credit Risk

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

As of December 31, 2010, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 60.2%, 14.1%, 13.1%, 8.8% and 3.8%, respectively, of our total rental income and other property revenues for the year ended December 31, 2010. As of December 31, 2009, we owned seven properties located in Texas, two properties in Georgia, and two properties in Virginia, which accounted for 56.5%, 15.0%, and 14.6%, respectively, of our total revenues for the year ended December 31, 2009. As of December 31, 2008, we owned seven properties in Texas and two properties in Virginia, which accounted for 65.9% and 16.9%, respectively, of our total revenues for the year ended December 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

17.	Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of December 31, 2010 and 2009, there were 5,400 shares and 4,800 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Revenues	$13,051,000	$9,930,000	$9,875,000	$9,265,000
Expenses	(13,285,000)	(11,143,000)	(8,272,000)	(8,317,000)

Income from operations	(234,000)	(1,213,000)	1,603,000	948,000
Other expense, net	(3,141,000)	(2,989,000)	(2,973,000)	(2,766,000)

Net loss	(3,375,000)	(4,202,000)	(1,370,000)	(1,818,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to controlling interest	$(3,375,000)	$(4,202,000)	$(1,370,000)	$(1,818,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.18)	$(0.22)	$(0.08)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	19,624,769	18,782,212	17,984,572	17,286,626

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Revenues	$9,423,000	$9,405,000	$9,259,000	$9,378,000
Expenses	(7,651,000)	(8,037,000)	(7,951,000)	(7,996,000)

Income from operations	1,772,000	1,368,000	1,308,000	1,382,000
Other expense, net	(2,862,000)	(2,933,000)	(2,894,000)	(2,860,000)

Net loss	(1,090,000)	(l,565,000)	(1,586,000)	(1,478,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to controlling interest	$(1,090,000)	$(1,565,000)	$(1,586,000)	$(1,478,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.06)	$(0.10)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	16,780,769	16,384,198	16,042,294	15,688,833

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

Share Repurchases

In January 2011, we did not repurchase any shares of our common stock under our share repurchase plan. On February 24, 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled.

Status of our Follow-On Offering

Effective December 31, 2010, the primary portion of our follow-on offering was suspended.

Termination of the Grubb & Ellis Advisory Agreement

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement. In accordance with the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice without cause of penalty. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010 and the Former Advisor no longer serves as our company’s advisor. In connection with the termination of the Grubb & Ellis Advisory Agreement, on January 3, 2011, the Former Advisor notified us that it has elected to defer the redemption of its Incentive Limited Partnership Interest (as such term is defined in the agreement of limited partnership for our company’s operating partnership) until, generally, the earlier to occur of (i) a listing of our shares on a national securities exchange or national market system or (ii) a liquidity event.

New Advisory Agreement

On February 25, 2010, we entered into a new advisory agreement among us, our operating partnership and our Advisor, ROC REIT Advisors. Our Advisor is affiliated with us in that ROC is owned by Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, each of whom are executive officers of our company. The new advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. Pursuant to the terms of the new advisory agreement, our Advisor will use its commercially reasonable efforts to present to us a continuing and suitable investment program and opportunities to make investments consistent with our investment policies. Our Advisor is also obligated to provide us with the first opportunity to purchase any Class A income producing multi-family property which satisfies our investment objectives. In performing these obligations, our Advisor generally will (i) provide and perform our day-to-day management; (ii) serve as our investment advisor; (iii) locate, analyze and select potential investments for us and structure and negotiate the terms and conditions of acquisition and disposition transactions; (iv) arrange for financing and refinancing with respect to our investments; and (v) enter into leases and service contracts with respect to our investments. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to us and our stockholders.

Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to receive certain fees from the Company for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, the Company shall pay the Advisor an acquisition fee that shall not exceed (A) 1.0% of the contract purchase price of properties, and (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities shall not exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s directors not interested in such transaction and by a majority of the Company’s independent directors not interested in such transaction and such transaction is determined to be commercially competitive, fair and reasonable to the Company. Furthermore, in connection with a sale of a property in which the Advisor or any affiliate of the Advisor provides a substantial amount of services, the Company shall pay to the Advisor or its affiliate a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission; provided, however, that in no event may total real estate commissions paid to all persons by the Company with respect to the sale of such property exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. As compensation for services rendered in connection with the management of the Company’s assets, the Company shall pay a monthly asset management fee to the Advisor equal to one-twelfth of 0.30% of the Company’s average invested assets as of the last day of the immediately preceding quarter; the asset management fee shall be payable monthly in arrears by the Company in cash equal to 0.25% of the Company’s average invested assets and in the Company’s shares of common stock equal to 0.05% of the Company’s average invested assets.

Upon listing the Company’s shares of common stock on a national securities exchange, the Advisor shall be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s shares of common stock plus distributions paid by the Company prior to the listing exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the Company’s invested capital plus (ii) the Company’s invested capital. Upon the sale of a real estate asset, the Company will pay the Advisor a subordinated performance fee equal to 15.0% of the net proceeds from such sale remaining after the Company’s stockholders have received distributions such that the owners of all outstanding shares have received distributions in an aggregate amount equal to the sum of, as of such point in time (i) a cumulative, non-compounded return equal to 8.0% per annum on the Company’s invested capital and (ii) the Company’s invested capital. Upon termination of the Advisory Agreement, unless such termination is by the Company because of a material breach of the Advisory Agreement by the Advisor or occurs upon a change of control of the Company, the Advisor shall be entitled to receive a subordinated performance fee equal to 15.0% of the amount by which the appraised value of the Company’s real estate assets and real estate-related securities on the date of termination of the Advisory Agreement, less the amount of all indebtedness secured by the Company’s real estate assets and real estate-related securities, plus the total distributions paid to the Company’s stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the Company’s invested capital plus (ii) the Company’s invested capital. Notwithstanding the foregoing, if termination of the Advisory Agreement occurs upon a change of control of the Company, the Advisor shall be entitled to payment of a subordinated performance fee equal to 15.0% of the amount by which the value of the Company’s real estate assets and real estate-related securities on the date of termination of the Advisory Agreement as determined in good faith by the Company’s board of directors, including a majority of the independent directors, less the amount of all indebtedness secured by the Company’s real estate assets and real estate-related securities, plus the total distributions paid to the Company’s stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the Company’s invested capital plus (ii) the Company’s invested capital. In addition, in the event of the origination or refinancing of any debt financing obtained by the Company, including the assumption of existing debt, that is used to acquire real estate assets or originate or acquire real estate-related securities or is assumed in connection with the acquisition of real estate assets or the origination or acquisition of real estate-related securities, and if the Advisor provides a substantial amount of services in connection therewith, the Company will pay to the Advisor a financing coordination fee equal to 1.0% of the amount available to the Company and/or outstanding under such debt financing.

In addition to the compensation paid to the Advisor, the Company shall pay directly or reimburse the Advisor for all the expenses paid or incurred by the Advisor or its affiliates in connection with the services

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided to the Company. However, the Company shall not reimburse the Advisor at the end of any fiscal quarter in which total operating expenses incurred by the Advisor for the four consecutive fiscal quarters then ended exceed the greater of 2.0% of the Company’s average invested assets or 25.0% of the Company’s net income for such year, unless the independent directors of the Company determine such excess expenses are justified.

If the Company’s board of directors elects to internalize any management services provided by the Advisor, the Company shall not pay any compensation or other remuneration to the Advisor or its affiliates in connection with the internalization transaction.

Furthermore, subject to certain limitations in the Advisory Agreement and the Company’s charter, the Company has agreed to indemnify and hold harmless the Advisor and its affiliates from all losses and liabilities arising in performance of their duties under the Advisory Agreement.

The Advisory Agreement may be terminated by either the Company or the Advisor upon 60 days’ written notice without cause and without penalty.

Termination of Dealer Manager Agreement

Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities. On November 1, 2010, we received written notice from Grubb & Ellis Securities that it had elected to terminate the Grubb & Ellis Dealer Manager Agreement, dated June 22, 2009, between our company and Grubb & Ellis Securities. Pursuant to the Grubb & Ellis Dealer Manager Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice. Therefore, the Grubb & Ellis Dealer Manager Agreement terminated on December 31, 2010 and Grubb & Ellis Securities no longer serves as our dealer manager.

On November 5, 2010, we entered into the RCS Dealer Manager Agreement with RCS, whereby RCS agreed to assume the role of dealer manager after the termination of the Grubb & Ellis Dealer Manager Agreement, subject to the satisfaction of certain conditions, including the receipt of a no-objections notice from FINRA. As of February 28, 2011, RCS had not yet received a no-objections notice from FINRA relating to our follow-on offering. Recently, general market conditions had caused us and RCS to reconsider the merits of continuing the follow-on offering. Therefore, on February 28, 2011, we provided written notice to RCS that we were terminating the RCS Dealer Manager Agreement, effective immediately. As a result, we currently do not have a dealer manager. We cannot make assurances that we will enter into a new dealer manager agreement or that we will offer shares of our common stock to the public in the future.

Termination of Transfer Agent Services Agreement

On November 3, 2010, we received written notice from Grubb & Ellis Transfer Agent, our former transfer agent, that it had elected to terminate the Transfer Agent Services Agreement. Pursuant to the Transfer Agent Services Agreement, Grubb & Ellis Transfer Agent was permitted to terminate the Transfer Agent Services Agreement upon 180 days’ written notice. Accordingly, in January 2011, we appointed DST Systems, Inc. to serve as our company’s transfer agent.

Declaration of Distributions

On December 28, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2011 and ending on January 31, 2011. The distributions were calculated based on 365 days in the calendar year and will be equal to $0.0016438 per share of common stock, which is equal to an annualized distribution rate of 6.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrears. The distributions declared for each record date were paid in February 2011 from legally available funds.

On February 24, 2011, the board of directors authorized a daily distribution to its stockholders of record as of the close of business on each day of the period commencing on March 1, 2011 and ending on June 30, 2011. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.0008219 per share of common stock, which is equal to an annualized distribution rate of 3.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the March 2011, April 2011, May 2011 and June 2011 periods will be paid in April 2011, May 2011, June 2011 and July 2011, respectively, only from legally available funds.

Termination of Share Repurchase Plan

On February 24, 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our company’s share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled.

Engagement of Robert A. Stanger & Co., Inc.

On February 24, 2011, our board of directors authorized us to engage the investment banking firm of Robert A. Stanger & Co., Inc., or Stanger, to advise our management regarding strategic alternatives available to us. We believe that Stanger possesses extensive knowledge and experience in the real estate finance industry, which will enable our management to more effectively assess available alternatives for enhancing stockholder value. Also on February 24, 2011, our board of directors appointed Glenn W. Bunting, Jr. as our lead independent director to work with representatives of Stanger to explore strategic alternatives for our company.

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors adopted the Amended and Restated DRIP. See Note 12, Equity — Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
December 31, 2010

						Gross Amount at Which Carried at
			Initial Cost to Company			Close of Period
				Building,			Building,
				Improvements	Cost Capitalized		Improvements
				and	Subsequent to		and			Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition(a)	Land	Fixtures	Total(b)		Depreciation(d)(e)	Construction	Acquired

Walker Ranch Apartment Homes (Residential)	San Antonio, TX	$20,000,000	$3,025,000	$28,273,000	$139,000	$3,025,000	$28,412,000	$31,437,000		$(4,363,000)	2004	10/31/06
Hidden Lake Apartment Homes (Residential)	San Antonio, TX	19,218,000	3,031,000	29,540,000	302,000	3,031,000	29,842,000	32,873,000		(3,615,000)	2004	12/28/06
Park at Northgate (Residential)	Spring, TX	10,295,000	1,870,000	14,958,000	228,000	1,870,000	15,186,000	17,056,000		(2,304,000)	2002	06/12/07
Residences at Braemar (Residential)	Charlotte, NC	9,188,000	1,564,000	13,718,000	101,000	1,564,000	13,819,000	15,383,000		(1,837,000)	2005	06/29/07
Baypoint Resort (Residential)	Corpus Christi, TX	21,612,000	5,306,000	28,522,000	809,000	5,306,000	29,331,000	34,637,000		(3,129,000)	1998	08/02/07
Towne Crossing Apartments (Residential)	Mansfield, TX	14,519,000	2,041,000	19,079,000	263,000	2,041,000	19,342,000	21,383,000		(2,638,000)	2004	08/29/07
Villas of El Dorado (Residential)	McKinney, TX	13,600,000	1,622,000	16,741,000	507,000	1,622,000	17,248,000	18,870,000		(2,680,000)	2002	11/02/07
The Heights at Olde Towne (Residential)	Portsmouth, VA	10,475,000	2,513,000	14,957,000	315,000	2,513,000	15,272,000	17,785,000		(1,548,000)	1972	12/21/07
The Myrtles at Olde Towne (Residential)	Portsmouth, VA	20,100,000	3,698,000	33,319,000	137,000	3,698,000	33,456,000	37,154,000		(3,154,000)	2004	12/21/07
Arboleda Apartments (Residential)	Cedar Park, TX	17,500,000	4,051,000	25,928,000	114,000	4,051,000	26,042,000	30,093,000		(2,393,000)	2007	03/31/08
Creekside Crossing (Residential)	Lithonia, GA	17,000,000	5,233,000	20,699,000	111,000	5,233,000	20,810,000	26,043,000		(2,080,000)	2003	06/26/08
Kedron Village (Residential)	Peachtree City, GA	20,000,000	4,057,000	26,144,000	244,000	4,057,000	26,388,000	30,445,000		(2,705,000)	2001	06/27/08
Canyon Ridge Apartments (Residential)	Hermitage, TN	24,000,000	3,915,000	32,987,000	125,000	3,915,000	33,112,000	37,027,000		(3,223,000)	2005	09/15/08
Bella Ruscello Luvury Apartment Homes (Residential)	Duncanville, TX	13,191,000	1,620,000	15,510,000	84,000	1,620,000	15,594,000	17,214,000		(443,000)	2008	03/24/10
Mission Rock Ridge Aparments (Residential)	Arlington, TX	13,900,000	2,201,000	17,364,000	7,000	2,201,000	17,371,000	19,572,000		(190,000)	2003	09/30/10

Total		$244,598,000	$45,747,000	$337,198,000	$4,028,000	$45,747,000	$341,225,000	$386,972,000	(c)	$(36,302,000)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

APARTMENT TRUST OF AMERICA, INC.
(Formerly known as Grubb & Ellis Apartment REIT, Inc.)

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)

(b) The changes in total real estate for the years ended December 31, 2010, 2009 and 2008 are as follows:

Amount

Balance as of December 31, 2007	$223,938,000
Acquisitions	122,942,000
Additions	1,698,000
Dispositions	(681,000)

Balance as of December 31, 2008	$347,897,000
Acquisitions	—
Additions	1,382,000
Dispositions	(289,000)

Balance as of December 31, 2009	$348,990,000
Acquisitions	36,695,000
Additions	1,706,000
Dispositions	(419,000)

Balance as of December 31, 2010	$386,972,000

(c)	The aggregate cost of our real estate for federal income tax purposes is $394,642,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 are as follows:

Amount

Balance as of December 31, 2007	$3,552,000
Additions	9,260,000
Dispositions	(182,000)

Balance as of December 31, 2008	$12,630,000
Additions	11,605,000
Dispositions	(183,000)

Balance as of December 31, 2009	$24,052,000
Additions	12,441,000
Dispositions	(191,000)

Balance as of December 31, 2010	$36,302,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of March, 2011.

Apartment Trust of America, Inc.

By:	/s/ Stanley J. Olander, Jr.
Stanley J. Olander, Jr.
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial
officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ Stanley J. Olander, Jr. Stanley J. Olander, Jr.	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)	March 25, 2011

By	/s/ Andrea R. Biller Andrea R. Biller	Director	March 25, 2011

By	/s/ Glenn W. Bunting, JR. Glenn W. Bunting, Jr.	Director	March 25, 2011

By	/s/ Robert A. Gary, IV Robert A. Gary, IV	Director	March 25, 2011

By	/s/ Richard S. Johnson Richard S. Johnson	Director	March 25, 2011

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, L.P. to Apartment Trust of America Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed November 9, 2006, and incorporated herein by reference)
3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007, and incorporated herein by reference)
3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2010, and incorporated herein by reference)
3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)
3.5	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference)
3.6	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007, and incorporated herein by reference)
3.7	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed November 9, 2006, and incorporated herein by reference)
3.8	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2010, and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009, and incorporated herein by reference)
4.2	Amended and Restated Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010, and incorporated herein by reference)
4.3	Amended and Restated Distribution Reinvestment Plan (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010, and incorporated herein by reference)
4.4	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2011, and incorporated herein by reference)
10.1	Advisory Agreement, dated February 25, 2011, by and between Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 1, 2011, and incorporated herein by reference)

10.2	Contract of Sale by and between Cedar Park Multifamily, Ltd. and Triple Net Properties, LLC, dated January 8, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)
10.3	Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Triple Net Properties, LLC, dated February 26, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)
10.4	Second Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Grubb & Ellis Realty Investors, LLC, dated March 7, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)
10.5	Third Amendment to Contract of Sale by and between Cedar Park Multifamily, Ltd. and Grubb & Ellis Realty Investors, LLC, dated March 27, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)
10.6	Sale Agreement Assignment by and between Grubb & Ellis Realty Investors, LLC and G & E Apartment REIT Arboleda, LLC, dated March 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)
10.7	Fixed+1 Multifamily Note by G & E Apartment REIT Arboleda, LLC in favor of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)
10.8	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by G & E Apartment REIT Arboleda, LLC for the benefit of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.9	Second Amendment to and Waiver of Loan Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, date March 31, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.10	Amended and Restated Promissory Note by Grubb & Ellis Apartment REIT, Inc. in favor of Wachovia Bank, National Association, dated March 31, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.11	Second Amended and Restated Pledge Agreement (Membership and Partnership Interests) by and between Wachovia Bank, National Association and Grubb & Ellis Apartment REIT Holdings, L.P., dated March 31, 2008 (included as Exhibit 10.10 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)
10.12	Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.13	First Amendment to Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.14	Purchase and Sale Agreement by and between AMLI at Peachtree City-Phase I, LLC, AMLI at Peachtree City-Phase II, LLC and Grubb and Ellis Realty Investors, LLC, dated June 23, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.15	Assignment and Assumption of Real Estate Purchase Agreement by and between Grubb & Ellis Realty Investors, LLC and G & E Apartment REIT Kedron Village, LLC, dated June 27, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.16	Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated June 27, 2008 (included as Exhibit 10.14 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)
10.17	Amended and Restated Consolidated Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated August 11, 2010 (included a Exhibit 10.1 to our Current Report on Form 8-K filed August 17, 2010, and incorporated herein by reference)

10.18	Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated July 10, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.19	First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated July 18, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 21, 2008 and incorporated herein by reference)
10.20	Second Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated June 3, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2010 and incorporated herein by reference)
10.21	First Amendment to Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated August 15, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.22	Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G & E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.23	Multifamily Note by G & E Apartment REIT Canyon Ridge, LLC to the order of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.24	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G & E Apartment REIT Canyon Ridge, LLC for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.25	Guaranty by G & E Apartment REIT, Inc. for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.26	Fourth Amendment to and Waiver of Loan Agreement between Grubb & Ellis Apartment REIT, Inc. and Wachovia Bank, National Association, dated September 15, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.27	Fourth Amended and Restated Pledge Agreement by and between Wachovia Bank, National Association and Grubb and Ellis Apartment REIT Holdings, L.P., dated September 15, 2008 (included as Exhibit 10.8 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.28	Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated September 15, 2008 (included as Exhibit 10.9 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)
10.29	Assignment and Assumption of Real Estate Purchase and Sale Agreement by and between Grubb & Ellis Realty Investors, LLC and G & E Apartment REIT Canyon Ridge, LLC, dated September 15, 2008 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed September 25, 2008 and incorporated herein by reference)
10.30	Amendment No. 1 to First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated as of November 26, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2008 and incorporated herein by reference)
10.31	Amendment No. 2 to First Amended and Restated Advisory Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Advisor, LLC, dated as of July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)
10.32	Dealer Manager Agreement by and between Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Securities, Inc., dated June 22, 2009 (included as Exhibit 1.1 to our Current Report on Form 8-K filed on June 26, 2009 and incorporated herein by reference)

10.33	Exclusive Dealer Manager Agreement, dated November 5, 2010, by and between Grubb & Ellis Apartment REIT, Inc., and Realty Capital Securities, LLC (included as Exhibit 1.1 to our Current Report on Form 8-K filed on November 12, 2010, and incorporated herein by reference)
10.34	Fifth Amendment to and Waiver of Loan Agreement with Wachovia Bank dated August 31, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2009 and incorporated herein by reference)
10.35	Extension No. 2 to the Unsecured Promissory Note with NNN Realty Advisors, Inc. dated September 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009 and incorporated herein by reference)
10.36	Consolidated Promissory Note between Grubb & Ellis Apartment REIT Holdings, L.P. and NNN Realty Advisors, Inc., dated November 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2009 and incorporated herein by reference)
10.37	Asset Purchase Agreement, dated August 27, 2010, by and among MR Property Management, LLC, Mission Residential Management, LLC, MR Holdings, LLC, Forward Capital, LLC and Christopher C. Finlay (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.38	Purchase and Sale Agreement by and between Mission Tanglewood, DST and Grubb & Ellis Apartment REIT, Holdings, L.P. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.39	Purchase and Sale Agreement by and between Mission Capital Crossing, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.40	Purchase and Sale Agreement by and between Mission Barton Creek, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.41	Purchase and Sale Agreement by and between Mission Briley Parkway, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.42	Purchase and Sale Agreement by and between Mission Preston Wood, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.43	Purchase and Sale Agreement by and between Mission Battleground Park, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.44	Purchase and Sale Agreement by and between Mission Mayfield Downs, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.45	Purchase and Sale Agreement by and between Mission Brentwood, DST and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.46	Purchase and Sale Agreement by and between Mission Rock Ridge, LP and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)
10.47	Contract of Sale, dated January 22, 2010, by and between Duncanville Villages Multifamily, LTD and Grubb & Ellis Apartment REIT Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2010, and incorporated herein by reference)
10.48	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2010, and incorporated herein by reference)
10.49	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

10.50		Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)
21	.1*	Subsidiaries of Grubb & Ellis Apartment REIT, Inc.
31	.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.