Form 10-Q
period 2011-03-31
Apartment Trust of America, Inc.
filed 2011-05-13
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(804) 237-1335
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 13, 2011, there were 19,791,427 shares of common stock of Apartment Trust of America, Inc. outstanding.

APARTMENT TRUST OF AMERICA, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
APARTMENT TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Real estate investments:
Operating properties, net	$347,596,000	$350,670,000
Cash and cash equivalents	2,109,000	3,274,000
Accounts and other receivables	1,255,000	1,289,000
Restricted cash	2,837,000	4,943,000
Goodwill	3,751,000	3,751,000
Investment in unconsolidated joint venture	387,000	50,000
Identified intangible assets, net	2,240,000	2,521,000
Other assets, net	2,491,000	2,036,000
Other assets — affiliates, net	83,000	—

Total assets	$362,749,000	$368,534,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$243,884,000	$244,072,000
Unsecured note payable	7,750,000	7,750,000
Accounts payable and accrued liabilities	7,137,000	9,044,000
Accounts payable due to affiliates	—	109,000
Security deposits, prepaid rent and other liabilities	1,558,000	1,401,000

Total liabilities	260,329,000	262,376,000

Commitments and contingencies (Note 8)	—	—

Redeemable noncontrolling interest (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 19,714,787 and 19,632,818 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	197,000	196,000
Additional paid-in capital	175,449,000	174,704,000
Accumulated deficit	(73,226,000)	(68,742,000)

Total stockholders’ equity	102,420,000	106,158,000
Noncontrolling interest (Note 11)	—	—

Total equity	102,420,000	106,158,000

Total liabilities and equity	$362,749,000	$368,534,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$9,513,000	$8,371,000
Other property revenues	1,064,000	894,000
Management fee income	3,729,000	—

Total revenues	14,306,000	9,265,000
Expenses:
Rental expenses	4,585,000	4,226,000
Salaries and benefits expense	3,571,000	—
General and administrative	1,078,000	360,000
Acquisition expenses	631,000	800,000
Depreciation and amortization	3,429,000	2,931,000

Total expenses	13,294,000	8,317,000

Income from operations	1,012,000	948,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables to affiliate	(86,000)	(101,000)
Interest expense related to mortgage loan payables	(2,988,000)	(2,668,000)
Interest and dividend income	1,000	3,000
Loss from unconsolidated joint venture	(13,000)	—

Net loss	(2,074,000)	(1,818,000)

Less: Net loss attributable to noncontrolling interests	—	—

Net loss attributable to company stockholders	$(2,074,000)	$(1,818,000)

Net loss per common share attributable to company stockholders — basic and diluted	$(0.11)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	19,691,179	17,286,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest
BALANCE — December 31, 2010	19,632,818	$196,000	$174,704,000	$—	$(68,742,000)	$—	$106,158,000	$—
Issuance of common stock	—	—	—	—	—	—	—	—
Offering costs	—	—	(38,000)	—	—	—	(38,000)	—
Issuance of vested and nonvested restricted common stock	—	—	—	—	—	—	—	—
Issuance of common stock under the DRIP	81,969	1,000	778,000	—	—	—	779,000	—
Amortization of nonvested common stock compensation	—	—	5,000	—	—	—	5,000	—
Repurchase of common stock	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	(2,410,000)	—	(2,410,000)	—
Net loss	—	—	—	—	(2,074,000)	—	(2,074,000)	—

BALANCE — March 31, 2011	19,714,787	$197,000	$175,449,000	$—	$(73,226,000)	$—	$102,420,000	$—

	Stockholders’ Equity
	Common Stock							Redeemable
	Number of		Additional	Preferred	Accumulated	Noncontrolling		Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity	Interest
BALANCE — December 31, 2009	17,028,454	$170,000	$151,542,000	$—	$(46,943,000)	$—	$104,769,000	$—
Issuance of common stock	526,938	5,000	5,256,000	—	—	—	5,261,000	—
Offering costs	—	—	(571,000)	—	—	—	(571,000)	—
Amortization of nonvested common stock compensation	—	—	5,000	—	—	—	5,000	—
Issuance of common stock under the DRIP	108,909	1,000	1,034,000	—	—	—	1,035,000	—
Repurchases of common stock	(85,878)	—	(844,000)	—	—	—	(844,000)	—
Distributions	—	—	—	—	(2,557,000)	—	(2,557,000)	—
Net loss	—	—	—	—	(1,818,000)	—	(1,818,000)	—

BALANCE — March 31, 2010	17,578,423	$176,000	$156,422,000	$—	$(51,318,000)	$—	$105,280,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,074,000)	$(1,818,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	3,529,000	3,023,000
Stock based compensation, net of forfeitures	5,000	5,000
Bad debt expense	57,000	56,000
Loss from unconsolidated joint venture	13,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(23,000)	94,000
Other assets, net	(520,000)	155,000
Other assets with affiliates, net	(83,000)	—
Identified intangible assets	117,000	—
Accounts payable and accrued liabilities	(1,970,000)	(1,229,000)
Accounts payable due to affiliates	(98,000)	9,000
Security deposits, prepaid rent and other liabilities	(241,000)	(80,000)

Net cash (used in) provided by operating activities	(1,288,000)	215,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	—	(17,219,000)
Investment in unconsolidated joint venture	(350,000)	—
Capital expenditures	(192,000)	(289,000)
Restricted cash	2,106,000	776,000
Real estate and escrow deposits	—	—

Net cash provided by (used in) investing activities	1,564,000	(16,732,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	13,300,000
Payments on mortgage loan payables	(223,000)	(110,000)
Deferred financing costs	—	(144,000)
Security deposits	51,000	95,000
Proceeds from issuance of common stock	—	5,261,000
Repurchase of common stock	—	(844,000)
Payment of offering costs	(48,000)	(601,000)
Distributions	(1,221,000)	(1,479,000)

Net cash (used in) provided by financing activities	(1,441,000)	15,478,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,165,000)	(1,039,000)
CASH AND CASH EQUIVALENTS — Beginning of period	3,274,000	6,895,000

CASH AND CASH EQUIVALENTS — End of period	$2,109,000	$5,856,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,971,000	$2,677,000
Income taxes	$48,000	$56,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$243,000	$—
Investing Activities:
Accrued capital expenditures	$—	$60,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$—	$33,000
Accounts payable and accrued liabilities	$—	$79,000
Security deposits, prepaid rent and other liabilities	$—	$134,000
Financing Activities:
Issuance of common stock under the DRIP	$779,000	$1,035,000
Distributions declared but not paid	$1,409,000	$891,000
Accrued offering costs	$—	$13,000
Receivable for issuance of common stock	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
     The use of the words “the Company,” “we,” “us,” “our company” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.
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
     On July 20, 2009, we commenced our follow-on public offering, in which we offered to the public up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. We suspended the primary portion of our follow-on offering on December 31, 2010. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP.
     On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering up to $95,000,000. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until such time as the board of directors determines a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. Participants in the Amended and Restated DRIP will not incur any brokerage commissions, dealer manager fees, organizational and offering expenses, or service charges when purchasing shares under the Amended and Restated DRIP. Participants may terminate their participation in the Amended and Restated DRIP at any time by providing us with written notice. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.
     On March 25, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. In addition, the registration statement has been declared

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
effective or is exempt from registration in the various states in which shares will be sold under the Amended and Restated DRIP.
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
     Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC, or ROC REIT Advisors. Prior to the termination of the Grubb & Ellis Advisory Agreement, the Company’s day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with the Company in that all of the Company’s executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Carneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.
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

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
     On August 27, 2010, we entered into definitive agreements to acquire nine multi-family apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management. On September 30, 2010, we acquired (from an unaffiliated party) Mission Rock Ridge Apartments, or the Mission Rock Ridge property, located in Arlington, Texas, for a purchase price of $19,857,000, plus closing costs. The Mission Rock Ridge property is the first of nine multi-family apartment properties that we intended to acquire. We intended to acquire the remaining eight properties, or the DST properties, from Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as a trustee. As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of our board of directors, on February 28, 2011, we provided the respective DSTs written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements. See Note 8, Commitments and Contingencies, for information regarding the pending litigation in connection with such properties.
     On November 5, 2010, we, through MR Property Management LLC, or MR Property Management, which is a wholly-owned subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce of approximately 300 employees. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multi-family apartment properties containing approximately 12,000 units, including the Mission Rock Ridge property that we acquired on September 30, 2010 and the eight additional DST properties our operating partnership had contracted to acquire from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee. We paid total consideration of $5,513,000 in cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to certain post-closing adjustments. In connection with the acquisition, we paid an acquisition fee of 2.0% of the purchase price to our Former Advisor and its affiliates. At the closing of the transaction, we entered into various ancillary agreements, including:
•	an asset management agreement pursuant to which we assumed the asset management and investor relations responsibilities for all of the aforementioned properties; and

•	a termination fee agreement pursuant to which the lessees of the managed properties under the master lease structures and certain other affiliates of Mission Residential Management agreed to pay us termination fees if any of the property management agreements we assumed, or sub-management agreements we entered into, is terminated by the lessee of the property under its master lease structure other than for cause, is not extended by the lessee or is terminated by the manager without good reason. The termination fee provisions will survive for five years after the closing. The termination fee will not be payable if a property management agreement is terminated as a result of our acquisition of the managed property. The obligations of the lessees of the properties to pay these termination fees are guaranteed by MR Holdings and by Mission Residential Holdings, LLC.
     On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. We were not previously affiliated with NNN/MR Holdings. We acquired the ownership interest in NNN/MR Holdings, or the

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
NNN/MR Holdings Interest, from Grubb & Ellis Realty Investors, LLC, an affiliate of our Former Advisor. The remaining 50% is owned by Mission Residential, LLC, which consented to the transaction. We are not affiliated with Mission Residential, LLC. The four multi-family apartment properties are managed by our wholly-owned taxable REIT subsidiary, MR Residential Management, LLC. We paid $50,000 in cash as consideration for the NNN/MR Holdings Interest. We also assumed the obligation to fund up to $1,000,000 in draws on credit line loans extended to the four master tenants by NNN/MR Holdings.
     As of March 31, 2011, we owned nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units for an aggregate of 15 properties consisting of 3,973 apartment units, which had an aggregate purchase price of $377,787,000.
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
Basis of Presentation
     Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership and, as of March 31, 2011 and December 31, 2010, we owned a 99.99% general partnership interest in our operating partnership. As of March 31, 2011 and December 31, 2010, our Former Advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our Former Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
     We had an accumulated deficit of $73,226,000 as of March 31, 2011. As discussed further in Note 7, Mortgage Loan Payables, Net and Unsecured Note Payable, as of March 31, 2011, we had an outstanding principal amount under an unsecured note payable of $7,750,000, which is due on July 17, 2012. We plan to either repay the unsecured note payable using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit.
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

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
     In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.
Segment Disclosure
     ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the three months ended March 31, 2011 and 2010.
Income Taxes
     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2006. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.
     Under the provisions of the Internal Revenue Code and applicable state laws, MR Property Management, LLC (the “TRS”), is subject to income tax. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and respective tax basis operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2011 the Company’s deferred tax assets and liabilities were immaterial.
Recently Issued Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarifies existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of items within level 3 of the hierarchy, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the level 3 disclosures in ASU 2010-06 on January 1, 2010, and it did not have a material impact on our footnote disclosures.
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

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2010-21 upon issuance in August 2010. The adoption of ASU 2010-21 did not have a material impact on our consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.
3. Real Estate Investments
     We did not complete any acquisitions during the three months ended March 31, 2011. Our investments in our consolidated properties consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Land	$45,747,000	$45,747,000
Land improvements	24,266,000	24,266,000
Building and improvements	304,897,000	304,729,000
Furniture, fixtures and equipment	12,235,000	12,230,000

	387,145,000	386,972,000
Less: accumulated depreciation	(39,549,000)	(36,302,000)

	$347,596,000	$350,670,000

     Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,266,000 and $2,931,000, respectively.
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
     Our goodwill impairment test, to be performed during the fourth quarter of each year, will be a two-step test. The first step will identify whether there is a potential impairment by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, the second step of the impairment test will be required to measure the amount of any impairment loss. As goodwill was created from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management during the fourth quarter of 2010, our first anticipated test date will be in the fourth quarter of 2011.
     The following table provides a summary of goodwill from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management on November 5, 2010:

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Total purchase price	$5,513,000
Assumed Oakton above market lease (a)	250,000
Assumed paid time off liability (b)	348,000
Intangible asset — tenant relationships	(1,760,000)
Intangible asset — expected termination fees (c)	(600,000)

Goodwill	$3,751,000

(a)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheet with a net balance of $217,300 and $237,600 at March 31, 2011 and December 31, 2010, respectively.

(b)	Included in accounts payable and accrued liabilities on the consolidated balance sheet at March 31, 2011 and December 31, 2010.

(c)	Represents termination fees due to terminations by property owners, as outlined in the asset purchase agreement, which are likely to be received by the Company. During the first quarter of 2011, $117,000 was received in termination fees due to the termination of one property management contract in 2010.
     Identified intangible assets, net are a result of the purchase of the Bella Ruscello Property and the Mission Rock Ridge Property, and substantially all of the assets and certain liabilities of Mission Residential Management, and consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
In place leases, net of accumulated amortization of $210,000 and $126,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 0 months and 2 months as of March 31, 2011 and December 31, 2010, respectively)	$—	$84,000
Tenant relationships, net of accumulated amortization of $160,000 and $80,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 227 months as of March 31, 2011 and December 31, 2010)	1,757,000	1,837,000
Tenant relationships — expected termination fees	483,000	600,000

	$2,240,000	$2,521,000

     Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2011 and 2010 was $164,000 and $0, respectively.
     Estimated amortization expense on the identified intangible assets as of March 31, 2011, for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2011	$229,000
2012	$192,000
2013	$165,000
2014	$155,000
2015	$143,000
Thereafter	$873,000
5. Investment in Unconsolidated Joint Venture
     As of March 31, 2011, we had one investment in an unconsolidated joint venture. We account for this unconsolidated joint venture under the equity method of accounting. We recognize earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture. As of March 31, 2011, we had recognized $13,000 in expense which is included in loss from unconsolidated joint venture on the consolidated income statement at March 31, 2011.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
NNN/Mission Residential Holdings, LLC
     On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. We were not previously affiliated with NNN/MR Holdings. We acquired the NNN/MR Holdings Interest from Grubb & Ellis Realty Investors, an affiliate of our Former Advisor. The remaining 50% is owned by Mission Residential, LLC, which consented to the transaction. We are not affiliated with Mission Residential, LLC. The four multi-family apartment properties are managed by our wholly-owned taxable REIT subsidiary, MR Residential Management, LLC. We paid $50,000 in cash as consideration for the NNN/MR Holdings Interest. We also assumed the obligation to fund up to $1,000,000 in draws on credit line loans extended to the four master tenants by NNN/MR Holdings. As of March 31, 2011, we had funded $350,000 in credit line loans which was treated as a capital contribution to NNN/MR Holdings.
6. Other Assets, Net
     Other assets, net consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred financing costs, net of accumulated amortization of $751,000 and $686,000 as of March 31, 2011 and December 31, 2010, respectively	$1,416,000	$1,481,000
Prepaid expenses and deposits	1,075,000	555,000

	$2,491,000	$2,036,000

     Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2011 and 2010 was $65,000 and $58,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.
7. Mortgage Loan Payables, Net and Unsecured Note Payable
Mortgage Loan Payables, Net
     Mortgage loan payables were $244,375,000 ($243,884,000, net of discount) and $244,598,000 ($244,072,000, net of discount) as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.45% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of March 31, 2011, we had $183,375,000 ($182,884,000, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.47% per annum. As of December 31, 2010, we had 12 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.73% per annum. As of December 31, 2010, we had $183,598,000 ($183,072,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.
     We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2011 and December 31, 2010, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. Eleven of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello property currently require monthly principal and interest payments.
     Mortgage loan payables, net consisted of the following as of March 31, 2011 and December 31, 2010:

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property	Interest Rate	Maturity Date	March 31, 2011	December 31, 2010
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,144,000	9,188,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,447,000	14,519,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,439,000	17,500,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,145,000	13,191,000
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900,000	13,900,000

			183,375,000	183,598,000

Variable Rate Debt:
Creekside Crossing	2.45%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.47%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.50%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			244,375,000	244,598,000
Less: discount			(491,000)	(526,000)

Mortgage loan payables, net			$243,884,000	$244,072,000

*	Represents the per annum interest rate in effect as of March 31, 2011. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.5% to 6.75% per annum.
     The principal payments due on our mortgage loan payables as of March 31, 2011, for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2011	$652,000
2012	$8,704,000
2013	$1,573,000
2014	$15,396,000
2015	$86,272,000
Thereafter	$139,528,000

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Unsecured Note Payable
     The unsecured note payable originally to NNN Realty Advisors, a wholly-owned subsidiary of Grubb & Ellis Company and an affiliate of our Former Advisor, was evidenced by unsecured promissory notes, each bearing interest at a fixed rate and requiring monthly interest-only payments for the terms of the unsecured note payables to affiliate. On November 10, 2009, we entered into a consolidated unsecured promissory note, or the Consolidated Promissory Note, with NNN Realty Advisors whereby we cancelled the outstanding promissory notes dated June 27, 2008 and September 15, 2008, and consolidated the outstanding principal balances of the cancelled promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note had an interest rate of 4.50% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note was subject to a one-time adjustment to a maximum rate of 6.0% per annum. On August 11, 2010, we amended the Consolidated Promissory Note, or the Amended Consolidated Promissory Note. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G&E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6,200,000. The material terms of the Amended Consolidated Promissory Note did not change upon the sale of the note.
     As of March 31, 2011 and December 31, 2010, the outstanding principal amount under the Amended Consolidated Promissory Note was $7,750,000.
     Because the original loan pursuant to the Amended Consolidated Promissory Note represented a related party loan, the terms of the loan and the Amended Consolidated Promissory Note were approved by our board of directors, including a majority of our independent directors. As of March 31, 2011, this unsecured note payable was no longer due to a related party.
8. Commitments and Contingencies
Litigation
     On August 27, 2010, we entered into definitive agreements to acquire Mission Rock Ridge Apartments, substantially all of the assets and certain liabilities of Mission Residential Management, and eight additional apartment communities, or DST properties, owned by eight separate Delaware Statutory Trusts, or DSTs, for which an affiliate of MR Holdings, LLC serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the OP and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors who hold interests in the eight DSTs that hold the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order. On December 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.
     As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DSTs had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements.
     On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. We have moved to dismiss the Fairfax II Action, which motion remains pending. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is reasonably likely at this time.
     Other than the foregoing, we are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.
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
Other Organizational and Offering Expenses
     Prior to the termination of the Grubb & Ellis Advisory Agreement, our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Other organizational and offering expenses included all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering. These expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2010, our Former Advisor and its affiliates had incurred expenses on our behalf of $2,465,000 in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2010. To the extent additional funds are raised from our follow-on offering, these amounts may become our liability. Since we are no longer raising additional proceeds from our follow-on offering and we have terminated our relationship with our Former Advisor, we will not be required to reimburse our Former Advisor or its affiliates for any additional other organizational and offering expenses incurred in connection with our follow-on offering. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
     Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Related Party Transactions
Former Advisor and Affiliates
Fees and Expenses Paid to Affiliates
     During 2010, all of our executive officers and our non-independent directors were also executive officers and employees and/or holders of a direct or indirect interest in our Former Advisor, Grubb & Ellis Company or other affiliated entities. Also, during 2010, we were a party to the Grubb & Ellis Advisory Agreement with our Former Advisor, and a dealer manager agreement, or the Grubb & Ellis Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, our former dealer manager. Until December 31, 2010, these agreements entitled our Former Advisor or its affiliates, and our former dealer manager or its affiliates, to specified compensation for certain services, as well as reimbursement of certain expenses.
     On November 1, 2010, we received written notice from our Former Advisor that it had elected to terminate the Grubb & Ellis Advisory Agreement. Pursuant to the Grubb & Ellis Advisory Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010. On November 1, 2010, we also received written notice from Grubb & Ellis Securities that it had elected to terminate the Grubb & Ellis Dealer Manager Agreement. Pursuant to the Grubb & Ellis Dealer Manager Agreement, either party was permitted to terminate the agreement upon 60 days’ written notice. Therefore, the Grubb & Ellis Dealer Manager Agreement terminated on December 31, 2010, and Grubb & Ellis Securities no longer serves as our dealer manager.
     In the aggregate, for the three months ended March 31, 2011 and 2010, we incurred $6,000 and $2,375,000, respectively in fees and expenses, to our Former Advisor and its affiliates as detailed below.
Offering Stage
Selling Commissions- Follow-On Offering
     Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, which was terminated effective December 31, 2010, our former dealer manager was permitted to re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2010, we incurred $360,000 in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our follow-on offering.
Follow-On Offering Dealer Manager Fees
     Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, our former dealer manager was permitted to re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three months ended March 31, 2010, we incurred $158,000 in dealer manager fees to our former dealer manager or its affiliates. Such fees are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager or its affiliates from the gross proceeds of our follow-on offering.
Other Organizational and Offering Expenses- Follow-On Offering
     Until December 31, 2010, our other organizational and offering expenses for our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Pursuant to the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2010, we incurred $53,000 in offering expenses to our Former Advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts were reimbursed to our Former Advisor or its affiliates from the gross proceeds of our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
     Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009, our Former Advisor or its affiliates received a 2.0% origination fee as compensation for any real estate-related investment acquired. For the three months ended March 31, 2010, we incurred $522,000 in acquisition fees to our Former Advisor or its affiliates. For the three months ended March 31, 2010, acquisition fees in connection with the acquisition of properties were expensed as incurred in accordance with ASC Topic 805 and are disclosed as a separate line item in our accompanying condensed consolidated statements of operations.
Reimbursement of Acquisition Expenses
     Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were reimbursed for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. Until July 17, 2009, acquisition expenses, excluding amounts paid to third parties, could not exceed 0.5% of the contract purchase price of our properties. The reimbursement of acquisition expenses, acquisition fees, real estate commissions and other fees paid to unaffiliated parties could not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits were approved by a majority of our disinterested independent directors. Effective July 17, 2009 and until the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were reimbursed for all acquisition expenses actually incurred related to selecting, evaluating and acquiring assets, which was to be paid regardless of whether an asset was acquired, subject to the aggregate 6.0% limit on reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties. As of March 31, 2010, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
     For the three months ended March 31, 2010, we incurred $4,000 for such expenses to our Former Advisor and its affiliates, excluding amounts our Former Advisor and its affiliates paid directly to third parties. Acquisition expenses were expensed as incurred in accordance with ASC Topic 805 and are disclosed as a separate line item in our accompanying condensed consolidated statements of operations.
Operational Stage
Asset Management Fee
     Pursuant to the Grubb & Ellis Advisory Agreement until November 1, 2008, our Former Advisor or its affiliates received a monthly fee for services rendered in connection with the management of our assets in an amount that equaled one-twelfth of 1.0% of our average invested assets calculated as of the close of business on the last day of each month, subject to our stockholders receiving annualized distributions in an amount equal to at least 5.0% per annum, cumulative, non-compounded, on average invested capital. The asset management fee was calculated and payable monthly in cash or shares of our common stock, at the option of our Former Advisor, not to exceed one-twelfth of 1.0% of our average invested assets as of the last day of the immediately preceding quarter.
     Effective November 1, 2008, we reduced the monthly asset management fee paid to our Former Advisor or its affiliates from one-twelfth of 1.0% of our average invested assets to one-twelfth of 0.5% of our average invested assets. The asset management fee was calculated and payable monthly in cash or shares of our common stock, at the

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
option of our Former Advisor, not to exceed one-twelfth of 0.5% of our average invested assets as of the last day of the immediately preceding quarter. Furthermore, effective January 1, 2009, and until December 31, 2010, no asset management fee was to be due or payable to our Former Advisor or its affiliates until the quarter following the quarter in which we generated funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter.
     For the three months ended March 31, 2010 and 2011, we did not incur any asset management fees to our Former Advisor and its affiliates.
Property Management Fee
     Prior to the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three months ended March 31, 2010, we incurred property management fees of $274,000 to our Former Advisor and its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel Payroll
     For the three months ended March 31, 2010, Grubb & Ellis Residential Management incurred payroll for on-site personnel on our behalf of $882,000, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
Operating Expenses
     Prior to the termination of the Grubb & Ellis Advisory Agreement, we reimbursed our Former Advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we were not permitted to reimburse our Former Advisor or its affiliates for operating expenses that exceeded the greater of: (1) 2.0% of our average invested assets, as defined in the Grubb & Ellis Advisory Agreement; or (2) 25.0% of our net income, as defined in the Grubb & Ellis Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended March 31, 2010, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.3% and 15.1%, respectively, for the 12 months ended March 31, 2010.
     For the three months ended March 31, 2011 and 2010, our former transfer agent, Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Transfer Agent, incurred operating expenses on our behalf of $6,000 and $8,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
     We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors for subscription agreement processing and investor services. On January 31, 2010, we terminated the Services Agreement with Grubb & Ellis Realty Investors. On February 1, 2010, we entered into an agreement, or the Transfer Agent Services Agreement, with Grubb & Ellis Transfer Agent, a wholly-owned subsidiary of Grubb & Ellis Equity Advisors, for transfer agent and investor services. Since Grubb & Ellis Equity Advisors is the managing member of our Former Advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated party for similar services. On November 3, 2010, we received notification of termination of the Transfer Agent Services Agreement from Grubb & Ellis Transfer Agent. On January 29, 2011, we moved the transfer agent function from Grubb & Ellis Transfer Agent to DST Systems, Inc., an unaffiliated agent.
     For the three months ended March 31, 2010, we incurred $13,000 for investor services that Grubb & Ellis Transfer Agent or Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
     For the three months ended March 31, 2010, our Former Advisor and its affiliates incurred $2,000 in subscription agreement processing expenses that Grubb & Ellis Transfer Agent or Grubb & Ellis Realty Investors provided to us. As another organizational and offering expense, these subscription agreement processing expenses would only become our liability to the extent that other organizational and offering expenses did not exceed 1.0% of the gross proceeds of our follow-on offering.
Liquidity Stage
     In connection with the termination of the Grubb & Ellis Advisory Agreement, the Former Advisor has notified us that it has elected to defer the redemption of its incentive limited partnership interest in our operating partnership until, generally, the earlier to occur of (i) a liquidity event or (ii) a listing of our shares on a national securities exchange or national market system.
Incentive Distribution upon Sales
     Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of liquidation, our Former Advisor was to be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts which our Former Advisor would receive depended on the sale prices of properties upon liquidation. For the three months ended March 31, 2010, we did not pay any such distributions.
Incentive Distribution upon Listing
     Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of a termination of the agreement upon the listing of shares of our common stock on a national securities exchange, our Former Advisor was to be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeded the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts to be received depended upon the market value of our outstanding stock at the time of listing among other factors. Upon our Former Advisor’s receipt of such incentive distribution, our Former Advisor’s special limited partnership units were to be redeemed and our Former Advisor would not have been entitled to receive any further incentive distributions upon sale of our properties. For the three months ended March 31, 2010, we did not pay any such distributions.
Unsecured Note Payable to Affiliate
     For the three months ended March 31, 2010, we incurred $101,000 in interest expense to NNN Realty Advisors. See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payable — Unsecured Note Payable, for a further discussion.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
New Advisor and Affiliates
     On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and ROC REIT Advisors, referred herein as our Advisor. Our Advisor is affiliated with us in that ROC REIT Advisors is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. The advisory agreement may be terminated by either our Advisor or us upon 60 days’ written notice without cause and without penalty.
     Pursuant to the terms of the advisory agreement, our Advisor is entitled to receive certain fees for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, we will pay our Advisor an acquisition fee that will not exceed (A) 1.0% of the contract purchase price of properties, or (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities cannot exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority of the our directors not interested in such transaction, including a majority of our independent directors. Furthermore, in connection with a sale of a property in which our Advisor or its affiliates provide a substantial amount of services, we will pay our Advisor or its affiliates a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission. However, the total real estate commissions we pay to all persons with respect to the sale of such property may not exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. As compensation for services rendered in connection with the management of our assets, we will pay a monthly asset management fee to our Advisor equal to one-twelfth of 0.30% of the Company’s average invested assets as of the last day of the immediately preceding quarter; the asset management fee shall be payable monthly in arrears by the Company in cash equal to 0.25% of the Company’s average invested assets and in the Company’s shares of common stock equal to 0.05% of the Company’s average invested assets. For the three months ended March 31, 2011, we incurred $94,000 in asset management fees to our Advisor which is included in general and administrative in our accompanying condensed consolidated statements of operation. Included in asset management fees to our advisor are 1,749 shares of common stock valued at $9.00 per share that were issued for their March 2011 services. As of March 31, 2011, we had $83,000 in other assets — affiliates, net, on the accompanying condensed consolidated balance sheets. This includes $79,000 in prepaid asset management fees to our Advisor and $4,000 for expenditures paid by us for our Advisor.
     Upon the listing of our shares of common stock on a national securities exchange, the Advisor is entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the shares of our common stock plus distributions paid by us prior to the listing exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon the sale of a real estate asset, we will pay the Advisor a subordinated performance fee equal to 15.0% of the net proceeds from such sale remaining after our stockholders have received distributions such that the owners of all outstanding shares have received distributions in an aggregate amount equal to the sum of, as of such point in time (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon termination of the advisory agreement, unless we terminated the advisory agreement because of a material breach by our Advisor, or unless such termination occurs upon a change of control, as defined in the advisory agreement, our Advisor is entitled to receive a subordinated performance fee equal to 15.0% of the amount by which the appraised value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital plus (ii) our invested capital. Notwithstanding the foregoing, if termination of the advisory agreement occurs upon a change of control, our Advisor is entitled to payment of a subordinated performance fee equal to 15.0% of the amount by which the value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement as determined in good faith by the board of directors, including a majority of the independent directors, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the our invested capital plus (ii) our invested capital. In addition, in

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the event of the origination or refinancing of any debt financing by us, including the assumption of existing debt, that is used to acquire real estate assets or originate or acquire real estate-related securities or is assumed in connection with the acquisition of real estate assets or the origination or acquisition of real estate-related securities, and if our Advisor provides a substantial amount of services in connection therewith, we will pay our Advisor a financing coordination fee equal to 1.0% of the amount available to us and/or outstanding under such debt financing. For the three months ended March 31, 2011, we did not pay any such fees.
     In addition to the compensation paid to our Advisor, we will pay directly or reimburse our Advisor for all the expenses our Advisor pays or incurs in connection with the services provided to us. However, we will not reimburse our Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determine such excess expenses are justified. Our Advisor was appointed on February 25, 2011, and has not renewed in such capacity for twelve consecutive months. We reimbursed our Advisor $15,000 in operating expenses for the three months ended March 31, 2011.
10. Redeemable Noncontrolling Interest
     The Grubb & Ellis Advisory Agreement provided that, upon a termination of the agreement in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our Former Advisor in connection with our conversion to a self-administered REIT, our Former Advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our Former Advisor would have received upon property sales, as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution was payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our Former Advisor, except that our Former Advisor was not permitted to elect to receive shares of our common stock to the extent that doing so would have caused us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of March 31, 2011 and December 31, 2010, we had not recorded any redemption amounts, as the redemption value of the special limited partnership interest was $0.
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
11. Equity
Preferred Stock
     Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2011 and December 31, 2010, no shares of our preferred stock were issued and outstanding.
Common Stock
     From July 19, 2006 through July 17, 2009, we offered to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering, and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, in our initial offering.
     On July 20, 2009, we commenced our follow-on offering through which we offered to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering, and up to 5,000,000 shares of our common stock pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Effective December 31, 2010, we suspended the primary portion of our follow-on offering. Our charter authorizes us to issue up to 300,000,000 shares of our common stock.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     On January 10, 2006, our Former Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. Through March 31, 2011, we had granted an aggregate of 17,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through March 31, 2011. Through March 31, 2011, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,992,777 shares of our common stock in connection with our follow-on offering and 1,539,822 shares of our common stock pursuant to the DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of March 31, 2011 and December 31, 2010, we had 19,714,787 and 19,632,818 shares, respectively, of our common stock issued and outstanding.
Noncontrolling Interest
     As of March 31, 2011 and December 31, 2010, we owned a 99.99% general partnership interest in our operating partnership and our Former Advisor owned a 0.01% limited partnership interest in our operating partnership. On December 31, 2010, the Grubb & Ellis Advisory Agreement was terminated. In connection with the termination, our Former Advisor elected to defer the redemption of its incentive limited partnership interest until, generally, the earlier to occur of (i) our company’s shares were listed on a national securities exchange or national market system, or (ii) a liquidity event. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest.
Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan
     We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering. For the three months ended March 31, 2011 and 2010, $779,000 and $1,035,000, respectively, in distributions were reinvested, and 81,969 and 108,909 shares of our common stock, respectively, were issued pursuant to the DRIP. As of March 31, 2011 and December 31, 2010, a total of $14,629,000 and $13,850,000, respectively, in distributions were reinvested, and 1,539,822 and 1,457,853 shares of our common stock, respectively, were issued pursuant to the DRIP.
     On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering up to $95,000,000. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until such time as the board of directors determines a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. Participants in the Amended and Restated DRIP will not incur any brokerage commissions, dealer manager fees, organizational and offering expenses, or service charges when purchasing shares under the Amended and Restated DRIP. Participants may terminate their participation in the Amended and Restated DRIP at any time by providing us with written notice. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.
     On March 25, 2011, we filed a registration statement on Form S-3 with the SEC to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. In addition, the registration statement has been declared effective or is exempt from registration in the various states in which shares will be sold under the Amended and Restated DRIP. Thus, all distributions to stockholders participating in our dividend reinvestment program will be made pursuant to the Amended and Restated DRIP.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Share Repurchase Plan
     Our share repurchase plan that was effective through December 31, 2010, allowed for share repurchases by us upon request by stockholders when certain criteria were met. Share repurchases were made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock came exclusively from the proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
     Under our share repurchase plan, repurchase prices ranged from $9.25, or 92.5% of the price paid per share, following a one year holding period, to an amount equal to 100% of the price paid per share following a four year holding period. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a qualifying disability, we had to receive written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests would be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
     Our share repurchase plan provided that our board of directors could, in its sole discretion, authorize us to repurchase shares of our common stock on a quarterly basis. Since the first quarter of 2009, in accordance with the discretion given it under the share repurchase plan, our board of directors determined to repurchase shares only with respect to requests made in connection with a stockholder’s death or qualifying disability, as determined by our board of directors and in accordance with the terms and conditions set forth in the share repurchase plan. During the year ended December 31, 2010, we received valid redemption requests relating to 442,705 shares, of which we redeemed 263,430 shares for an aggregate repurchase price of $2,612,000 (an average of $9.92 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the follow-on offering, and includes requests for reasons other than a stockholder’s death or qualifying disability. We have funded share redemptions with proceeds of our DRIP. Following December 31, 2010, we have not repurchased any shares of our common stock.
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
     On June 22, 2010, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in the primary portion of our public offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2011 and 2010, we recognized compensation expense of $5,000 related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     As of March 31, 2011 and December 31, 2010, there was $39,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of March 31, 2011, this expense is expected to be recognized over a remaining weighted average period of 2.41 years.
     As of March 31, 2011 and December 31, 2010, the fair value of the nonvested shares of our restricted common stock was $54,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2011 and December 31, 2010, and the changes for the three months ended March 31, 2011, is presented below:

	Number of Nonvested
	Shares of Our	Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value
Balance — December 31, 2010	5,400	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2011	5,400	$10.00

Expected to vest — March 31, 2011	5,400	$10.00

12. Fair Value of Financial Instruments
     ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
     Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payables, net, and unsecured note payable.
     We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
     The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2011 and December 31, 2010, the fair value of the mortgage loan payables was $252,920,000 and $252,417,000, respectively, compared to the carrying value of $243,884,000 and $244,072,000, respectively.
     The fair value of the unsecured note payable is estimated using the sale price of the unsecured note payable on February 2, 2011 to G&E Apartment Lender, LLC, an unaffiliated party. As of March 31, 2011 and December 31, 2010, the fair value was $6,200,000 compared to a carrying value of $7,750,000.
13. Concentration of Credit Risk
     Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

APARTMENT TRUST OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     As of March 31, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 63.1%, 12.8%, 12.4%, 8.3% and 3.4%, respectively, of our total rental income and other property revenues for the three months ended March 31, 2011. As of March 31, 2010, we owned eight properties located in Texas, two properties in Georgia and two properties in Virginia, which accounted for 57.7%, 14.9% and 13.8%, respectively, of our total revenues for the three months ended March 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
14. Per Share Data
     We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2011 and 2010, there were 5,400 shares and 4,800 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.
     The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2011 and December 31, 2010, together with our results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.
Forward-Looking Statements
     Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the suspension of our follow-on offering and the availability of other sources of capital; changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
     We commenced our initial public offering on July 19, 2006, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.
     On July 20, 2009, we commenced our follow-on public offering, in which we offered up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. As explained in more detail below, effective December 31, 2010, we suspended the primary portion of our follow-on offering and, effective March 11, 2011, we adopted the Amended and Restated DRIP which effectively suspended and superseded the DRIP portion of the follow-on offering. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP.
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
     We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement, between us and our Former Advisor. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC, or ROC REIT Advisors. Prior to the termination of the Grubb & Ellis Advisory Agreement, our day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with our company in that all of our executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Carneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.
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
     On February 24, 2011, our board of directors approved a Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP. On March 25, 2011, we filed a registration statement on

Form S-3 with the SEC to register shares issuable pursuant to the Amended and Restated DRIP. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment at $9.50 per share, for a maximum offering up to $95,000,000. The registration statement became effective with the SEC automatically upon filing. In addition, the registration statement has also been declared effective or exempt from registration in the various states in which the shares will be sold under the Amended and Restated DRIP. Thus, all distributions to stockholders participating in our distribution reinvestment program are made pursuant to the Amended and Restated DRIP. Stockholders who are already enrolled in our distribution reinvestment program are not required to take any further action to enroll in the Amended and Restated DRIP.
     We entered into definitive agreements on August 27, 2010 to acquire nine multi-family apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for total consideration valued at approximately $182,357,000, based on purchase price. We are not affiliated with MR Holdings or Mission Residential Management. On September 30, 2010, we acquired (from an unaffiliated party) Mission Rock Ridge Apartments, or the Mission Rock Ridge property, located in Arlington, Texas, for a purchase price of $19,857,000, plus closing costs. The Mission Rock Ridge property is the first of nine multi-family apartment properties that we intended to acquire. We intended to acquire the remaining eight properties, or the DST properties, from Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as a trustee. As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective DSTs written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements. See Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements for information regarding the pending litigation in connection with such properties.
     On November 5, 2010, we, through MR Property Management LLC, or MR Property Management, which is a wholly-owned subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce of approximately 300 employees. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multi-family apartment properties containing approximately 12,000 units, including the Mission Rock Ridge property that we acquired on September 30, 2010 and the eight additional DST properties our operating partnership had contracted to acquire from Delaware statutory trusts for which an affiliate of MR Holdings serves as a trustee. We paid total consideration of $5,513,000 in cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to certain post-closing adjustments. In connection with the acquisition, we paid an acquisition fee of 2.0% of the purchase price to our Former Advisor and its affiliates. At the closing of the transaction, we entered into various ancillary agreements, including:
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
     On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. We were not previously affiliated with NNN/MR Holdings, LLC. We acquired the ownership interest in NNN/MR Holdings, or the NNN/MR Holdings Interest, from Grubb & Ellis Realty Investors, LLC, an affiliate of our Former Advisor.

The remaining 50% is owned by Mission Residential, LLC, which consented to the transaction. We are not affiliated with Mission Residential, LLC. The four multi-family apartment properties are managed by our wholly-owned taxable REIT subsidiary, MR Residential Management, LLC. We paid $50,000 in cash as consideration for the NNN/MR Holdings Interest. We also assumed the obligation to fund up to $1,000,000 draws on credit line loans extended to the four master tenants by NNN/MR Holdings.
     As of March 31, 2011, we owned nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units for an aggregate of 15 properties consisting of 3,973 apartment units, which had an aggregate purchase price of $377,787,000.
Critical Accounting Policies
     The complete listing of our Critical Accounting Policies was previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
     Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.
Recently Issued Accounting Pronouncements
     For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2011
     There were no acquisitions completed during the three months ended March 31, 2011. For information regarding our consolidated properties, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
     We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those Risk Factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.
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
     Except where otherwise noted, the change in our results of operations is primarily due to our owning 15 properties as of March 31, 2011, compared to 14 properties as of March 31, 2010. Of the 14 properties owned at March 31, 2010, one was acquired on March 24, 2010, and thus it did not contribute a full three months of operations. In addition, during the three months ended March 31, 2011, we recognized management fee income due to our purchase of substantially all of the assets and certain liabilities of Mission Residential Management, a third party property manager for 39 properties through a taxable REIT subsidiary in the fourth quarter of 2010.
Revenues
     For the three months ended March 31, 2011 and 2010, revenues were $14,306,000 and $9,265,000, respectively. For the three months ended March 31, 2011, revenues were comprised of rental income of $9,513,000, other property revenues of $1,064,000 and management fee income of $3,729,000. For the three months ended March 31, 2010, revenues were comprised of rental income of $8,371,000 and other property revenues of $894,000.
     The increase in revenues for the three months ended March 31, 2011 was primarily attributed to the recognition of management fee income which was not present during the three months ended March 31, 2010. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 in revenues from rental income and other property revenues is due to the increase in the number of properties as discussed above.

     The aggregate occupancy for our properties was 95.1% as of March 31, 2011, as compared to 95.3% as of March 31, 2010.
Rental Expenses
     For the three months ended March 31, 2011 and 2010, rental expenses were $4,585,000 and $4,226,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2011	2010
Administration	$1,518,000	$1,402,000
Real estate taxes	1,525,000	1,258,000
Utilities	813,000	645,000
Repairs and maintenance	477,000	509,000
Property management fees	—	274,000
Insurance	252,000	138,000

Total rental expenses	$4,585,000	$4,226,000

     The increase in rental expenses of $359,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to a $267,000 increase in real estate taxes in 2011 relative to 2010 as a result of successful property tax appeals during the three months ended March 31, 2010 and a $168,000 increase in utility costs in 2011 over 2010. The increases in rental expenses for the three months ended March 31, 2011 are partially offset by a $274,000 decrease in property management fees due to property management becoming an internal function as of January 1, 2011.
     As a percentage of revenue, rental expenses remained materially consistent. For the three months ended March 31, 2011 and 2010, rental expenses as a percentage of rental income and other property revenues were 43.3% and 45.6%, respectively.
Salaries and Benefits Expense
     For the three months ended March 31, 2011, salaries and benefits expense was $3,571,000 as compared to $0 for the three months ended March 31, 2010. The salaries and benefits expense for the three months ended March 31, 2011 was due to our purchase, through our taxable REIT subsidiary, MR Property Management, of substantially all of the assets and certain liabilities of Mission Residential Management, including an in-place work force to perform property management and leasing services for our properties, in the fourth quarter of 2010. MR Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties. Of the $3,571,000 of salaries and benefits expense incurred during the three months ended March 31, 2011, $2,915,000 was reimbursed to us by the unaffiliated third parties and recorded as management fee income.
General and Administrative
     For the three months ended March 31, 2011 and 2010, general and administrative was $1,078,000 and $360,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2011	2010
Professional and legal fees (a)	$491,000	$146,000
Postage and delivery	10,000	8,000
Directors’ and officers’ insurance premiums	52,000	57,000
Bad debt expense (b)	—	56,000
Directors’ fees	40,000	22,000
Investor-related services (c)	91,000	13,000
Franchise taxes	27,000	27,000
Bank charges	18,000	21,000
Office rent expense (d)	58,000	—
Stock compensation expense	5,000	5,000
Asset management fee (e)	94,000	—
Other (f)	192,000	5,000

Total general and administrative	$1,078,000	$360,000

     The increase in general and administrative of $718,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was due to the following:
     (a) Professional and legal fees
     For the three months ended March 31, 2011, professional and legal fees increased $345,000 as compared to the three months ended March 31, 2010. The increase in professional and legal fees was due to an increase in external legal fees related to corporate governance and SEC reporting and compliance, an increase in external consulting and tax preparation services, an increase in consulting fees due to our engagement of Robert A. Stanger & Co., Inc. to advise our management regarding strategic alternatives available to us, and an increase in accounting professional fees.
     (b) Bad Debt Expense
     For the three months March 31, 2011, bad debt expense of $57,000 is included in rental expenses and classified within administration costs. For the three months ended March 31, 2010, bad debt expense of $56,000 is included in general and administrative expense.
     (c) Investor-related services
     For the three months ended March 31, 2011, investor-related services increased by $78,000 as compared to the three months ended March 31, 2010. The increase in investor-related services was primarily due to external transfer agent services.
     (d) Office rent expense
     For the three months ended March 31, 2011, we incurred office rent expense of $58,000 as compared to $0 for the three months ended March 31, 2010. Upon the purchase of substantially all of the assets and certain liabilities of MR Property Management during the fourth quarter 2010, we assumed the existing lease for the property management office.
     (e) Asset management fee
     The increase in asset management fees for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due to asset management fees paid to our Advisor as part of the advisory agreement entered in to on February 25, 2011. There were no asset management fees incurred during 2010 due to our Former Advisor.
     (f) Other
     For the three months ended March 31, 2011, other general and administrative increased $187,000 as compared to the three months ended March 31, 2010. The increase was primarily due to employee recruitment costs.
Acquisition-Related Expenses
     For the three months ended March 31, 2011 and 2010, we incurred acquisition-related expenses of $631,000 and $800,000, respectively. For the three months ended March 31, 2011, we incurred acquisition-related expenses associated with the termination of the proposed property acquisitions from Delaware Statutory Trusts for which an affiliate of MR Holdings serves as a trustee. For the three months ended March 31, 2010, we incurred acquisition-related expenses of $800,000 related to expenses associated with the purchase of the Bella Ruscello property, including acquisition fees of $522,000 paid to our Former Advisor and its affiliates.

Depreciation and Amortization
     For the three months ended March 31, 2011 and 2010, depreciation and amortization was $3,429,000 and $2,931,000, respectively. For the three months ended March 31, 2011, depreciation and amortization was comprised of depreciation on our properties of $3,266,000 and amortization of identified intangible assets of $163,000. For the three months ended March 31, 2010, depreciation and amortization was comprised of depreciation on our properties of $2,931,000 and amortization of identified intangible assets of $0. The increase in depreciation and amortization of $498,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to a full three month depreciation on 2010 property acquisitions during 2011.
Interest Expense
     For the three months ended March 31, 2011 and 2010, interest expense was $3,074,000 and $2,769,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2011	2010
Interest expense on mortgage loan payables(a)	$2,889,000	$2,576,000
Amortization of deferred financing fees — mortgage loan payables (a)	65,000	58,000
Amortization of debt discount	34,000	34,000
Interest expense on unsecured note payables(b)	86,000	101,000

Total interest expense	$3,074,000	$2,769,000

     The increase in interest expense of $305,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was due to the following:

(a)	Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $320,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increases in interest expense were due to the increases in mortgage loan payables balances outstanding as a result of the increase in the number of properties owned year-over-year, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances.

(b)	The decrease in interest expense on unsecured note payable of $15,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was a result of the decrease in the outstanding principal amount as of the periods then ended. As of March 31, 2011 and 2010, the outstanding principal amount under the unsecured note payable was $7,750,000 and $9,100,000, respectively. The interest rate on the unsecured note payable was 4.50% per annum during the three months ended March 31, 2011 and 2010.
Interest and Dividend Income
     For the three months ended March 31, 2011 and 2010, interest and dividend income was $1,000 and $3,000, respectively. For such periods, interest and dividend income was primarily related to interest earned on our money market accounts. The change in interest and dividend income was due to lower cash balances and lower interest rates during 2011, as compared to 2010.
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

     Currently, we are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. In addition, we will require resources to make certain payments of fees and reimbursements of expenses to our Advisor. We estimate that we will require approximately $9,028,000 to pay interest on our outstanding indebtedness in the remaining nine months of 2011, based on rates in effect as of March 31, 2011. In addition, we estimate that we will require $652,000 to pay principal on our outstanding indebtedness in the remaining nine months of 2011. We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2011, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity and/or capital resources.
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
     As of March 31, 2011, we estimate that our expenditures for capital improvements will require approximately $836,000 for the remaining nine months of 2011. As of March 31, 2011, we had $443,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
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
Cash Flows
     Cash flows used in operating activities for the three months ended March 31, 2011 were $1,288,000 compared to cash flows of $215,000 provided by operating activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, cash flows used in operating activities primarily related to a $1,970,000 decrease in accounts payable and accrued liabilities due to the payment of 2010 real estate and business taxes and 2010 acquisition-related expenses, partially offset by the operations of our 15 properties. For the three months ended March 31, 2010, cash flows provided by operating activities primarily related to the operations of our 14 properties, partially offset by the $1,229,000 decrease in accounts payable and accrued liabilities primarily due to the payment of 2009 real estate taxes. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.
     Cash flows provided by investing activities for the three months ended March 31, 2011 were $1,564,000 compared to cash flows used in investing activities of $16,732,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, cash flows provided by investing activities related primarily to the increase in restricted cash of $2,106,000 for property taxes, insurance and capital expenditures. For the three months ended March 31, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $17,219,000. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase properties, in which case cash flows used in investing activities would likely increase.
     Cash flows used in financing activities for the three months ended March 31, 2011 were $1,441,000 compared to cash flows provided by financing activities of $15,478,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $223,000 and distributions in the amount of $1,221,000. For the three months ended March 31, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $13,300,000 and funds raised from investors in our follow-on offering of $5,261,000, partially offset by share repurchases of $844,000, payment of offering costs of $601,000 and distributions in the amount of $1,479,000. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.
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
     For the three months ended March 31, 2011, we paid aggregate distributions of $2,000,000 ($1,221,000 in cash and $779,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows used in operations of $1,288,000. For the three months ended March 31, 2010, we paid distributions of $2,514,000 ($1,479,000 in cash and $1,035,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $215,000. From our inception through March 31, 2011, we paid cumulative distributions of $34,331,000 ($19,702,000 in cash and $14,629,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $12,191,000. The cumulative distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings.
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
Sources of Distributions
     For the three months ended March 31, 2011 and 2010, our FFO was $1, 355,000 and $1,113,000, respectively. For the three months ended March 31, 2011, we paid distributions of $1,221,000 from FFO. For the three months ended March 31, 2010, we paid distributions of $1,113,000 from FFO. The payment of distributions from sources other than FFO reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see “Funds from Operations and Modified Funds from Operations” below.
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
Financing
     We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of March 31, 2011, our aggregate borrowings were 66.7% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable we incurred to purchase Kedron Village and Canyon Ridge Apartments.
     Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of May 13, 2011 and March 31, 2011, our leverage did not exceed 300.0% of our net assets.
Mortgage Loan Payables, Net and Unsecured Note Payable
     For a discussion of our mortgage loan payables, net and our unsecured note payable, see Note 7, Mortgage Loan Payables, Net, and Unsecured Note Payable, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
     One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of March 31, 2011, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $244,375,000 ($243,884,000, net of discount).
     As of March 31, 2011, we had $7,750,000 outstanding under the amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, with G&E Apartment Lender, LLC, an unaffiliated party. The original note was with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of our former sponsor, and stipulated an interest rate of 4.50% per annum that was subject to a one-time adjustment, had a default interest rate of 2.00% per annum in excess of the interest rate then in effect, which was due January 1, 2011. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012 and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G & E Apartment Lender, LLC for a purchase price of $6,200,000, with the principal outstanding balance remaining at $7,750,000.
     We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and reporting requirements. As of March 31, 2011, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2011. As of March 31, 2011, the weighted average effective interest rate on our outstanding debt was 4.71% per annum.
Contractual Obligations
     The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2011. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2011)	(2012-2013)	(2014-2015)	(After 2015)	Total
Principal payments — fixed rate debt	$652,000	$10,245,000	$40,700,000	$139,528,000	$191,125,000
Interest payments — fixed rate debt	7,877,000	20,274,000	17,740,000	14,282,000	60,173,000
Principal payments — variable rate debt	—	32,000	60,968,000	—	61,000,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2011)	1,151,000	3,061,000	2,560,000	—	6,772,000

Total	$9,680,000	$33,612,000	$121,968,000	$153,810,000	$319,070,000

Off-Balance Sheet Arrangements
     As of March 31, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
     The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,074,000)	$(1,818,000)
Add:
Net loss attributable to noncontrolling interests	—	—
Depreciation and amortization — consolidated properties	3,429,000	2,931,000

FFO	$1,355,000	$1,113,000

Add:
Acquisition-related expenses	631,000	800,000
Amortization of debt discount	34,000	34,000
Amortization of above market lease	(20,000)	—

MFFO	$2,000,000	$1,947,000

Weighted average common shares outstanding — basic and diluted	19,691,179	17,286,626

Net loss per common share	$(0.11)	$(0.11)

FFO per common share — basic and diluted	$0.07	$0.06

MFFO per common share — basic and diluted	$0.10	$0.11

Net Operating Income
     Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization, interest expense, loss from unconsolidated joint venture, and interest and dividend income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
     The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,074,000)	$(1,818,000)
Add:
General and administrative	1,078,000	360,000
Acquisition-related expenses	631,000	800,000
Depreciation and amortization	3,429,000	2,931,000
Interest expense	3,074,000	2,769,000
Loss from unconsolidated joint venture	13,000	—
Less:
Interest and dividend income	(1,000)	(3,000)

Net operating income	$6,150,000	$5,039,000

Share Repurchases
     In February 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled. We did not repurchased any shares of our common stock in the three months ended March 31, 2011.

Material Related Party Arrangements
     On February 25, 2011, we entered into a new advisory agreement among us, our operating partnership and ROC REIT Advisors. See Note 9, Related Party Transactions — New Advisor and Affiliates, to the consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for a discussion of the terms of the new advisory agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.
     The table below presents, as of March 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$652,000	$8,704,000	$1,541,000	$15,200,000	$25,500,000	$139,528,000	$191,125,000	$199,165,000

Weighted average interest rate on maturing debt	5.36%	4.59%	5.28%	5.07%	5.48%	5.52%	5.43%	—%

Variable rate debt — principal payments	$—	$—	$32,000	$196,000	$60,772,000	$—	$61,000,000	$59,956,000

Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2011)	—%	—%	2.50%	2.50%	2.47%	—%	2.47%	—%
     Mortgage loan payables were $244,375,000 ($243,884,000, net of discount) as of March 31, 2011. As of March 31, 2011, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.45% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of March 31, 2011, we had $183,375,000 ($182,884,000, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.47% per annum.
     As of March 31, 2011, we had $7,750,000 outstanding under the Amended Consolidated Promissory Note at a fixed interest rate of 4.50% per annum and a default interest rate at 6.50% per annum, which is due on July 17, 2012.
     Borrowings as of March 31, 2011, bore interest at a weighted average effective interest rate of 4.71% per annum.
     An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of March 31, 2011, a 0.50% increase in London Interbank Offered Rate would have increased our overall annual interest expense by $305,000, or 2.48%.
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
     As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective.
     (b) Changes in internal control over financial reporting. Effective January 1, 2011, the Company became an internally managed REIT, this change included the internalization of the property management of the Company’s 15 wholly-owned properties. As a result of this change in how the REIT is managed, the Company’s internal controls over financial reporting experienced changes in the general ledger accounting system being used and the design of its related control environment, as well as changes in accounting and operational personnel that operate the Company’s internal financial reporting controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On August 27, 2010, we entered into definitive agreements to acquire Mission Rock Ridge Apartments, substantially all of the assets of Mission Residential Management, and eight additional apartment communities, or the DST properties, owned by eight separate Delaware Statutory Trusts, or DSTs, for which an affiliate MR Holdings, LLC serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the OP and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors who hold interests in the eight DSTs that hold the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.
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
     On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. We have moved to dismiss the Fairfax II Action, which motion remains pending. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is reasonably likely at this time.
     Other than the foregoing, we are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.
Item 1A. Risk Factors.
     There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 25, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There have been no securities sold by the company within the past three months which were not registered under the Securities Act.

Use of Public Offering Proceeds
Follow-on Offering
     On July 20, 2009, we commenced a best efforts follow-on public offering, or our follow-on offering, in which we offered up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. As explained elsewhere in this report, we suspended the primary portion of our follow-on offering on December 31, 2010 and the DRIP portion of our follow-on offering on March 11, 2011.
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
     As of March 31, 2011, no amounts remained payable to Grubb & Ellis Company, our former dealer manager, our Former Advisor or their affiliates for offering related costs in connection with our follow-on offering.
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

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5 (a). Other Information.
     None.
Item 5 (b). Material Changes to Proceedings by Which Security Holders May Recommend Nominees.
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

APARTMENT TRUST OF AMERICA, INC. (Registrant)
May 13, 2011	By:	/s/ Stanley J. Olander, Jr.
Date		Stanley J. Olander, Jr.
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
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.6	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)

3.7	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.8	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Amended and Restated Share Repurchase Plan (included as Exhibit D to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010 and incorporated herein by reference)

4.3	Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Prospectus (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

10.1	Advisory Agreement, dated February 25, 2011, by and between Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 1, 2011, and incorporated herein by reference)

10.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2011, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.