Form 10-Q
period 2011-09-30
Apartment Trust of America, Inc.
filed 2011-11-10
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, there were 19,914,766 shares of common stock of Apartment Trust of America, Inc. outstanding.

APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$341,789,000	$350,670,000
Cash and cash equivalents	1,160,000	3,274,000
Accounts and other receivables	1,426,000	1,289,000
Restricted cash	6,626,000	4,943,000
Goodwill	3,751,000	3,751,000
Investment in unconsolidated joint venture	—	50,000
Identified intangible assets, net	3,662,000	2,521,000
Other assets, net	2,015,000	2,036,000

Total assets	$360,429,000	$368,534,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$243,524,000	$244,072,000
Unsecured note payable	7,750,000	7,750,000
Accounts payable and accrued liabilities	10,218,000	9,044,000
Accounts payable due to affiliates	8,000	109,000
Security deposits, prepaid rent and other liabilities	2,823,000	1,401,000

Total liabilities	264,323,000	262,376,000

Commitments and contingencies (Note 8)	—	—

Noncontrolling interest (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 19,876,776 and 19,632,818 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	199,000	196,000
Additional paid-in capital	176,952,000	174,704,000
Accumulated deficit	(81,045,000)	(68,742,000)

Total stockholders’ equity	96,106,000	106,158,000
Noncontrolling interest (Note 10)	—	—

Total equity	96,106,000	106,158,000

Total liabilities and equity	$360,429,000	$368,534,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$11,561,000	$8,864,000	$30,835,000	$26,130,000
Other property revenues	1,544,000	1,066,000	3,865,000	2,940,000
Management fee income	3,376,000	—	10,778,000	—

Total revenues	16,481,000	9,930,000	45,478,000	29,070,000
Expenses:
Rental expenses	6,056,000	4,829,000	15,340,000	13,677,000
Property lease expense	1,225,000	—	1,275,000	—
Salaries and benefits expense	3,369,000	—	10,623,000	—
General and administrative	1,500,000	326,000	4,506,000	1,082,000
Acquisition-related expenses	13,000	2,806,000	785,000	3,606,000
Loss from unconsolidated joint venture	—	—	59,000	—
Depreciation, amortization and impairment loss	3,262,000	3,182,000	10,420,000	9,367,000

Total expenses	15,425,000	11,143,000	43,008,000	27,732,000

Income (loss) from operations	1,056,000	(1,213,000)	2,470,000	1,338,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables	(88,000)	(89,000)	(261,000)	(286,000)
Interest expense related to mortgage loan payables	(3,031,000)	(2,906,000)	(9,121,000)	(8,454,000)
Interest and dividend income	—	6,000	1,000	12,000

Net loss	(2,063,000)	(4,202,000)	(6,911,000)	(7,390,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to company stockholders	$(2,063,000)	$(4,202,000)	$(6,911,000)	$(7,390,000)

Net loss per common share attributable to company stockholders — basic and diluted	$(0.10)	$(0.22)	$(0.35)	$(0.41)

Weighted average number of common shares outstanding — basic and diluted	19,857,026	18,782,212	19,778,054	18,022,870

Distributions declared per common share	$0.08	$0.15	$0.27	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Stockholders’ Equity					Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Preferred Stock	Accumulated Deficit
BALANCE — December 31, 2010	19,632,818	$196,000	$174,704,000	$—	$(68,742,000)	$—	$106,158,000	$—
Issuance of common stock	—	—	—	—	—	—	—	—
Offering costs	—	—	(48,000)	—	—	—	(48,000)	—
Issuance of common stock to our Advisor	10,494	—	94,000	—	—	—	94,000	—
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	—	8,000	—
Issuance of common stock under the DRIP	229,464	3,000	2,178,000	—	—	—	2,181,000	—
Amortization of nonvested common stock compensation	—	—	16,000	—	—	—	16,000	—
Distributions	—	—	—	—	(5,392,000)	—	(5,392,000)	—
Net loss	—	—	—	—	(6,911,000)	—	(6,911,000)	—

BALANCE —September 30, 2011	19,876,776	$199,000	$176,952,000	$—	$(81,045,000)	$—	$96,106,000	$—

	Stockholders’ Equity					Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Preferred Stock	Accumulated Deficit
BALANCE — December 31, 2009	17,028,454	$170,000	$151,542,000	$—	$(46,943,000)	$—	$104,769,000	$—
Issuance of common stock	2,051,147	21,000	20,467,000	—	—	—	20,488,000	—
Offering costs	—	—	(2,229,000)	—	—	—	(2,229,000)	—
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	—	6,000	—
Issuance of common stock under the DRIP	342,633	3,000	3,251,000	—	—	—	3,254,000	—
Amortization of nonvested common stock compensation	—	—	14,000	—	—	—	14,000	—
Repurchases of common stock	(188,966)	(2,000)	(1,870,000)	—	—	—	(1,872,000)	—
Distributions	—	—	—	—	(8,089,000)	—	(8,089,000)	—
Net loss	—	—	—	—	(7,390,000)	—	(7,390,000)	—

BALANCE — September 30, 2010	19,236,268	$192,000	$171,181,000	$—	$(62,422,000)	$—	$108,951,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,911,000)	$(7,390,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment loss (including deferred financing costs and debt discount)	10,952,000	9,649,000
Stock based compensation, net of forfeitures	24,000	20,000
Stock issuance to Advisor	94,000	—
Bad debt expense	205,000	160,000
Loss from unconsolidated joint venture	59,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	336,000	(315,000)
Other assets, net	(68,000)	(270,000)
Accounts payable and accrued liabilities	204,000	1,319,000
Accounts payable due to affiliates	(89,000)	6,000
Security deposits, prepaid rent and other liabilities	50,000	(347,000)

Net cash provided by operating activities	4,856,000	2,832,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	—	(36,713,000)
Acquisition of consolidated joint venture, net of cash acquired	(129,000)	—
Contributions to joint venture	(568,000)	—
Cash received from tenant termination fees	117,000	—
Capital expenditures	(996,000)	(1,197,000)
Proceeds from property insurance settlements	—	153,000
Restricted cash	(994,000)	(820,000)
Real estate and escrow deposits	—	(800,000)

Net cash used in investing activities	(2,570,000)	(39,377,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	27,200,000
Payments on mortgage loan payables	(650,000)	(484,000)
Payments on unsecured note payable to affiliate	—	(1,350,000)
Deferred financing costs	—	(293,000)
Security deposits	28,000	255,000
Proceeds from issuance of common stock	—	20,488,000
Repurchase of common stock	—	(1,872,000)
Payment of offering costs	(58,000)	(2,220,000)
Distributions	(3,720,000)	(4,740,000)

Net cash (used in) provided by financing activities	(4,400,000)	36,984,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,114,000)	439,000
CASH AND CASH EQUIVALENTS — Beginning of period	3,274,000	6,895,000

CASH AND CASH EQUIVALENTS — End of period	$1,160,000	$7,334,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9,127,000	$8,420,000
Income taxes	$141,000	$148,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$21,000	$—
Investing Activities:

	Nine Months Ended September 30,
	2011	2010
Accrued capital expenditures	$—	$83,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$—	$49,000
Accounts payable and accrued liabilities	$—	$364,000
Security deposits, prepaid rent and other liabilities	$—	$230,000
Financing Activities:
Issuance of common stock under the DRIP	$2,181,000	$3,254,000
Distributions declared but not paid	$490,000	$942,000
Accrued offering costs	$—	$53,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

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

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, to be effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95,000,000. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until such time as the board of directors determines a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. Participants in the Amended and Restated DRIP will not incur any brokerage commissions, dealer manager fees, organizational and offering expenses, or service charges when purchasing shares under the Amended and Restated DRIP. Participants may terminate their participation in the Amended and Restated DRIP at any time by providing us with written notice. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

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

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement in accordance with the terms thereof. The Grubb & Ellis Advisory Agreement terminated on December 31, 2010 and our Former Advisor no longer serves as our company’s advisor. In connection with the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor notified us of its election to defer the redemption of its Incentive Limited Partnership Interest (as such term is defined in the agreement of limited partnership for our company’s operating partnership) until, generally, the earlier to occur of (i) a listing of our shares on a national securities exchange or national market system or (ii) a liquidity event.

From December 31, 2010 until February 25, 2011, we were externally advised by ROC REIT Advisors, LLC, or our Advisor, however during that time there was no formal agreement between us and our Advisor and our Advisor was not compensated for its services. On February 25, 2011, we entered into a new advisory agreement among us, our operating partnership and our Advisor. Our Advisor is affiliated with us in that ROC REIT Advisors, LLC is owned by Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, each of whom are executive officers of our company. The new advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms with the mutual agreement of the parties. Pursuant to the terms of the new advisory agreement, our Advisor will use its commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor is also obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally will (i) provide and perform the day-to-day management of our company; (ii) serve as our company’s investment advisor; (iii) locate, analyze and select potential investments for our company and structure and negotiate the terms and conditions of acquisition and disposition transactions; (iv) arrange for financing and refinancing with respect to investments by our company; and (v) enter into leases and service contracts with respect to the investments by our company. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to our company and its stockholders.

On November 5, 2010, we, through ATA Property Management, LLC (formerly named MR Property Management, LLC), or ATA Property Management, which is a wholly-owned taxable subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, an

affiliate of MR Holdings, LLC, or MR Holdings, including the in-place workforce of approximately 300 employees. We are not affiliated with MR Holdings or the seller of Mission Residential Management. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multi-family apartment properties containing approximately 12,000 units, including Mission Rock Ridge Apartments, or the Mission Rock Ridge Property, located in Arlington, Texas that we acquired on September 30, 2010, and eight additional properties owned by Delaware statutory trusts for which MR Holdings serves as a trustee.

As of September 30, 2011, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377,787,000. As of September 30, 2011, we also owned an indirect 100% interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, and each of its subsidiaries, and managed the four properties with an aggregate of 1,066 units leased by such subsidiaries. We also were the third-party manager for another 35 properties.

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 converges guidance between GAAP and International Financial Reporting Standards on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other, or ASU 2011-08. ASU 2011-08 was intended to reduce the complexity and cost by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adoption, but does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

3. Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Land	$45,747,000	$45,747,000
Land improvements	24,266,000	24,266,000
Building and improvements	305,674,000	304,729,000
Furniture, fixtures and equipment	12,262,000	12,230,000

	387,949,000	386,972,000
Less: accumulated depreciation	(46,160,000)	(36,302,000)

	$341,789,000	$350,670,000

Depreciation expense for the three months ended September 30, 2011 and 2010 was $3,315,000 and $3,072,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $9,876,000 and $9,147,000, respectively.

4. Joint Venture

NNN/Mission Residential Holdings, LLC

We initially acquired a 50% ownership interest in a joint venture, NNN/MR Holdings, on December 31, 2010, through a wholly-owned subsidiary of our operating partnership. On June 17, 2011, we acquired the remaining 50% ownership interest in NNN/MR Holdings.

Prior to and until we purchased the remaining 50% ownership interest in NNN/MR Holdings, we accounted for the then unconsolidated joint venture under the equity method of accounting. We recognized earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture. For the three and nine months ended September 30, 2011, we recognized $0 and $59,000, respectively, in expenses which are included in loss from unconsolidated joint venture on the accompanying condensed consolidated statements of operations at September 30, 2011. After we purchased the remaining ownership interest in NNN/MR Holdings, and became its sole owner, we consolidated it on our accompanying condensed consolidated balance sheets and statements of operations.

As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a loss on the purchase of the remaining interest of $222,000, which is included in depreciation, amortization and impairment loss on the condensed consolidated statements of operations. In connection with the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we also recognized a disposition fee right intangible of $1,580,000 that is included in identified intangible assets, net on the condensed consolidated balance sheets, and an above market lease obligation of $1,174,000 that is included in security deposits, prepaid rent and other liabilities on the condensed consolidated balance sheets. Pursuant to each master lease between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, or other operative agreement, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multi-family apartment properties are sold.

5. Identified Intangible Assets, Net

Identified intangible assets, net are a result of the purchase of Bella Ruscello Luxury Apartment Homes, or the Bella Ruscello Property, the Mission Rock Ridge Property and NNN/MR Holdings, and substantially all of the assets and certain liabilities of Mission Residential Management, and consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Disposition fee rights	$1,580,000	$—
In place leases, net of accumulated amortization of $210,000 and $126,000 as of September 30, 2011 and December 30, 2010 (with a weighted average remaining life of 0 months and 2 months as of September 30, 2011 and December 31, 2010, respectively)	—	84,000
Tenant relationships, net of accumulated amortization of $318,000 and $80,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 228 months and 227 months as of September 30, 2011 and December 31, 2010, respectively)	1,599,000	1,837,000
Tenant relationships — expected termination fees	483,000	600,000

	$3,662,000	$2,521,000

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2011 and 2010 was $79,000 and $110,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $322,000 and $220,000, respectively.

Estimated amortization expense on the tenant relationships as of September 30, 2011, for the three months ending December 31, 2011, and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2011	$67,000
2012	$196,000
2013	$165,000
2014	$155,000
2015	$143,000
Thereafter	$873,000

6. Other Assets, Net

Other assets, net consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred financing costs, net of accumulated amortization of $983,000 and $686,000 as of September 30, 2011 and December 31, 2010, respectively	$1,184,000	$1,481,000
Prepaid expenses and deposits	831,000	555,000

	$2,015,000	$2,036,000

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2011 and 2010 was $68,000 and $62,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $297,000 and $181,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.

7. Mortgage Loan Payables, Net and Unsecured Note Payable

Mortgage Loan Payables, Net

Mortgage loan payables were $243,948,000 ($243,524,000, net of discount) and $244,598,000 ($244,072,000, net of discount) as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.36% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of September 30, 2011, we had $182,948,000 ($182,524,000, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.39% per annum. As of December 31, 2010, we had 12 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.49% to 5.94% per annum and a weighted average effective interest rate of 4.73% per annum. As of December 31, 2010, we had $183,598,000 ($183,072,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.

We are required by the terms of certain loan documents to meet certain financial reporting requirements. As of September 30, 2011 and December 31, 2010, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. Eleven of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello Property currently require monthly principal and interest payments.

Mortgage loan payables, net consisted of the following as of September 30, 2011 and December 31, 2010:

Property	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,056,000	9,188,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,307,000	14,519,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,323,000	17,500,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,062,000	13,191,000
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900,000	13,900,000

			182,948,000	183,598,000
Variable Rate Debt:
Creekside Crossing	2.36%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.38%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.41%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			243,948,000	244,598,000
Less: discount			(424,000)	(526,000)

Mortgage loan payables, net			$243,524,000	$244,072,000

*	Represents the per annum interest rate in effect as of September 30, 2011. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.5% to 6.75% per annum.

The principal payments due on our mortgage loan payables as of September 30, 2011, for the three months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2011	$225,000
2012	$954,000
2013	$1,576,000
2014	$15,416,000
2015	$86,249,000
Thereafter	$139,528,000

Unsecured Note Payable

The unsecured note payable to NNN Realty Advisors, a wholly-owned subsidiary of Grubb & Ellis Company and an affiliate of our Former Advisor, bears interest at a fixed rate and requires monthly interest-only payments for the term of the note. On August 11, 2010, we amended this unsecured note payable, or the Amended Consolidated Promissory Note. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum. On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G&E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6,200,000. The material terms of the Amended Consolidated Promissory Note did not change upon the sale of the note.

As of September 30, 2011 and December 31, 2010, the outstanding principal amount under the Amended Consolidated Promissory Note was $7,750,000.

Because the original loan pursuant to the Amended Consolidated Promissory Note represented a related party loan, the terms of the loan and the Amended Consolidated Promissory Note were approved by our board of directors, including a majority of our independent directors. After December 31, 2010, this unsecured note payable was no longer due to a related party.

8. Commitments and Contingencies

Litigation

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets and certain liabilities of Mission Residential Management, and eight additional apartment communities, or DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the operating partnership and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors that hold interest in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order. On December 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

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

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimateable at this time. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation.

On October 5, 2011, the parties to the Fairfax II Action and the Cook County Action entered into a Settlement Agreement to resolve all outstanding claims in both cases. In conjunction with the entry into the Settlement Agreement, the Court entered an order staying the Fairfax II Action until December 9, 2011. Pursuant to the Settlement Agreement, the management agreements and sub-management agreements with respect to our management of the DST properties will be amended to, among other things, reduce the management fees payable to us from 3% to 2.5% of the monthly gross receipts of each property. In addition, the amounts of the termination fees payable to us in the event of a termination of the management agreements or sub-management agreements, as applicable, during the next four years will decline ratably during such four year period. The settlement is conditioned upon the occurrence of various events and the negotiation and execution of various ancillary agreements, which have not yet occurred. In the event that the Settlement Agreement is finalized and the settlement transaction is closed, there will be a complete mutual release of all claims that were asserted, or could have been asserted, in the Cook County Action and the Fairfax II Action.

Our general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 reflect professional fees of $426,000 and $1,243,000, respectively, related to the litigation described above. We intend to make a claim for indemnification of such expenses and for any additional expenses or losses we may have relating to the litigation, however if we are not successful in our claim, we may not be able to recover any such expenses or the expenses of pursuing indemnification.

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

Former Advisor and Affiliates

During 2010, all of our executive officers and our non-independent directors were also executive officers and employees and/or holders of a direct or indirect interest in our Former Advisor, Grubb & Ellis Company or other affiliated entities. Also, during 2010, we were a party to the Grubb & Ellis Advisory Agreement with our Former Advisor, and the Grubb & Ellis Dealer Manager Agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Until December 31, 2010, these agreements entitled our Former Advisor or its affiliates, and our former dealer manager or its affiliates, to specified compensation for certain services, as well as reimbursement of certain expenses.

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

For the three and nine months ended September 30, 2011, we did not incur any material fees or expenses to the Former Advisor. For the three and nine months ended September 30, 2010, we incurred $2,883,000 and $7,618,000, respectively, in fees and expenses to our Former Advisor and its affiliates as detailed below.

Offering Stage

Follow-On Offering Selling Commissions

Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, which was terminated effective December 31, 2010, our former dealer manager was permitted to re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2010, we incurred $506,000 and $1,410,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our follow-on offering.

Follow-On Offering Dealer Manager Fees

Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, our former dealer manager was permitted to re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three and nine months ended September 30, 2010, we incurred $221,000 and $615,000, respectively, in dealer manager fees to our former dealer manager or its affiliates. Such fees are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager or its affiliates from the gross proceeds of our follow-on offering.

Follow-On Offering Other Organizational and Offering Expenses

Until December 31, 2010, our other organizational and offering expenses for our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Pursuant to the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended

September 30, 2010, we incurred $74,000 and $205,000, respectively, in offering expenses to our Former Advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts were reimbursed to our Former Advisor or its affiliates from the gross proceeds of our follow-on offering.

Acquisition and Development Stage

Acquisition Fees

Prior to the termination of the Grubb & Ellis Advisory Agreement on December 31, 2010, our Former Advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009 and until the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates received a 2.0% origination fee as compensation for any real estate-related investment acquired. For the three and nine months ended September 30, 2010, we incurred $596,000 and $1,118,000, respectively, in acquisition fees to our Former Advisor or its affiliates. Acquisition fees incurred in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are disclosed as a separate line item in our accompanying condensed consolidated statements of operations.

Operational Stage

Asset Management Fee

In fiscal 2010 we paid a monthly asset management fee to our Former Advisor or its affiliates of one-twelfth of 0.5% of our average invested assets. The asset management fee was calculated and payable monthly in cash or shares of our common stock, at the option of our Former Advisor, not to exceed one-twelfth of 0.5% of our average invested assets as of the last day of the immediately preceding quarter. Furthermore, no asset management fee was to be due or payable to our Former Advisor or its affiliates until the quarter following the quarter in which we generated funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. For the three and nine months ended September 30, 2010, we did not incur any asset management fees to our Former Advisor and its affiliates.

Property Management Fee

Our Former Advisor or its affiliates were paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the three and nine months ended September 30, 2010, we incurred property management fees of $291,000 and $852,000, respectively, to our Former Advisor and its affiliates, which are included in rental expenses in our accompanying condensed consolidated statements of operations.

On-site Personnel Payroll

For the three and nine months ended September 30, 2010, Grubb & Ellis Residential Management incurred payroll for on-site personnel on our behalf of $1,050,000 and $2,993,000, respectively, which is included in rental expenses in our accompanying condensed consolidated statements of operations. Grubb & Ellis Residential Management did not incur payroll for on-site personnel on our behalf after December 31, 2010.

Operating Expenses

Prior to the termination of the Grubb & Ellis Advisory Agreement, we reimbursed our Former Advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we were not permitted to reimburse our Former Advisor or its affiliates for operating expenses incurred by it for the 12 consecutive months then ended that exceeded the greater of: (1) 2.0% of our average invested assets, as defined in the Grubb & Ellis Advisory Agreement; or (2) 25.0% of our net income, as defined in the Grubb & Ellis Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2010, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 0.3% and 15.1%, respectively, for the 12 months ended September 30, 2010.

For the three and nine months ended September 30, 2010, our former transfer agent Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Transfer Agent, which is a wholly-owned subsidiary of Grubb & Ellis Equity Advisors, did not incur significant reimbursable expenses.

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

We entered into a services agreement, effective January 1, 2008, or the Services Agreement, with Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors. On January 31, 2010, we terminated the Services Agreement. On February 1, 2010, we entered into an agreement, or the Transfer Agent Services Agreement, with Grubb & Ellis Transfer Agent, for transfer agent and investor services. The terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, to be fair and reasonable to us and at fees charged to us in an amount no greater than that which would be paid to an unaffiliated party for similar services. On November 3, 2010, we received notification of termination of the Transfer Agent Services Agreement from Grubb & Ellis Transfer Agent. On January 29, 2011, we moved the transfer agent function from Grubb & Ellis Transfer Agent to DST Systems, Inc., an unaffiliated agent.

For the three and nine months ended September 30, 2010, we incurred $15,000 and $57,000, respectively, for investor services that Grubb & Ellis Transfer Agent or Grubb & Ellis Realty Investors provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Liquidity Stage

In connection with the termination of the Grubb & Ellis Advisory Agreement, the Former Advisor notified us of its election to defer the redemption of its incentive limited partnership interest in our operating partnership until, generally, the earlier to occur of (i) a liquidity event or (ii) a listing of our shares on a national securities exchange or national market system.

Incentive Distribution upon Sales

Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of liquidation, our Former Advisor was to be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts that our Former Advisor would receive depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2011 and 2010, we did not pay any such distributions.

Incentive Distribution upon Listing

Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of a termination of the agreement upon the listing of shares of our common stock on a national securities exchange, our Former Advisor was to be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeded the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts that our Former Advisor would receive depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our Former Advisor’s receipt of such incentive distribution, our Former Advisor’s special limited partnership units would be redeemed and our Former Advisor would not be entitled to receive any further incentive distributions upon sale of our properties. For the three and nine months ended September 30, 2010, we did not pay any such distributions.

Unsecured Note Payable to Affiliate

For the three months ended September 30, 2011 and 2010, we incurred $0 and $89,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $30,000 and $286,000, respectively, in interest expense to NNN Realty Advisors. After February 2, 2011, the note payable upon which interest was incurred was no longer due to a related party. See Note 7, Mortgage Loan Payables, Net and Unsecured Note Payable — Unsecured Note Payable, for a further discussion.

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

Pursuant to the terms of the advisory agreement, our Advisor is entitled to receive certain fees for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, we will pay our Advisor an acquisition fee that will not exceed (A) 1.0% of the contract purchase price of properties, or (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities cannot exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority of the our directors not interested in such transaction, including a majority of our independent directors. Furthermore, in connection with a sale of a property in which our Advisor or its affiliates provide a substantial amount of services, we will pay our Advisor or its affiliates a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission. However, the total real estate commissions we pay to all persons with respect to the sale of such property may not exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. For the three and nine months ended September 30, 2011, we did not pay any such fees.

As compensation for services rendered in connection with the management of our assets, we will pay a monthly asset management fee to our Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter; the asset management fee shall be payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the three and nine months ended September 30, 2011, we incurred $283,000 and $661,000, respectively, in asset management fees to our Advisor which is included in general and administrative expense in our accompanying condensed consolidated statements of operations. Included in asset management fees to our Advisor are 10,494 shares of common stock valued at $9.00 per share that were issued to our Advisor for its services as of September 30, 2011.

Upon the listing of our shares of common stock on a national securities exchange, the Advisor is entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the shares of our common stock plus distributions paid by us prior to the listing exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon the sale of a real estate asset, we will pay the Advisor a subordinated performance fee equal to 15.0% of the net proceeds from such sale remaining after our stockholders have received distributions such that the owners of all outstanding shares have received distributions in an aggregate amount equal to the sum of, as of such point in time (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon termination of the advisory agreement, unless we terminated the advisory agreement because of a material breach by our Advisor, or unless such termination occurs upon a change of control, as defined in the advisory agreement, our Advisor is entitled to receive a subordinated performance fee equal to 15.0% of the amount by which the appraised value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital plus (ii) our invested capital. Notwithstanding the foregoing, if termination of the advisory agreement occurs upon a change of control, our Advisor is entitled to payment of a subordinated performance fee equal to 15.0% of the amount by which the value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement as determined in good faith by the board of directors, including a majority of the independent directors, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the our invested capital plus (ii) our invested capital. In addition, in the event of the origination or refinancing of any debt financing by us, including the assumption of existing debt, that is used to acquire real estate assets or originate or acquire real estate-related securities or is assumed in connection with the acquisition of real estate assets or the origination or acquisition of real estate-related securities, and if our Advisor provides a substantial amount of services in connection therewith, we will pay our Advisor a financing coordination fee equal to 1.0% of the amount available to us and/or outstanding under such debt financing. For the three and nine months ended September 30, 2011, we did not incur any such fees.

In addition to the compensation paid to our Advisor, we will pay directly or reimburse our Advisor for all the expenses our Advisor pays or incurs in connection with the services provided to us. However, we will not reimburse our Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determine such excess expenses are justified. Our Advisor was appointed on February 25, 2011, and has not served in such capacity for twelve consecutive months. We reimbursed our Advisor $22,000 and $109,000, respectively, in operating expenses for the three and nine months ended September 30, 2011.

10. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2011 and December 31, 2010, no shares of our preferred stock were issued and outstanding.

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

On January 10, 2006, our Former Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. Through September 30, 2011, we had granted an aggregate of 21,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through September 30, 2011. Through September 30, 2011, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,992,777 shares of our common stock in connection with our follow-on offering and 1,687,317 shares of our common stock pursuant to the DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of September 30, 2011, we had issued 10,494 shares of our common stock to our Advisor for services performed by it. As of September 30, 2011 and December 31, 2010, we had 19,876,776 and 19,632,818 shares, respectively, of our common stock issued and outstanding.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2011 and 2010, there were 6,600 shares and 5,400 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Noncontrolling Interest

The Grubb & Ellis Advisory Agreement provided that, upon termination of the agreement in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our Former Advisor in connection with our conversion to a self-administered REIT, our Former Advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our Former Advisor would have received upon property sales, as discussed in further detail in Note 9, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution was payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our Former Advisor, except that our Former Advisor was not permitted to elect to receive shares of our common stock to the extent that doing so would have caused us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of September 30, 2011 and December 31, 2010, we had not recorded any redemption amounts, as the redemption value of the special limited partnership interest was $0.

As of September 30, 2011 and December 31, 2010, we owned a 99.99% general partnership interest in our operating partnership and our Former Advisor owned a 0.01% limited partnership interest in our operating partnership. On December 31, 2010, the Grubb & Ellis Advisory Agreement was terminated. In connection with the termination, our Former Advisor elected to defer the redemption of its incentive limited partnership interest until, generally, the earlier to occur of (i) our company’s shares were listed on a national securities exchange or national market system, or (ii) a liquidity event. As such, 0.01% of the earnings and losses of our operating partnership are allocated to noncontrolling interest.

Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering

On February 24, 2011, our board of directors adopted the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95,000,000. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until the board of directors discloses a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

On March 25, 2011, we filed a registration statement on Form S-3 with the SEC to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. For the three months ended September 30, 2011 and 2010, $529,000 and $1,125,000, respectively, in distributions were reinvested, and 55,636 and 118,509 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. For the nine months ended September 30, 2011 and 2010, $2,181,000 and $3,254,000, respectively, in distributions were reinvested, and 229,464 and 342,633 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. As of September 30, 2011 and December 31, 2010, a total of $16,031,000 and $13,850,000, respectively, in distributions were reinvested, and 1,687,317 and 1,457,853 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP.

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

On June 28, 2011, in connection with their re-election, we granted an aggregate of 4,000 shares of restricted common stock to our non-affiliated directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The value of each share of our restricted common stock was estimated at the date of grant at

$10.00 per share, the per share price of shares in the primary portion of our public offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2011 and 2010, we recognized a compensation expense of $6,000 and $5,000, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized a compensation expense of $24,000 and $20,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

As of September 30, 2011 and December 31, 2010, there was $60,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of September 30, 2011, this expense is expected to be recognized over a remaining weighted average period of 2.93 years.

As of September 30, 2011 and December 31, 2010, the fair value of the nonvested shares of our restricted common stock was $66,000 and $54,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2011 and December 31, 2010, and the changes for the nine months ended September 30, 2011, is presented below:

	Number of Nonvested Shares of Our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	5,400	$10.00
Granted	4,000	10.00
Vested	(2,800)	10.00
Forfeited	—	—

Balance — September 30, 2011	6,600	$10.00

Expected to vest — September 30, 2011	6,600	$10.00

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

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2011 and December 31, 2010, the fair value of the mortgage loan payables was $261,150,000 and $252,417,000, respectively, compared to the carrying value of $243,524,000 and $244,072,000, respectively.

The fair value of the unsecured note payable is estimated using the sale price of the unsecured note payable on February 2, 2011 to G&E Apartment Lender, LLC, an unaffiliated party. As of September 30, 2011 and December 31, 2010, the fair value was $6,200,000 compared to a carrying value of $7,750,000.

12. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts receivable from tenants. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of September 30, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 58.9%, 11.8%, 11.3%, 7.7% and 3.2%, respectively, of our total rental income and other property revenues for the nine months ended September 30, 2011. Our four leased properties accounted for 7.1% of our total rental income and other property revenues for the nine months ended September 30, 2011. See Note 13, Business Combination, for a further discussion of the four leased properties. As of September 30, 2010, we owned 13 properties in states for which each state accounted for 10.0% or more of our total revenues for the nine months ended September 30, 2010. Nine of these properties are located in Texas, two properties are in Georgia and two properties are in Virginia. The properties in these states accounted for 59.3%, 14.5% and 13.4%, respectively, of our total revenues for the nine months ended September 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

13. Business Combination

On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multi-family apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets. We were not previously affiliated with NNN/MR Holdings. We acquired the 50% ownership interest in NNN/MR Holdings from Grubb & Ellis Realty Investors, an affiliate of our Former Advisor. We paid Grubb & Ellis Realty Investors, LLC $50,000 in cash as consideration for the 50% ownership interest in NNN/MR Holdings. We also assumed the obligation to fund up to $1,000,000 in capital to the four master tenants by NNN/MR Holdings. The four multi-family apartment properties are managed by our subsidiary, ATA Property Management.

On June 17, 2011, we, through ATA-Mission, LLC, acquired the remaining 50% ownership interest in NNN/MR Holdings from Mission Residential, LLC for $200,000. We are not affiliated with Mission Residential, LLC. As a result of our acquisition of the remaining 50% ownership interest in NNN/MR Holdings, as of June 17, 2011, we own an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries. We also are responsible for funding up to $2,000,000 in capital to the four master tenants by NNN/MR Holdings. As of September 30, 2011, $1,637,000 of this $2,000,000 has already been funded and $363,000 remains available to draw.

Results of operations for the joint venture acquisition are reflected in our consolidated statements of operations for the three and nine months ended September 30, 2011 for the period subsequent to June 17, 2011. For the period from June 17, 2011 through September 30, 2011, we recognized $2,453,000 in revenues and $31,000 in net loss related to NNN/MR Holdings.

The fair value of NNN/MR Holdings as of June 17, 2011 is shown below:

NNN/MR Holdings Joint Venture
Cash and cash equivalents	$121,000
Accounts and other receivables	678,000
Restricted cash	689,000
Disposition fee right (a)	1,580,000
Other assets, net	263,000
Accounts payable and accrued liabilities	(1,447,000)
Security deposits, prepaid rent and other liabilities	(197,000)
Above market lease (b)	(1,174,000)

Total net assets and liabilities acquired	$513,000

(a)	Included in identified intangible assets, net on the condensed consolidated balance sheet at September 30, 2011.

(b)	Included in security deposits, prepaid rent and other liabilities on the condensed consolidated balance sheet at September 30, 2011.

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

During the fourth quarter of 2010, we, through ATA Property Management, a taxable REIT subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3,751,000 of goodwill. Our first anticipated impairment test date will be in the fourth quarter of 2011.

The following table provides a summary of goodwill from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management on November 5, 2010:

Total purchase price	$5,513,000
Assumed Oakton above market lease (a)	250,000
Assumed paid time off liability (b)	348,000
Intangible asset — tenant relationships	(1,760,000)
Intangible asset — expected termination fees (c)	(600,000)

Goodwill	$3,751,000

(a)	Included in security deposits, prepaid rent and other liabilities on the condensed consolidated balance sheets with a net balance of $177,000 and $237,600 at September 30, 2011 and December 31, 2010, respectively.

(b)	Included in accounts payable and accrued liabilities on the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

(c)	Represents termination fees that were are likely to receive due to terminations by property owners, as outlined in the asset purchase agreement. During the first quarter of 2011, $117,000 was received in termination fees due to the termination of one property management contract in 2010.

14. Subsequent Events

On October 13, 2011, we filed a Certificate of Amendment with the state of Delaware to change the name of our property management company from MR Property Management LLC to ATA Property Management LLC, or ATA Property Management. The Certificate of Amendment became effective immediately upon filing.

On November 4, 2011, the Company entered into a First Amended and Restated Advisory Agreement (the “Amended Agreement”) with our operating partnership, and the Advisor, to amend and restate certain compensation provisions in the original advisory agreement between the parties, dated as of February 25, 2011 (the “Original Agreement”). The Amended Agreement was approved by the Company’s board of directors, including a majority of the independent directors. The Amended Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties.

The Original Agreement did not provide for a financing coordination fee in connection with any indebtedness assumed in connection with the acquisition of a real estate asset or real estate related securities if the Advisor had been paid an acquisition fee in respect of such indebtedness. The material terms of the Amended Agreement allow for a financing coordination fee to be paid to the Advisor in connection with the type of transaction described above. This amendment is in keeping with the understanding of the parties when the agreement was entered into and is a correction to the Original Agreement. The remaining terms of the Amended Agreement remain substantially the same as the Original Agreement, which was disclosed in a Current Report on Form 8-K filed with the SEC on March 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2011 and December 31, 2010, together with our results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.

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

On July 20, 2009, we commenced our follow-on public offering, in which we offered up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. As explained in more detail below, effective December 31, 2010, we suspended the primary portion of our follow-on offering and, effective March 11, 2011, we adopted the Amended and Restated DRIP, which effectively suspended and superseded the DRIP portion of the follow-on offering. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP. Our follow-on offering terminated on July 17, 2011.

Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Manager Agreement. In order to transition the capital formation function to a successor managing broker-dealer, on November 5, 2010, we entered into a new dealer manager agreement, or the RCS Dealer Manager Agreement, with Realty Capital Services, LLC, or RCS, whereby RCS agreed to serve as our exclusive dealer manager effective upon the satisfaction of certain conditions, including receipt of a no-objections notice from the Financial Industry Regulatory Authority, or FINRA. As of December 31, 2010, RCS had not received a no-objections notice from FINRA and, therefore, having no effective dealer manager agreement in place, our follow-on offering was suspended. Additionally, general market conditions caused us and RCS to reconsider the merits of continuing the follow-on offering. Therefore, on February 28, 2011, we provided written notice to RCS that we were terminating the dealer manager agreement with RCS, effective immediately. As a result, our follow-on offering remained suspended through its July 17, 2011 termination date.

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

On August 27, 2010, we entered into definitive agreements to acquire nine multi-family apartment properties from affiliates of MR Holdings, LLC, or MR Holdings, and to acquire substantially all of the assets and certain liabilities of Mission Residential Management, LLC, or Mission Residential Management, for a total purchase price of $182,357,000. We are not affiliated with MR Holdings or Mission Residential Management. On September 30, 2010, we acquired Mission Rock Ridge Apartments, or the Mission Rock Ridge Property, located in Arlington, Texas, for a purchase price of $19,857,000, plus closing costs. The Mission Rock Ridge Property was the first of the nine multi-family apartment properties that we intended to acquire. We intended to acquire the remaining eight properties, or the DST properties, from Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as a trustee. As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of the board of directors, on February 28, 2011, we provided the respective DSTs written notice of termination of each of the respective purchase agreements in accordance with the terms of the agreements. See Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements for information regarding the pending litigation in connection with such properties.

On November 5, 2010, we, through ATA Property Management, LLC (formerly named MR Property Management, LLC), or ATA Property Management, which is a wholly-owned taxable subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce of approximately 300 employees. We are not affiliated with MR Holdings or the seller of Mission Residential Management. In connection with the closing, we assumed property management agreements, or entered into sub-management agreements pending receipt of lender consents, with respect to 41 multi-family apartment properties containing approximately 12,000 units, including the Mission Rock Ridge Property, located in Arlington, Texas, that we acquired on September 30, 2010 for $19,857,000 plus closing costs, and the eight additional DST properties. We paid total consideration of $5,513,000 in cash plus the assumption of certain liabilities and other payments totaling approximately $1,500,000, subject to certain post-closing adjustments. In connection with the acquisition, we paid an acquisition fee of 2.0% of the purchase price to our Former Advisor and its affiliates. At the closing of the transaction, we entered into various ancillary agreements, including:

•	an asset management agreement pursuant to which ATA Property Management assumed the asset management and investor relations responsibilities for all of the aforementioned properties; and

•

a termination fee agreement pursuant to which the lessees of the managed properties under the master lease structures and certain other affiliates of Mission Residential Management agreed to pay ATA Property Management termination fees if any of the property management agreements we assumed or sub-management agreements we entered into is terminated by the lessee of the property under its master lease structure other than for cause, is not extended by the lessee or is terminated by the manager without good reason. The termination fee provisions will survive for five years after the closing. The termination fee will not be payable if a property management agreement is terminated as a result of our acquisition of the managed property. The obligations of the lessees of the properties to pay these termination fees are guaranteed by MR Holdings and by Mission Residential Holdings, LLC.

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

We acquired the 50% ownership interest in NNN/MR Holdings from Grubb & Ellis Realty Investors, LLC, an affiliate of our Former Advisor. Until June 17, 2011, the remaining 50% interest in NNN/MR Holdings was owned by Mission Residential, LLC, which consented to the transaction. We are not affiliated with Mission Residential, LLC. We paid Grubb & Ellis Realty Investors, LLC $50,000 in cash as consideration for the 50% ownership interest in NNN/MR Holdings. In connection with the acquisition, we assumed the obligation to fund up to $1,000,000 in draws on credit line loans extended to the four master tenants by NNN/MR Holdings. The four multi-family apartment properties are managed by our subsidiary, ATA Property Management.

On June 17, 2011, we, through ATA-Mission, LLC, acquired the remaining 50% ownership interest in NNN/MR Holdings from Mission Residential, LLC for $200,000. As a result of our acquisition of the remaining 50% ownership interest in NNN/MR Holdings, as of June 17, 2011, we own an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries and managed the four properties leased by such subsidiaries. We are also responsible for funding up to $2,000,000 in draws on credit line loans extended to the four master tenants by NNN/MR Holdings.

As of September 30, 2011, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377,787,000. We also owned an indirect 100% interest in Mission Residential Holdings, LLC, and each of its subsidiaries, and managed the four properties leased by such subsidiaries. We also were the third-party manager for another 35 properties.

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

Real Estate Acquisitions

There were no real estate acquisitions completed during the nine months ended September 30, 2011. For information regarding our consolidated properties, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.

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

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of apartment communities and our management company.

Except where otherwise noted, the change in our results of operations is primarily due to our owning 15 properties for a full nine months as of September 30, 2011. Of the 15 properties owned as of September 30, 2010, the Mission Rock Ridge Property was acquired on September 30, 2010 and the Bella Ruscello Property was acquired on March 24, 2010, and thus did not contribute a full nine months of operations. In addition, during the three and nine months ended September 30, 2011, we recognized management fee income due to our purchase of substantially all of the assets and certain liabilities of Mission Residential Management, a third party property manager for 39 properties through a taxable REIT subsidiary in the fourth quarter of 2010. On June 17, 2011, we acquired the remaining 50% ownership interest in the joint venture, NNN/MR Holdings, which allowed us to consolidate the operations of the master tenants of the four multi-family apartment properties for the last 14 days in June 2011. These four multi-family apartment properties are included in the 39 properties that we manage. Due to our purchase of the remaining 50% ownership interest in NNN/MR Holdings, we no longer recognize management fee income from these four multi-family apartment properties.

Revenues

For the three months ended September 30, 2011 and 2010, revenues were $16,481,000 and $9,930,000, respectively. For the three months ended September 30, 2011, revenues were comprised of rental income of $11,561,000, other property revenues of $1,544,000 and management fee income of $3,376,000. For the three months ended September 30, 2010, revenues were comprised of rental income of $8,864,000 and other property revenues of $1,066,000.

For the nine months ended September 30, 2011 and 2010, revenues were $45,478,000 and $29,070,000, respectively. For the nine months ended September 30, 2011, revenues were comprised of rental income of $30,835,000, other property revenues of $3,865,000 and management fee income of $10,778,000. For the nine months ended September 30, 2010, revenues were comprised of rental income of $26,130,000 and other property revenues of $2,940,000.

The increase in revenues for the three and nine months ended September 30, 2011 was primarily attributed to the recognition of management fee income which was not present during the three and nine months ended September 30, 2010. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in revenues for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 in revenues from rental income and other property revenues is due to the increase in the number of properties as discussed above.

The aggregate occupancy for our properties was 95.3% as of September 30, 2011, as compared to 95.2% as of September 30, 2010. As occupancy continues to stabilize throughout our properties, we have achieved revenue growth through increasing rental rates on existing and new residents.

Rental Expenses

For the three months ended September 30, 2011 and 2010, rental expenses were $6,056,000 and $4,829,000, respectively. For the nine months ended September 30, 2011 and 2010, rental expenses were $15,340,000 and $13,677,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Administration	$2,070,000	$1,599,000	$5,233,000	$4,599,000
Real estate taxes	1,672,000	1,301,000	4,629,000	3,851,000
Utilities	1,169,000	800,000	2,799,000	2,089,000
Repairs and maintenance	931,000	682,000	2,053,000	1,840,000
Property management fees	—	291,000	—	852,000
Insurance	214,000	156,000	626,000	446,000

Total rental expenses	$6,056,000	$4,829,000	$15,340,000	$13,677,000

The increase in rental expenses of $1,227,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to a $471,000 increase in administrative expenses, a $371,000 increase in real estate taxes in 2011 relative to 2010 as a result of successful property tax appeals during the three months ended September 30, 2010, and a $369,000 increase in utility costs in 2011 over 2010. The increases in rental expenses for the three months ended September 30, 2011 are partially offset by a $291,000 decrease in property management fees due to property management becoming an internal function as of January 1, 2011.

The increase in rental expenses of $1,663,000 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily due to a $778,000 increase in real estate taxes in 2011 relative to 2010 as a result of successful property tax appeals during the nine months ended September 30, 2010, a $710,000 increase in utility costs in 2011 over 2010, and a $634,000 increase in administrative expenses in 2011 over 2010. The increases in rental expenses for the nine months ended September 30, 2011 are partially offset by a $852,000 decrease in property management fees due to property management becoming an internal function as of January 1, 2011.

For the three months ended September 30, 2011 and 2010, rental expenses as a percentage of rental income and other property revenues were 46.2% and 48.6%, respectively, and for the nine months ended September 30, 2011 and 2010, rental expenses as a percentage of rental income and other property revenues were 44.2% and 47.0%, respectively.

Property Lease Expense

For the three and nine months ended September 30, 2011, property lease expense was $1,225,000 and $1,275,000, respectively. Our property lease expense is due to our indirect 100% ownership of NNN/MR Holdings and its subsidiaries which includes four leased multi-family apartment properties. As the master tenants of the four leased multi-family apartment properties, property lease expense is paid monthly to the master landlord.

Salaries and Benefits Expense

For the three and nine months ended September 30, 2011, salaries and benefits expense was $3,369,000 and $10,623,000, respectively, as compared to $0 for the three and nine months ended September 30, 2010. The salaries and benefits expense for the three and nine months ended September 30, 2011 was due to our purchase, through our taxable REIT subsidiary, ATA Property Management, of substantially all of the assets and certain liabilities of Mission Residential Management, including an in-place work force to perform property management and leasing services for our properties, in the fourth quarter of 2010. ATA Property Management also serves as the property manager for approximately 39 additional multi-family apartment communities that are owned by unaffiliated third parties. Of the $3,369,000 and $10,623,000 of salaries and benefits expense incurred during the three and nine months ended September 30, 2011, $2,692,000 and $8,552,000, respectively, was reimbursed to us by the unaffiliated third parties and recorded as management fee income.

General and Administrative

For the three months ended September 30, 2011 and 2010, general and administrative was $1,500,000 and $326,000, respectively. For the nine months ended September 30, 2011 and 2010, general and administrative was $4,506,000 and $1,082,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Professional and legal fees (a)	$722,000	$104,000	$2,294,000	$345,000
Postage and delivery	34,000	8,000	62,000	80,000
Directors’ and officers’ insurance premiums	58,000	55,000	162,000	170,000
Bad debt expense (b)	—	63,000	—	160,000
Directors’ fees	28,000	24,000	104,000	81,000
Investor-related services (c)	81,000	15,000	296,000	57,000
Franchise taxes	25,000	19,000	76,000	72,000
Bank charges	39,000	27,000	96,000	72,000
Office rent expense (d)	59,000	—	172,000	—
Stock compensation expense	6,000	5,000	24,000	20,000
Asset management fee (e)	283,000	—	661,000	—
Other (f)	165,000	6,000	559,000	25,000

Total general and administrative	$1,500,000	$326,000	$4,506,000	$1,082,000

The increase in general and administrative of $1,174,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, and the increase in general and administrative of $3,424,000 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 were due to the following:

(a) Professional and legal fees

For the three and nine months ended September 30, 2011, professional and legal fees increased $618,000 and $1,949,000, respectively, as compared to the three and nine months ended September 30, 2010. The increase in professional and legal fees was due to an increase in external legal fees related to the litigation of the proposed acquisitions of the DST properties, corporate governance, SEC reporting and compliance, external consulting and tax preparation services, consulting fees due to our engagement of Robert A. Stanger & Co., Inc. to advise our management regarding strategic alternatives available to us and accounting professional fees.

(b) Bad debt expense

For the three months ended September 30, 2011, bad debt expense of $77,000 is included in rental expenses and classified within administration costs. For the three months ended September 30, 2010, bad debt expense of $63,000 is included in general and administrative expense.

For the nine months ended September 30, 2011, bad debt expense of $205,000 is included in rental expenses and classified within administration costs. For the nine months ended September 30, 2010, bad debt expense of $160,000 is included in general and administrative expense.

(c) Investor-related services

For the three and nine months ended September 30, 2011, investor-related services increased by $66,000 and $239,000, respectively, as compared to the three and nine months ended September 30, 2010. These increases in investor-related services were primarily due to external transfer agent services.

(d) Office rent expense

For the three and nine months ended September 30, 2011, we incurred office rent expense of $59,000 and $172,000, respectively, as compared to $0 for the three and nine months ended September 30, 2010. Upon the purchase of substantially all of the assets and certain liabilities of ATA Property Management during the fourth quarter 2010, we assumed the existing lease for the property management office.

(e) Asset management fee

The increase in asset management fees for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is due to asset management fees paid to our Advisor as part of the advisory agreement entered into on February 25, 2011. There were no asset management fees incurred to our Former Advisor during 2010.

(f) Other

For the three and nine months ended September 30, 2011, other general and administrative increased $159,000 and $534,000, respectively, as compared to the three and nine months ended September 30, 2010. The increases were due to employee recruitment costs and the cost of maintaining our corporate offices in Richmond and Oakton, Virginia.

Acquisition-Related Expenses

For the three months ended September 30, 2011 and 2010, we incurred acquisition-related expenses of $13,000 and $2,806,000, respectively. For the nine months ended September 30, 2011 and 2010, we incurred acquisition-related expenses of $785,000 and $3,606,000, respectively. For the nine months ended September 30, 2011, we incurred acquisition-related expenses associated with the termination of the proposed acquisitions of the DST properties and the acquisitions of our management company and NNN/MR Holdings. For the nine months ended September 30, 2010, acquisition-related expenses related to expenses associated with the purchase of the Bella Ruscello Property, the Mission Rock Ridge Property and the proposed acquisition of substantially all of the assets and certain liabilities of Mission Residential Management and the eight proposed property acquisitions from DSTs for which an affiliate of MR Holdings serves as trustee, including acquisition fees of $1,118,000 paid to our advisor and its affiliates.

Depreciation, Amortization and Impairment Loss

For the three months ended September 30, 2011 and 2010, depreciation, amortization and impairment loss was $3,262,000 and $3,182,000, respectively. The increase in depreciation and amortization of $212,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to a full three month depreciation on 2010 property acquisitions during 2011.

For the nine months ended September 30, 2011 and 2010, depreciation, amortization and impairment loss was $10,420,000 and $9,367,000, respectively. The increase in depreciation and amortization of $831,000 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, excluding the impairment loss, was primarily due to a full nine month depreciation on 2010 property acquisitions during 2011.

For the three and nine months ended September 30, 2011, the impairment loss was the result of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings. On December 31, 2010, we purchased an initial 50% ownership interest in NNN/MR Holdings and accounted for this transaction using the equity method of accounting until our purchase of the remaining 50% ownership interest on June 17, 2011. As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a net loss on the purchase of the remaining 50% ownership interest.

Interest Expense

For the three months ended September 30, 2011 and 2010, interest expense was $3,119,000 and $2,995,000, respectively. For the nine months ended September 30, 2011 and 2010, interest expense was $9,382,000 and $8,740,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Interest expense on mortgage loan payables (a)	$2,929,000	$2,811,000	$8,722,000	$8,172,000
Amortization of deferred financing fees — mortgage loan payables	68,000	62,000	297,000	181,000
Amortization of debt discount	34,000	33,000	102,000	101,000
Interest expense on unsecured note payables	88,000	89,000	261,000	286,000

Total interest expense	$3,119,000	$2,995,000	$9,382,000	$8,740,000

(a)	The increases in interest expense of $118,000 and $550,000 for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, were due to the increases in the balances of the mortgage loan payables balances outstanding as a result of the increase in the number of properties we own, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances.

Interest and Dividend Income

For the three months ended September 30, 2011 and 2010, interest and dividend income was $0 and $6,000, respectively. For the nine months ended September 30, 2011 and 2010, interest and dividend income was $1,000 and $12,000, respectively. For such periods, interest and dividend income was primarily related to interest earned on our money market accounts. The change in interest and dividend income was due to lower cash balances during 2011, as compared to 2010.

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

Currently, we are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. In addition, we will require resources to make certain payments of fees and reimbursements of expenses to our Advisor. We estimate that we will require approximately $2,981,000 to pay interest on our outstanding indebtedness in the remaining three months of 2011, based on rates in effect as of September 30, 2011. In addition, we estimate that we will require $225,000 to pay principal on our outstanding indebtedness in the remaining three months of 2011. We are required by the terms of the applicable mortgage loan documents to meet certain financial reporting requirements. As of September 30, 2011, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also are responsible for funding up to $2,000,000 in capital to the four master tenants by NNN/MR Holdings. As of September 30, 2011, $1,637,000 of this $2,000,000 has already been funded and $363,000 remains available to draw.

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

As of September 30, 2011, we estimate that our expenditures for capital improvements will require approximately $185,000 for the remaining three months of 2011. As of September 30, 2011, we had $611,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 were $4,856,000 and $2,832,000, respectively. For the nine months ended September 30, 2011, cash flows provided by operating activities primarily related to the operations of our 15 properties. For the nine months ended September 30, 2010, cash flows provided by operating activities primarily related to the operations of our 15 properties, as well as the payment of acquisition-related expenses of $3,122,000. In addition, there was a $1,319,000 increase in accounts payable and accrued liabilities primarily due to the additional accrual of 2010 real estate and business taxes offset by the payment of 2009 real estate and business taxes. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 were $2,570,000 and $39,377,000, respectively. For the nine months ended September 30, 2011, cash flows used in investing activities related primarily to capital expenditures of $996,000 and the increase in restricted cash of $994,000 for property taxes, insurance and capital expenditure escrows. For the nine months ended September 30, 2010, cash flows used in investing activities related primarily to the acquisition of real estate operating properties in the amount of $36,713,000. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase properties, in which case cash flows used in investing activities would likely increase.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $4,400,000 compared to cash flows provided by financing activities of $36,984,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $650,000 and distributions made to our stockholders in the amount of $3,720,000. For the nine months ended September 30, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $27,200,000 and funds raised from investors in our follow-on offering of $20,488,000, partially offset by payments on our unsecured note payable to affiliate of $1,350,000, share repurchases of $1,872,000, payment of offering costs of $2,220,000 and cash distributions in the amount of $4,740,000. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

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

From March 2007 through February 2009, we paid a 7.0% annualized distribution rate based upon a purchase price of $10.00 per share. Beginning in March 2009, our board of directors reduced our annualized distribution rate to 6.0% based upon a purchase price of $10.00 per share. We paid distributions to our stockholders at this annualized rate through February 2011. On February 24, 2011, our board of directors authorized an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share for the period commencing on March 1, 2011 and ending on June 30, 2011. On June 28, 2011, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2011 and ending on September 30, 2011. On September 29, 2011, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on October 1, 2011 and ending on December 31, 2011. We generally aggregate daily distributions and pay them monthly in arrears.

For the nine months ended September 30, 2011, we paid aggregate distributions of $5,901,000 ($3,720,000 in cash and $2,181,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $4,856,000. For the nine months ended September 30, 2010, we paid distributions of $7,994,000 ($4,740,000 in cash and $3,254,000 in shares of our common stock pursuant to the DRIP), of which $2,832,000 were paid from cash flows from operations. From our inception through September 30, 2011, we paid cumulative distributions of $38,232,000 ($22,201,000 in cash and $16,031,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $18,335,000. The cumulative distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings.

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

Sources of Distributions

For the nine months ended September 30, 2011 and 2010, our funds from operations, or FFO, were $3,509,000 and $1,977,000, respectively. For the nine months ended September 30, 2011, we paid distributions of $3,509,000 from FFO. For the nine months ended September 30, 2010, we paid distributions of $1,977,000 from FFO. The payment of distributions from sources other than FFO reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see “Funds from Operations and Modified Funds from Operations” below.

On September 29, 2011, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on October 1, 2011 and ending on December 31, 2011. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.0008219 per share of common stock, which is equal to an annualized distribution rate of 3.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the October 2011, November 2011 and December 2011 periods will be paid in November 2011, December 2011 and January 2012, respectively, only from legally available funds.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of September 30, 2011, our aggregate borrowings were 66.6% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of November 10, 2011 and September 30, 2011, our leverage did not exceed 300.0% of our net assets.

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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition-related fees and expenses, organization and offering expenses, sales commissions, asset and property management fees and reimbursement of operating costs. Refer to Note 9, Related Party Transactions, for a detailed discussion of the various related party transactions and agreements.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of September 30, 2011, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $243,948,000 ($243,524,000, net of discount).

As of September 30, 2011, we had $7,750,000 outstanding under the amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, with G&E Apartment Lender, LLC, an unaffiliated party. The original note was with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of our former sponsor, and stipulated an interest rate of 4.50% per annum that was subject to a one-time adjustment. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G & E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6,200,000, with the principal outstanding balance remaining at $7,750,000.

We are required by the terms of the applicable loan documents to meet certain financial reporting requirements. As of September 30, 2011, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2011. As of September 30, 2011, the weighted average effective interest rate on our outstanding debt was 4.69% per annum.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition-related expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Net loss	$(2,063,000)	$(4,202,000)	$(6,911,000)	$(7,390,000)
Add:
Net loss attributable to noncontrolling interests	—	—	—	—
Depreciation, amortization and impairment loss	3,262,000	3,182,000	10,420,000	9,367,000

FFO	$1,199,000	$(1,020,000)	$3,509,000	$1,977,000

Add:
Acquisition-related expenses	13,000	2,806,000	785,000	3,606,000
Litigation expenses related to DST Properties	426,000	—	1,243,000	—
Amortization of debt discount	34,000	33,000	102,000	101,000
Amortization of above market lease	(20,000)	—	(61,000)	—

MFFO	$1,652,000	$1,819,000	$5,578,000	$5,684,000

Weighted average common shares outstanding — basic and diluted	19,857,026	18,782,212	19,778,054	18,022,870

Net loss per common share	$(0.10)	$(0.22)	$(0.35)	$(0.41)

FFO per common share — basic and diluted	$0.06	$(0.05)	$0.18	$0.11

MFFO per common share — basic and diluted	$0.08	$0.10	$0.28	$0.32

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition-related expenses, depreciation, amortization and impairment loss, interest expense, loss from unconsolidated joint venture, and interest and dividend income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended June 30,		Nine months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,063,000)	$(4,202,000)	$(6,911,000)	$(7,390,000)
Add:
General and administrative	1,500,000	326,000	4,506,000	1,082,000
Acquisition-related expenses	13,000	2,806,000	785,000	3,606,000
Depreciation, amortization and impairment loss	3,262,000	3,182,000	10,420,000	9,367,000
Interest expense	3,119,000	2,995,000	9,382,000	8,740,000
Loss from unconsolidated joint venture	—	—	59,000	—
Less:
Interest and dividend income	—	(6,000)	(1,000)	(12,000)

Net operating income	$5,831,000	$5,101,000	$18,240,000	$15,393,000

Share Repurchases

In February 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, pending share repurchase requests will not be fulfilled. We did not repurchase any shares of our common stock in the nine months ended September 30, 2011.

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

The table below presents, as of September 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$225,000	$8,704,000	$1,541,000	$15,199,000	$25,501,000	$139,528,000	$190,698,000	$206,905,000
Weighted average interest rate on maturing debt	5.36%	4.59%	5.28%	5.07%	5.48%	5.52%	5.43%	—%
Variable rate debt — principal payments	$—	$—	$35,000	$216,000	$60,749,000	$—	$61,000,000	$60,445,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2011)	—%	—%	2.41%	2.41%	2.39%	—%	2.39%	—%

Mortgage loan payables were $243,948,000 ($243,524,000, net of discount) as of September 30, 2011. As of September 30, 2011, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.36% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of September 30, 2011, we had $182,948,000 ($182,524,000, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.39% per annum.

As of September 30, 2011, we had $7,750,000 outstanding under the Amended Consolidated Promissory Note at a fixed interest rate of 4.50% per annum and a default interest rate at 6.50% per annum, which is due on July 17, 2012.

Borrowings as of September 30, 2011, bore interest at a weighted average effective interest rate of 4.69% per annum.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of September 30, 2011, a 0.50% increase in London Interbank Offered Rate would have increased our overall annual interest expense by $305,000, or 2.44%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective.

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

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets of Mission Residential Management, and eight additional apartment communities, or the DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate MR Holdings serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the operating partnership and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors that hold interests in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

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

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimateable at this time. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation.

On October 5, 2011, the parties to the Fairfax II Action and the Cook County Action entered into a Settlement Agreement to resolve all outstanding claims in both cases. In conjunction with the entry into the Settlement Agreement, the Court entered an order staying the Fairfax II Action until December 9, 2011. Pursuant to the Settlement Agreement, the management agreements and sub-management agreements with respect to our management of the DST properties will be amended to, among other things, reduce the management fees payable to us from 3% to 2.5% of the monthly gross receipts of each property. In addition, the amounts of the termination fees payable to us in the event of a termination of the management agreements or sub-management agreements, as applicable, during the next four years will decline ratably during such four year period. The settlement is conditioned upon the occurrence of various events and the negotiation and execution of various ancillary agreements, which have not yet occurred. In the event that the Settlement Agreement is finalized and the settlement transaction is closed, there will be a complete mutual release of all claims that were asserted, or could have been asserted, in the Cook County Action and the Fairfax II Action.

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

On each of July 1, 2011, August 1, 2011, and September 1, 2011, we issued 1,749 shares of common stock to our Advisor for the performance of services in accordance with the advisory agreement. These shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. There were no other sales of unregistered securities in the three months ended September 30, 2011.

Use of Public Offering Proceeds

Follow-on Offering

On July 20, 2009, our Registration Statement on Form S-11 (File No. 333-157375) covering a public offering of up to 105,000,000 shares of common stock, was declared effective under the Securities Act. Pursuant to this follow-on offering, we offered up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. As explained elsewhere in this report, we suspended the primary portion of our follow-on offering on December 31, 2010, and the DRIP portion of our follow-on offering on March 11, 2011. The follow-on offering terminated on July 17, 2011.

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors approved the Amended and Restated DRIP. On March 25, 2011, we filed a registration statement on Form S-3 with the SEC (Registration No. 333-173104) to register shares issuable pursuant to the Amended and Restated DRIP. The Form S-3 became effective automatically upon filing. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment at $9.50 per share, for a maximum offering up to $95,000,000. As of September 30, 2011, a total of $1,401,000 in distributions was reinvested and 147,495 shares of our common stock were issued pursuant to the Amended and Restated DRIP. Proceeds from the Amended and Restated DRIP were used to fund our operations.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5(a).	Other Information.

None.

Item 5(b).	Material Changes to Proceedings by Which Security Holders May Recommend Nominees.

None.

Item 6.	Exhibits.

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

APARTMENT TRUST OF AMERICA, INC. (Registrant)

November 10, 2011 Date	By:	/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr. Chief Executive Officer and Chairman of the

Board of Directors (principal executive officer)

November 10, 2011 Date	By:	/S/ B. MECHELLE LAFON
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.6	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)

3.7	Second Amendment to Amended and Restated Bylaws of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2011 and incorporated herein by reference).

3.8	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.9	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.10	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference).

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chef Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.