Form 10-K
period 2011-12-31
Apartment Trust of America, Inc.
filed 2012-03-30
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐        No  ☑

While there is no established market for the Registrant’s shares of common stock, the Registrant currently has an effective public offering of shares of its common stock under its Second Amended and Restated Distribution Reinvestment Plan, which was adopted pursuant to a Registration Statement on Form S-3. The Registrant terminated its offering of shares of its common stock pursuant to its follow-on offering on July 17, 2011. The last price paid to acquire a share pursuant to the Registrant’s Second Amended and Restated Distribution Reinvestment Plan was $9.50 per share. There were approximately 19,770,108 shares of common stock held by non-affiliates at June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 16, 2012, there were 19,994,462 shares of common stock of Apartment Trust of America, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2012 annual stockholders meeting, which is expected to be filed no later than April 30, 2012, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Apartment Trust of America, Inc.

(A Maryland Corporation)

PART I

Item 1.    Business.

The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

Our Company

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore, we consider that our date of inception. We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced our initial public offering on July 19, 2006, or our initial offering, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share pursuant to our primary offering and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced our follow-on public offering, in which we offered to the public up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Manager Agreement. After an unsuccessful attempt to transition the capital formation function to a successor managing broker-dealer, we suspended the primary portion of our follow-on offering on December 31, 2010. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP. Our follow-on offering remained suspended through its July 17, 2011 termination date.

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

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC. Prior to the termination of the Grubb & Ellis Advisory Agreement, our day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with the Company in that certain of the Company’s executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors, LLC. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Carneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement in accordance with the terms thereof. The Grubb & Ellis Advisory Agreement terminated on December 31, 2010 and our Former Advisor no longer serves as our company’s advisor. On February 20, 2012, Grubb & Ellis Company filed for Chapter 11 bankruptcy protection and announced that it signed an agreement to sell substantially all of its assets to BGC Partners, Inc.

From December 31, 2010 until February 25, 2011, we were externally advised by ROC REIT Advisors, LLC, or our Advisor. However, during that time there was no formal agreement between us and our Advisor and our Advisor was not compensated for its services. On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and our Advisor. This advisory agreement was amended and restated on November 4, 2011, and on March 29, 2012, our board of directors approved a new advisory agreement with the same terms as, and effective as of the original expiration date of, the February 25, 2011 agreement, replacing the November 4, 2011 agreement. Our Advisor is affiliated with us in that it is owned by Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms with the mutual agreement of the parties. Pursuant to the terms of the advisory agreement, our Advisor will use its commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor is also obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally (i) provides and performs the day-to-day management of our company; (ii) serves as our company’s investment advisor; (iii) locates, analyzes and selects potential investments for our company and structures and negotiates the terms and conditions of acquisition and disposition transactions; (iv) arranges for financing and refinancing with respect to investments by our company; and (v) enters into leases and service contracts with respect to the investments by our company. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to our company and its stockholders.

Our day-to-day operations are managed by our Advisor and our properties are managed by ATA Property Management, LLC (formerly named MR Property Management, LLC), or ATA Property Manager, which is a wholly-owned taxable subsidiary of our operating partnership.

Key Developments During 2011 and 2012

•

On March 25, 2011, we filed a registration statement on Form S-3 (File No. 333-173104) to register shares for sale under our Amended and Restated DRIP, which became effective automatically with the SEC, upon filing.

•

On June 15, 2011, we notified Deloitte & Touche, LLP, or Deloitte & Touche, that they were being dismissed as our registered public accounting firm, effective immediately. The decision to dismiss Deloitte & Touche was approved by the audit committee of our board of directors. On the same day, the audit committee of our board of directors approved the engagement of Ernst & Young, LLP as our independent registered public accounting firm.

•

On June 17, 2011, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, from Mission Residential, LLC for $200,000. We are not affiliated with Mission Residential, LLC. As a result of our acquisition of the remaining 50% ownership interest in NNN/MR Holdings, as of June 17, 2011, we own an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries.

•

On June 28, 2011, our board of directors appointed B. Mechelle Lafon as our new Chief Financial Officer and Treasurer. Ms. Lafon replaces Stanley J. Olander as Chief Financial Officer. Mr. Olander will continue to serve as our Chairman and Chief Executive Officer.

•	On July 17, 2011, we terminated our follow-on public offering of shares of our common stock pursuant to our registration statement on Form S-11 (Registration No. 333-157375).

•

On November 4, 2011, we entered into a First Amended and Restated Advisory Agreement among us, our operating partnership and our Advisor in connection with the modification of certain compensation provisions in the original advisory agreement dated February 25, 2011.

•

Effective February 25, 2012, we entered into a new Advisory Agreement among us, our operating partnership and our Advisor, which has the same terms as the original February 25, 2011 advisory agreement and replaces the November 4, 2011 First Amended and Restated Advisory Agreement.

Our Structure

The following is a diagram of our organizational structure as of December 31, 2011:

Principal Offices

Our principal executive offices are located at 4901 Dickens Road, Suite 101, Richmond, Virginia 23230 and the telephone number is (804) 237-1335. The e-mail address of our investor relations department is investor-relations@atareit.com. Our annual, quarterly, current reports, and amendments to those reports, can be accessed on our web site at www.atareit.com or the web site of the SEC at www.sec.gov and printed free of charge.

Investment Objectives

Our investment objective is to acquire quality apartment communities so we can provide our stockholders with:

•	stable cash flows available for distributions to our stockholders;

•	preservation, protection and return of capital; and

•	growth of income and principal without taking undue risk.

Additionally, we intend to:

•	continue to invest in income-producing real estate and other real estate-related investments in a manner which permits us to maintain our qualification as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the ultimate sale of our properties.

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

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, nearly 80.0% of the estimated total U.S. population growth between 2000 and 2030 will occur in the South and West parts of the United States. We will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and a strong credit profile and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes. They may also be individuals who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flows to our investors as well as increasing the value of our properties.

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

Each of our key executives has considerable experience building successful real estate companies. As an example, Stanley J. Olander, Jr., our Chief Executive Officer and Chairman of the board of directors, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years and previously served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, a publicly-traded apartment REIT. Likewise, Gustav G. Remppies, our President, and David L. Carneal, our Executive Vice President and Chief Operating Officer, are the former Chief Investment Officer and Chief Operating Officer, respectively, of Cornerstone, where they oversaw the growth of that company. B. Mechelle Lafon, our Chief Financial Officer, served as the corporate controller of UDR, Inc., a publicly traded apartment REIT, where she supervised the corporate accounting, financial reporting and payroll departments.

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

Our Advisor may receive acquisition fees of up to 1.0% of the contract purchase price of each property we acquire and up to 1.0% of the origination price or purchase price of real estate-related securities. We also will reimburse our Advisor for expenses actually incurred related to selecting, evaluating or acquiring such properties. The total of all acquisition fees and expenses paid to our Advisor or affiliates of our Advisor, including any real estate commissions or other fees paid to third parties, but excluding any development fees and construction fees paid to persons affiliated with our sponsor in connection with the actual development and construction of a project, will not exceed an amount equal to 6.0% of the contract purchase price of the property, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such limits are determined to be commercially competitive, fair and reasonable to us by a majority of our directors not interested in the transaction and by a majority of our independent directors not interested in the transaction.

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

We do not purchase any property unless and until we obtain an environmental assessment, at a minimum a Phase I review, and generally are satisfied with the environmental status of the property, as determined by our Advisor.

We may also enter into arrangements with the seller or developer of a property, whereby the seller or developer agrees that if, during a stated period, the property does not generate specified cash flows, the seller or developer will pay us in cash an amount necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

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

We primarily acquire properties through wholly owned subsidiaries of our operating partnership. We intend to continue to acquire fee simple ownership of our apartment communities; however, we may acquire properties subject to long-term ground leases. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a property.

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

Joint Ventures

We have invested and may continue to invest in general partnerships and joint venture arrangements with other real estate programs formed by, sponsored by or affiliated with our Advisor or an affiliate of our Advisor if a majority of our independent directors who are not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and our stockholders and on substantially the same terms and conditions as those received by the other joint venturers. We may also invest with nonaffiliated third parties by following the general procedures to obtain approval of an acquisition. However, we will not co-invest and acquire interests in properties through tenant in common syndications.

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

While it is our intention to hold each property we acquire for a minimum of four years, circumstances might arise which could result in the early sale of some properties. A property may be sold before the end of the expected holding period if:

•	we believe the value of a property might decline substantially;

•	an opportunity has arisen to improve other properties;

•	we can increase cash flows through the disposition of the property; or

•	we believe the sale of the property is in our and our stockholders’ best interest.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view towards achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized.

Borrowing Policies

We have acquired and intend to continue to acquire properties with cash and mortgage loans or other debt, but we may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our operating partnership. With respect to properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. In such event, the proceeds from the loans will be used to acquire additional properties in order to increase our cash flows and provide further diversification.

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of December 31, 2011, our aggregate borrowings were 66.6% of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 30, 2012 and December 31, 2011, our leverage did not exceed 300.0% of our net assets.

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

Board Review of Our Investment Policies

Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our Company and our Advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies may also vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

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

Geographic Concentration

For the year ended December 31, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 57.4%, 11.3%, 11.0%, 7.6% and 3.1%, respectively, of our total rental income and other property revenues. Our four leased properties located in Texas and North Carolina accounted for an aggregate of 9.6% of our total rental income and other property revenues. See Note 11, Business Combinations, for a further discussion of the four leased properties. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Employees

We have no paid employees; however, ATA Property Management, our indirect wholly-owned subsidiary and property manager, has a staff of approximately 355 employees who perform a range of services for us, principally, property management and leasing services for our properties. ATA Property Management serves as the property manager for approximately 33 additional multi-family apartment communities that are owned by unaffiliated third parties as well as the property manager for four multi-family apartment properties leased by subsidiaries of NNN/MR Holdings, a joint venture in which we hold a 100% interest. See Note 11, Business Combinations, for a further discussion of the four leased properties. Our day-to-day management is performed by our Advisor. All of our executive officers are employed by our Advisor.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the years ended December 31, 2011, 2010 and 2009. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our one reportable segment.

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

In the past, we have paid distributions from sources other than our cash flows from operations, including from the net proceeds from our offerings, and from borrowed funds. We may continue to pay distributions from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.

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

For the year ended December 31, 2011, we paid distributions of $7,395,000 ($4,703,000 in cash and $2,692,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows from operations of $6,431,000. From our inception through December 31, 2011, we paid cumulative distributions of $39,726,000 ($23,184,000 in cash and $16,542,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows from operations of $19,910,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

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

Our ability to achieve our investment objectives and to pay distributions to you is dependent upon the performance of our Advisor or any successor advisor in selecting additional investments for us to acquire in the future, selecting property managers for our properties and securing financing arrangements. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. Our follow-on offering was suspended on December 31, 2010 and remained suspended until its termination date on July 17, 2011. As of December 31, 2010, we had raised $29,885,000 in proceeds in the follow-on offering, exclusive of proceeds raised pursuant to the DRIP. Thus, in the year ended December 31, 2010, we did not raise enough proceeds from the sale of shares of our common stock in our follow-on offering to significantly expand or further geographically diversify our real estate portfolio. In addition, for the year ended December 31, 2011, we did not raise any proceeds in the primary portion of our follow-on offering.

Your investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment increases. Our Advisor may not be successful in identifying additional suitable investments on financially attractive terms or that, if it identifies suitable investments we will have access to capital or borrowings, or that our investment objectives will be achieved. In any such an event, our ability to pay distributions to you would be adversely affected.

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

As the first step toward our long-term strategy of internalizing our management functions, we have internalized our property management function by acquiring substantially all of the assets and certain liabilities of Mission Residential Management, including the in-place workforce of approximately 355 employees, through our taxable REIT subsidiary, ATA Property Management. As of result of employing such personnel, and any additional personnel as a result of an election to internalize our operations, we are subject to potential liabilities faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

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

Olander, Jr., Chairman of our Board of Directors and our Chief Executive Officer, in managing our investments and our day-to-day activities, determining and negotiating any financing arrangements, identifying and negotiating potential acquisitions, and identifying and assessing strategic alternatives for our business. We currently do not have an employment agreement with Mr. Olander. If we were to lose the benefit of Mr. Olander’s experience, efforts and abilities, or the benefit of any of our other directors, we may not be able to achieve our investment objectives and our operating results could suffer.

Our operating partnership has been named as a defendant in a complaint seeking an injunction to prevent the acquisition of the eight DST properties that we have contracted to acquire.

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets of Mission Residential Management and eight additional apartment communities, or the DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate MR Holdings serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the operating partnership and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 5, 2010, we closed the acquisition of substantially all of the assets of Mission Residential Management, consisting primarily of property management agreements with respect to the DST properties and all of the additional properties managed by Mission Residential Management, as well as other personal property assets, intellectual property and other intangible assets, human resources and other assets related to the Mission Residential Management property management business. On November 9, 2010, seven of the 277 investors that hold interests in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight DST property acquisition transactions would be closed during the 90-day period following the date of such Consent Order. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of our board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements for the eight DST properties in accordance with the terms of the agreements.

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax Action and the Fairfax II Action. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax litigation.

On October 5, 2011, the parties to the Fairfax II Action and the Cook County Action entered into a Settlement Agreement to resolve all outstanding claims in both cases. In conjunction with the entry into the Settlement Agreement, the Court entered an order staying the Fairfax II Action until December 9, 2011. The settlement is conditioned upon the occurrence of various events and the negotiation and execution of various ancillary agreements, which have not yet occurred. Litigation for both the Fairfax Action and the Fairfax II Action is scheduled for trial on April 9, 2012. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.

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

Our Chief Executive Officer, our President and our Executive Vice President and Chief Operating Officer, as well as our non-independent directors, are also the owners and officers of our Advisor, and may be involved in other real estate investment activities that may give rise to conflicts of interest. As managers and owners of our Advisor or with interests in competition with our own interests, these individuals experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor and any other entities with which they may be affiliated. These conflicts of interest could limit the time and services that some of our officers devote to our company and the affairs of our Advisor. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Poor or inadequate management of our business would adversely affect our results of operations and the value of ownership of shares of our common stock.

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

Risks Related to Our Organizational Structure

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the Amended and Restated DRIP and up to 50,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors or in exchange for assets;

•	issuances of shares of our common stock to our Advisor in connection with the asset management fee;

•	issuances of our securities pursuant to our 2006 Incentive Award Plan, or the 2006 Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

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

Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. Because we intend to acquire apartment communities in select U.S. metropolitan markets, our portfolio of properties may not be geographically diversified. A relatively smaller, less geographically diverse portfolio could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and, therefore, expose our stockholders to increased risk. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

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

•

a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our strategies or objectives, including our strategy to maintain our qualification as a REIT; and

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

We have financed, and we intend to continue to finance, a portion of the purchase price of our investments in real estate by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of the offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 65.0% of the combined market value of our real estate and real estate-related investments. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of December 31, 2011, our aggregate borrowings were 66.6% of the combined fair market value of all of our real estate and real estate-related investments. The excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase two of our properties.

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

If our stockholders participate in the Amended and Restated DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of our common stock received.

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

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2012. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2012; however, it is impossible to anticipate the effects of any such legislation at this time.

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

Not applicable.

Item 2.     Properties.

Leases

Our principal executive offices are at 4901 Dickens Road, Suite 101, Richmond, Virginia 23230. On November 19, 2010, our Advisor entered into a lease for our principal executive offices with The Wilton Companies, Inc. The president of The Wilton Companies, Inc. is Richard S. Johnson who is an independent director of our company. The lease has a term of three years at a monthly rental of $4,744.

Upon the purchase of substantially all of the assets and certain liabilities of ATA Property Management on November 5, 2010, we assumed the existing lease for the property management offices located at 10467 White Granite Drive, Suite 300, Oakton, Virginia 22124. The lease expires in October 2014.

As of December 31, 2011, we owned an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries, and managed the four properties with an aggregate of 1,066 units leased by such subsidiaries. One of the property leases expires in November 2014, two of the property leases expire in December 2014 and one of the property leases expires in January 2015. We expect to be able to renew our leases on terms commercially acceptable to us at each of our leased locations. See Note 11, Business Combinations, for a further discussion of the four leased properties.

Property Statistics

The following table presents certain additional information about our properties as of December 31, 2011:

Property	Property Location	# of Units	Ownership Percentage	Date Acquired	Purchase Price	Annual Rent(1)	% of Total Annual Rent(1)	Physical Occupancy(2)	Annual Rent Per Leased Unit(3)
Consolidated Properties:
Walker Ranch Apartment Homes	San Antonio, TX	325	100%	10/31/06	$30,750,000	$3,546,000	9.0%	95.4%	$11,438
Hidden Lake Apartment Homes	San Antonio, TX	380	100%	12/28/06	32,030,000	3,589,000	9.1	95.3	9,914
Park at Northgate	Spring, TX	248	100%	06/12/07	16,600,000	2,391,000	6.1	97.2	9,920
Residences at Braemar	Charlotte, NC	160	100%	06/29/07	15,000,000	1,362,000	3.5	93.8	9,081
Baypoint Resort	Corpus Christi, TX	350	100%	08/02/07	33,250,000	3,742,000	9.5	92.6	11,539
Towne Crossing Apartments	Mansfield, TX	268	100%	08/29/07	21,600,000	2,446,000	6.2	94.0	9,705
Villas of El Dorado	McKinney, TX	248	100%	11/02/07	18,000,000	2,006,000	5.1	97.6	8,289
The Heights at Olde Towne	Portsmouth, VA	148	100%	12/21/07	17,000,000	1,849,000	4.7	97.3	12,844
The Myrtles at Olde Towne	Portsmouth, VA	246	100%	12/21/07	36,000,000	3,210,000	8.2	91.9	14,205
Arboleda Apartments	Cedar Park, TX	312	100%	03/31/08	29,250,000	2,614,000	6.6	95.8	8,743
Creekside Crossing	Lithonia, GA	280	100%	06/26/08	25,400,000	2,536,000	6.4	93.2	9,715
Kedron Village	Peachtree City, GA	216	100%	06/27/08	29,600,000	2,522,000	6.4	91.7	12,738
Canyon Ridge Apartments	Hermitage, TN	350	100%	09/15/08	36,050,000	3,172,000	8.1	90.0	10,071
Bella Ruscello Luxury Apartment Homes	Duncanville, TX	216	100%	03/24/10	17,400,000	2,127,000	5.4	94.9	10,375
Mission Rock Ridge Apartments	Arlington, TX	226	100%	09/30/10	19,857,000	2,268,000	5.7	94.7	10,599

Total/Weighted Average		3,973			$377,787,000	$39,380,000	100%	94.2%	$10,520

(1)	Annual rent is based on contractual base rent from leases in effect as of December 31, 2011.

(2)	Physical occupancy as of December 31, 2011.

(3)	Average effective annual rent per leased unit as of December 31, 2011.

As of December 31, 2011, we owned fee simple interests in all of our properties.

The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

Indebtedness

For a discussion of our indebtedness and major encumbrances on our properties, see Note 6, Mortgage Loan Payables, Net, and Unsecured Note Payable, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets of Mission Residential Management and eight additional apartment communities, or the DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate MR Holdings serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the operating partnership and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 5, 2010, we closed the acquisition of substantially all of the assets of Mission Residential Management, consisting primarily of property management agreements with respect to the DST properties and all of the additional properties managed by Mission Residential Management, as well as other personal property assets, intellectual property and other intangible assets, human resources and other assets related to the Mission Residential Management property management business. On November 9, 2010, seven of the 277 investors that hold interests in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight DST property acquisition transactions would be closed during the 90-day period following the date of such Consent Order. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of our board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements for the eight DST properties in accordance with the terms of the agreements.

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax Action and the Fairfax II Action.

On October 5, 2011, the parties to the Fairfax II Action and the Cook County Action entered into a Settlement Agreement to resolve all outstanding claims in both cases. In conjunction with the entry into the Settlement Agreement, the Court entered an order staying the Fairfax II Action until December 9, 2011. The settlement is conditioned upon the occurrence of various events and the negotiation and execution of various ancillary agreements, which have not yet occurred. Litigation for the Fairfax Action and the Fairfax II Action is scheduled for trial on April 9, 2012. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.

Item 4.    Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of FINRA and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our Advisor’s estimated value of the shares as of December 31, 2011 is $10.00 per share, which was the offering price for the shares in our follow-on public offering. However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We have not and do not currently anticipate obtaining appraisals for the properties we own, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. As previously reported, until 18 months after the later of the completion of our follow-on offering, we intend to continue to use the offering price of shares of our common stock in our follow-on offering as the estimated per-share value reported in our Annual Reports on Form 10-K. Beginning 18 months after the completion of our follow-on offering, the value of the properties and our other assets will be determined as our board of directors deems appropriate.

Stockholders

As of March 16, 2012, we had approximately 6,129 stockholders of record.

Distributions

From January 2010 through February 2011, we paid to our stockholders a 6% annualized distribution rate based on a purchase price of $10.00 per share. On February 24, 2011, our board of directors authorized an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share for the period commencing on March 1, 2011. We generally aggregate daily distributions and pay them monthly in arrears. As a REIT, we have made, and intend to continue to make, distributions each taxable year (not including return of capital for federal income tax purposes) equal to at least 90% of our taxable income. The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

For the year ended December 31, 2011, we paid aggregate distributions of $7,395,000 ($4,703,000 in cash and $2,692,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows from operations of $6,431,000. For the year ended December 31, 2010, we paid aggregate distributions of $10,883,000 ($6,486,000 in cash and $4,397,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $3,698,000. From our inception through December 31, 2011, we paid cumulative distributions of $39,726,000 ($23,184,000 in cash and $16,542,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows from operations of $19,910,000. The distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,981,800
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,981,800

(1)	On July 19, 2006, we granted an aggregate of 4,000 shares of restricted common stock, as defined in our 2006 Plan, to our independent directors in connection with their initial election, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007, June 25, 2008, June 23, 2009, June 22, 2010 and June 28, 2011, in connection with their re-election, we granted 1,000 shares of restricted common stock to each of our independent directors under our 2006 Plan, which have vested or will vest over the same period described above. On September 24, 2009, in connection with the resignation of one independent director, W. Brand Inlow, and the concurrent election of a new independent director, Richard S. Johnson, we granted 1,000 shares of restricted common stock to Mr. Johnson under our 2006 Plan, which vest over the same period described above. In addition, 800 shares and 2,000 shares of restricted common stock were forfeited in November 2006 and September 2009, respectively. Such outstanding shares of restricted common stock are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

See Note 9, Equity — 2006 Incentive Award Plan, for a further discussion of our 2006 Plan.

Recent Sales of Unregistered Securities

During the year ended 2009, the Company issued the following shares pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act:

On each of June 23, 2009, June 22, 2010, and June 28, 2011, the Company issued 1,000 shares of restricted common stock to each of its independent directors in connection with such directors’ re-election, of which 20% vested on the grant date and 20% will vest on each of the first four anniversaries of the date of the grant.

On September 24, 2009, in connection with the resignation of one independent director, W. Brand Inlow, and the concurrent election of a new independent director, Richard S. Johnson, the Company granted 1,000 shares of restricted common stock to Mr. Johnson under the 2006 Plan, which vest over the same period described above.

On May 2, 2011, the Company granted 3,498 shares of its common stock, and on each of June 2, 2011, July 1, 2011, August 1, 2011, September 1, 2011, October 3, 2011, November 1, 2011 and December 1, 2011, the Company granted 1,749 shares of its common stock, to the Advisor as consideration for the performance of certain services provided to the Company by the Advisor.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

Use of Public Offering Proceeds

Initial Offering

On July 19, 2006, we commenced our initial offering in which we offered up to 100,000,000 shares of our common stock for $10.00 per share and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,047,500,000. The shares of our common stock offered in our initial offering were registered with the SEC on a Registration Statement on Form S-11 (File No. 333-130945) under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 19, 2006. Our initial offering terminated on July 17, 2009. We have used all of the proceeds from our initial public offering.

Follow-on Offering

On July 20, 2009, we commenced our follow-on offering in which we offered up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. On December 31, 2010, we suspended the primary portion of our follow-on offering. Our follow-on offering terminated on July 17, 2011. We have used all of the proceeds from the primary portion of our follow-on offering.

As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares issued pursuant to the DRIP. As of December 31, 2010, a total of $6,144,000 in distributions were reinvested and 646,695 shares of our common stock were issued pursuant to the DRIP. Between January 1, 2011 and March 25, 2011, we issued 81,968 shares of our common stock pursuant to our DRIP, for a total amount of $778,000 in proceeds. As explained in further detail below, effective March 25, 2011, we adopted our Amended and Restated DRIP.

As of December 31, 2010, a total of $15,000 remained payable to Grubb & Ellis Company, our Former Dealer Manager, our Former Advisor or their affiliates for offering related costs in connection with our follow-on offering. As of March 25, 2011, this amount has been paid in full from cash flows from operations as they became due and payable by us in the ordinary course of business.

For the years ended December 31, 2011 and 2010, our FFO was $4,595,000 and $2,096,000, respectively. For the year ended December 31, 2011, we paid aggregate distributions of $7,395,000 ($4,703,000 in cash and $2,692,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP). Accordingly, 97.7% of the cash portion of the distribution was paid from FFO. Our aggregate distributions paid in 2011 was $7,395,000 while our MFFO as of December 31, 2011 was $7,628,000, therefore our management believes our distribution is sustainable over time. For the year ended December 31, 2010, we paid aggregate distributions of $10,883,000 ($6,486,000 in cash and $4,397,000 in shares of our common stock pursuant to the DRIP). Accordingly, 32.3% of the cash portion of the distribution was paid from FFO and 67.7% of the cash portion of the distribution was paid from proceeds from our initial and follow-on offerings. For a discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net loss, see Item 7. Management’s Discussion of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

Second Amended and Restated Distribution and Reinvestment Plan

On February 24, 2011, our board of directors approved the Amended and Restated DRIP. On March 25, 2011, we filed a registration statement on Form S-3 with the SEC (Registration No. 333-173104) to register shares issuable pursuant to the Amended and Restated DRIP. The Form S-3 became effective automatically upon filing. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment at

$9.50 per share, for a maximum offering up to $95,000,000. As of December 31, 2011, a total of $1,914,000 in distributions was reinvested and 201,426 shares of our common stock were issued pursuant to the Amended and Restated DRIP. All proceeds from the Amended and Restated DRIP were used to fund our operations. We have not occurred any offering fees or expenses in connection with the Amended and Restated DRIP.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors adopted a share repurchase plan effective July 19, 2006, which was amended and restated on September 20, 2009. According to the share repurchase plan, share repurchases by our company were allowed when certain criteria were met by its stockholders. Share repurchases were made at the sole discretion of the board of directors. On February 24, 2011, the board of directors determined that it was in our company’s best interest to preserve its cash, and terminated the share repurchase plan. Accordingly, there were no repurchases made during the fourth quarter of the fiscal year ended 2011.

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

	December 31,
Selected Financial Data	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Total assets	$356,695,000	$368,534,000	$338,303,000	$344,685,000	$228,814,000
Mortgage loan payables, net	$243,332,000	$244,072,000	$217,434,000	$217,713,000	$139,318,000
Unsecured note payable	$7,750,000	$7,750,000	$9,100,000	$9,100,000	$7,600,000
Total equity	$93,123,000	$106,158,000	$104,769,000	$106,705,000	$66,057,000

	Year Ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Total revenues	$61,863,000	$42,121,000	$37,465,000	$31,878,000	$12,705,000
Loss from continuing operations	$(8,946,000)	$(10,765,000)	$(5,719,000)	$(12,827,000)	$(5,579,000)
Net loss attributable to company stockholders	$(8,946,000)	$(10,765,000)	$(5,719,000)	$(12,826,000)	$(5,579,000)
Net loss per common share — basic and diluted(1):
Net loss from continuing operations	$(0.45)	$(0.59)	$(0.35)	$(1.04)	$(1.10)
Net loss attributable to company stockholders	$(0.45)	$(0.59)	$(0.35)	$(1.04)	$(1.10)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$6,431,000	$3,698,000	$5,718,000	$1,567,000	$2,195,000
Cash flows used in investing activities	$(3,021,000)	$(44,580,000)	$(1,824,000)	$(126,638,000)	$(126,965,000)
Cash flows provided by financing activities	$(5,593,000)	$37,261,000	$337,000	$126,041,000	$125,010,000
OTHER DATA:
Distributions declared	$6,904,000	$11,034,000	$9,999,000	$8,633,000	$3,519,000
Distributions declared per common share	$0.35	$0.60	$0.62	$0.70	$0.68
Funds from operations(2)	$4,595,000	$2,096,000	$6,135,000	$(1,106,000)	$(194,000)
Net operating income(3)	$24,304,000	$20,727,000	$19,343,000	$15,832,000	$6,482,000
Apartment communities owned	15	15	13	13	9
Apartment communities managed	35	39	0	0	0
Apartment communities leased	4	0	0	0	0

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations, which includes a reconciliation of our GAAP net loss to FFO for the years ended December 31, 2011, 2010 and 2009.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2011, 2010 and 2009.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2011 and 2010, together with our results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009.

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

We commenced our initial public offering on July 19, 2006, or our initial offering, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share pursuant to our primary offering and up to 5,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced our follow-on public offering, in which we offered to the public up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Manager Agreement. After an unsuccessful attempt to transition the capital formation function to a successor managing broker-dealer, on November 5, 2010, we suspended the primary portion of our follow-on offering on December 31, 2010. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP. Our follow-on offering remained suspended through its July 17, 2011 termination date.

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

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC. Prior to the termination of the Grubb & Ellis Advisory Agreement, our day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with the Company in that certain of the Company’s executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors, LLC. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Carneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.

On November 1, 2010, we received written notice from our Former Advisor stating that it had elected to terminate the Grubb & Ellis Advisory Agreement in accordance with the terms thereof. The Grubb & Ellis Advisory Agreement terminated on December 31, 2010, and the Former Advisor no longer serves as our advisor. On February 20, 2012, Grubb & Ellis Company filed for Chapter 11 bankruptcy protection and announced that it signed an agreement to sell substantially all of its assets to BGC Partners, Inc.

From December 31, 2010 until February 25, 2011, we were externally advised by ROC REIT Advisors, LLC, or our Advisor. However, during that time there was no formal agreement between us and our Advisor and our Advisor was not compensated for its services. On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and our Advisor. This advisory agreement was amended and restated on November 4, 2011, and on March 29, 2012, our board of directors approved a new advisory agreement with the same terms as, and effective as of the original expiration date of, the February 25, 2011 agreement, replacing the November 4, 2011 agreement. Our Advisor is affiliated with us in that it is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. Pursuant to the terms of the advisory agreement, our Advisor will use its commercially reasonable efforts to present to us a continuing and suitable investment program and opportunities to make investments consistent with our investment policies. Our Advisor is also obligated to provide us with the first opportunity to purchase any Class A income producing multi-family property which satisfies our investment objectives. In performing these obligations, our Advisor generally (i) provides and performs our day-to-day management; (ii) serves as our investment advisor; (iii) locates, analyzes and selects potential investments for us and structures and negotiates the terms and conditions of acquisition and disposition transactions; (iv) arranges for financing and refinancing with respect to our investments; and (v) enters into leases and service contracts with respect to our investments. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to us and our stockholders.

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

Our day-to-day operations are managed by our Advisor and our properties are managed by ATA Property Management, LLC (formerly named MR Property Management, LLC), or ATA Property Management, which is a wholly-owned taxable subsidiary of our operating partnership.

On June 17, 2011, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas, and Charlotte, North Carolina, with an aggregate of 1,066 units. We acquired such remaining interest from Mission Residential, LLC for $200,000. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multi-family apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets. As a result of our acquisition of the remaining 50% ownership interest in NNN/MR Holdings, as of June 17, 2011, we own an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries, and manage the four properties leased by such subsidiaries. We are also responsible for funding up to $2,000,000 in capital to the four master tenants by NNN/MR Holdings. We were not previously affiliated with NNN/MR Holdings.

As of December 31, 2011, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377,787,000. As of December 31, 2011, we also managed the four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/MR Holdings. We also were the third-party manager for another 35 properties. In January 2012, two of the property management contracts for such properties were terminated resulting in our being the third-party manager for 33 properties.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to capitalization of expenditures, impairment of real estate, purchase price allocation, goodwill and identified intangible assets, net and qualification as REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

Capitalization of Expenditures

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements. When depreciable property is disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment

We carry our properties at historical cost less accumulated depreciation. Properties held for sale are carried at the lower of net book value or fair value less costs to sell. We assess the impairment of a real estate asset on a quarterly basis or when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

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

Goodwill is tested for impairment on an annual basis as of December 31 or in interim periods if events or circumstances indicate potential impairment.

Identified intangible assets, net, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Purchase Price Allocation

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable business is allocated to the fair value of the assets and liabilities acquired. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2011 and 2010, we did not have any amounts allocated to above or below market leases.

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

Goodwill and Identified Intangible Assets, Net

During the fourth quarter of 2010, we, through ATA Property Management, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3,751,000 of goodwill. See Note 4, Identified Intangible Assets, Net and Note 11, Business Combinations, to the consolidated financial statements that are a part of this Annual Report on Form 10-K, for additional detail. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. As of each of December 31, 2011 and 2010, goodwill of $3,751,000 was included in our accompanying consolidated balance sheets. Goodwill is not amortized, but will be tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.

Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions; tenant relationship intangibles and an expected termination fee intangible resulting from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management in the fourth quarter of 2010; and a disposition fee right intangible resulting from the acquisition of the remaining 50% ownership interest in NNN/MR Holdings in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Tenant relationship intangibles are amortized on a basis consistent with estimated cash flows from these intangible assets.

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

Acquisitions in 2011, 2010 and 2009

For information regarding our acquisitions, see Note 11, Business Combinations, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Offering Proceeds

The primary portion of our follow-on offering was suspended on December 31, 2010, and remained suspended until its termination date on July 17, 2011. As a result, in the year ended December 31, 2010, we did not raise enough proceeds from the sale of shares of our common stock in our follow-on offering to significantly expand or further geographically diversify our real estate portfolio, and we did not raise any proceeds in the primary portion of our follow-on offering for the year ended December 31, 2011. A relatively smaller, less geographically diverse portfolio could result in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties, and, therefore, expose our stockholders to increased risk. In addition, some of our general and administrative expenses are fixed regardless of the size of our real estate portfolio. Therefore, having raised fewer gross offering proceeds than was our expectation, we likely will expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices, portions of which are now required of us. These costs may have a material adverse effect on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

Results of Operations

Comparison of the Years Ended December 31, 2011, 2010 and 2009

Our operating results are primarily comprised of income derived from our management company and our portfolio of apartment communities.

Except where otherwise noted, the change in our results of operations is primarily due to our owning 15 properties as of December 31, 2011 and 2010, compared to only 13 properties as of December 31, 2009. Of the 15 properties owned as of December 31, 2010, the Mission Rock Ridge Property was acquired on September 30, 2010 and the Bella Ruscello Property was acquired on March 24, 2010, and thus did not contribute a full year of operations. In addition, during the year ended December 31, 2011, we recognized a full year of management fee income due to our purchase during the fourth quarter of 2010 of substantially all of the assets and certain liabilities of Mission Residential Management, a third party property manager for 39 properties. On June 17, 2011, we acquired the remaining 50% ownership interest in the joint venture, NNN/MR Holdings, which allowed us to consolidate the operations of the master tenants of the four multi-family apartment properties leased by subsidiaries of NNN/MR Holdings from June 17, 2011 through December 31, 2011. These four multi-family apartment properties are included in the 39 properties that we manage. Due to our purchase of the remaining 50% ownership interest in NNN/MR Holdings, we no longer recognize a management fee income from these four multi-family apartment properties.

Revenues

For the years ended December 31, 2011, 2010 and 2009, revenues were $61,863,000, $42,121,000, and $37,465,000, respectively. For the year ended December 31, 2011, revenues were comprised of rental income of $42,485,000, other property revenues of $5,306,000 and management fee income of $14,072,000. For the year ended December 31, 2010, revenues were comprised of rental income of $35,568,000, other property revenues of $4,006,000 and management fee income of $2,547,000. For the year ended December 31, 2009, revenues were comprised of rental income of $33,674,000 and other property revenues of $3,791,000. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The year-over-year increase in revenues from rental income and other property revenues is due to the increase in the number of properties as discussed above.

The aggregate occupancy for our properties was 94.2%, 94.5%, and 93.9% as of December 31, 2011, 2010 and 2009, respectively. As occupancy continues to stabilize throughout our properties, we believe we will continue to achieve revenue growth through increasing rental rates on existing and new residents.

Rental Expenses

For the years ended December 31, 2011, 2010, and 2009, rental expenses were $21,249,000, $18,871,000, and $18,122,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Year Ended December 31,
	2011	2010	2009
Administration	$7,234,000	$6,327,000	$6,101,000
Real estate taxes	6,602,000	5,361,000	5,679,000
Utilities	3,825,000	3,066,000	2,505,000
Repairs and maintenance	2,800,000	2,239,000	2,175,000
Property management fees	—	1,156,000	1,087,000
Insurance	788,000	722,000	575,000

Total rental expenses	$21,249,000	$18,871,000	$18,122,000

For the year ended December 31, 2011, rental expenses increased $2,378,000, as compared to the year ended December 31, 2010. The increase in rental expenses was due to a $1,241,000 increase in real estate taxes, a $759,000 increase in utility costs and a $907,000 increase in administrative expenses. The majority of the increase in real estate taxes was related to 2010 as a result of successful property tax appeals during the year ended December 31, 2010 that were not present during the year ended December 31, 2011. These increases in rental expenses were partially offset by a $1,156,000 decrease in property management fees due to property management becoming an internal function as of January 1, 2011, cost for which are included in our general and administrative expenses.

For the year ended December 31, 2010, rental expenses increased $749,000, as compared to the year ended December 31, 2009. The increase in rental expenses was primarily driven by a $561,000 increase in utility costs, a $147,000 increase in insurance costs, a $69,000 increase in property management fees, and a $64,000 increase in repairs and maintenance expense. In addition, for 2010, bad debt expense of $223,000 was included in rental expenses and classified within administration costs. In prior years, bad debt expense of $446,000 and $544,000, was included in general and administrative expenses. These increases in rental expenses were partially offset by a $318,000 decrease in real estate taxes mainly as a result of successful property tax appeals.

As a percentage of revenue, operating expenses for the year ended December 31, 2011 decreased. Rental expenses as a percentage of property revenue (rental income and other property revenue) were 44.5%, 47.7%, and 48.4%, for the years ended December 31, 2011, 2010 and 2009, respectively. The year-over-year increase in rental expenses was due to the increase in 2011 and 2010 in the number of properties we owned plus the consolidation of the operations of the joint venture, as discussed above.

Property Lease Expense

For the year ended December 31, 2011, property lease expense was $2,402,000. Our property lease expense is due to our indirect 100% ownership of NNN/MR Holdings and its subsidiaries, which includes four leased multi-family apartment properties. Property lease expense is paid monthly to the master landlord.

Salaries and Benefits Expense

For the years ended December 31, 2011, 2010, and 2009, salaries and benefits expense was $13,908,000, $2,523,000, and $0, respectively. Salaries and benefits for the years ended 2011 and 2010 were due to our purchase, through our taxable REIT subsidiary, ATA Property Management, of substantially all of the assets and certain liabilities of Mission Residential Management, including an in-place work force to perform property management and leasing services for our properties. ATA Property Management also serves as the property manager for approximately 35 additional multi-family apartment communities that are owned by unaffiliated third parties as well as the property manager for the four joint venture leased properties. Of the $13,908,000 and $2,523,000 of salaries and benefits expense incurred during the years ended December 31, 2011 and 2010, $11,207,000 and $2,082,000, respectively, was reimbursed to us by the unaffiliated third parties and recorded as management fee income.

General and Administrative Expense

For the years ended December 31, 2011, 2010 and 2009, general and administrative expense was $5,497,000, $1,368,000, and $1,647,000, respectively. General and administrative expense consisted of the following for the periods then ended:

	Year Ended December 31,
	2011	2010	2009
Professional and legal fees(a)	$2,465,000	$569,000	$456,000
Bad debt expense(b)	—	—	446,000
Directors’ and officers’ insurance premiums	226,000	220,000	230,000
Bank charges	125,000	97,000	113,000
Franchise taxes	100,000	108,000	103,000
Directors’ fees	139,000	119,000	98,000
Postage and delivery	76,000	93,000	72,000
Investor-related services(c)	437,000	75,000	67,000
Asset management fee(d)	944,000	—	—
Office rent expense(e)	231,000	25,000	—
Stock compensation expense	30,000	25,000	24,000
Employee recruitment	108,000	—	—
Travel expense	107,000	20,000	7,000
Other(f)	509,000	17,000	31,000

Total general and administrative	$5,497,000	$1,368,000	$1,647,000

The increase in general and administrative expense of $4,129,000 for the year ended December 31, 2011, compared to the year ended December 31, 2010, and the decrease in general and administrative expense of $279,000 for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due to:

(a)	Professional and legal fees

For the year ended December 31, 2011, professional and legal fees increased $1,896,000, as compared to the year ended December 31, 2010. The increase in professional and legal fees was due to an increase in legal fees related to the litigation of the proposed acquisitions of the DST properties, corporate governance, SEC reporting and compliance, external consulting and tax preparation services, accounting professional fees and consulting fees due to our engagement of Robert A. Stanger & Co., Inc.

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

(b)	Bad debt expense

For the years ended December 31, 2011 and 2010, bad debt expense of $276,000 and $223,000, respectively, were included in rental expenses and classified within administration costs. For the year ended December 31, 2009, bad debt expense of $446,000 was included in general and administrative expenses.

For the year ended December 31, 2010, bad debt expense decreased $223,000, as compared to the year ended December 31, 2009. The decrease in bad debt expense resulted from an improvement in tenants’ ability to meet their contractual obligations under their lease agreements as well as an overall improvement in collection practices by the company. We continually evaluate individual tenant’s receivables considering the tenant’s financial condition, security deposits received, and current economic conditions.

(c)	Investor-related services

For the year ended December 31, 2011, investor-related services increased $362,000, as compared to the year ended December 31, 2010. The increase in investor-related services was due to certain external transfer agent services. During 2010, transfer agent services were provided by a subsidiary of our Former Advisor. See Note 8, Related Party Transactions, to the consolidated financial statements that are a part of this Annual Report on Form 10-K, for additional detail.

(d)	Asset management fees

The increase in asset management fees for the year ended December 31, 2011 as compared to the years ended December 31, 2010 and 2009, is due to asset management fees paid to our Advisor as part of the advisory agreement entered into on February 25, 2011. There were no asset management fees incurred to our Former Advisor during 2010 and 2009.

(e)	Office rent expense

For the years ended December 31, 2011 and 2010, we incurred office rent expense of $231,000 and $25,000, respectively. Upon the purchase of substantially all of the assets and certain liabilities of ATA Property Management during the fourth quarter of 2010, we assumed the existing lease for the property management office.

(f)	Other

For the year ended December 31, 2011, other expense increased by $492,000, as compared to the year ended December 31, 2010. The increase was due to the cost of maintaining our corporate offices in Richmond and Oakton, Virginia.

Acquisition-Related Expenses

For the years ended December 31, 2011, 2010 and 2009, we incurred acquisition-related expenses of $1,270,000, $5,394,000, and $12,000, respectively.

For the year ended December 31, 2011, we incurred acquisition-related expenses associated with the termination of the proposed acquisitions of the DST properties, the acquisitions of our management company and NNN/MR Holdings, and pursuing strategic transactions that may include further acquisitions, a merger or recapitalization of the company.

For the year ended December 31, 2010, we incurred acquisition-related expenses associated with the purchase of the Bella Ruscello Luxury Apartment Homes, or the Bella Ruscello property, and the Mission Rock Ridge Apartments, or the Mission Rock Ridge property, the acquisition of substantially all of the assets and certain liabilities of ATA Property Management, and the termination of proposed property acquisitions from Delaware statutory trusts for which an affiliate of MR Holdings serves as trustee, including acquisition fees of $1,228,000 paid to our Former Advisor and its affiliates.

For the year ended December 31, 2009, we recorded $12,000 in acquisition-related costs associated with the termination of a proposed acquisition.

Depreciation, Amortization and Impairment Loss

For the years ended December 31, 2011, 2010 and 2009, depreciation, amortization and impairment loss was $13,931,000, $12,861,000, and $11,854,000, respectively.

For the year ended December 31, 2011, depreciation and amortization increased $680,000, as compared to the year ended December 31, 2010, excluding the impairment loss. The increase in depreciation and amortization is primarily due to a full twelve month depreciation on 2010 property acquisitions during the year ended December 31, 2011. For the year ended December 31, 2011, the impairment loss was the result of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings. On December 31, 2010, we purchased an initial 50% ownership interest in NNN/MR Holdings and accounted for this transaction using the equity method of accounting until our purchase of the remaining 50% ownership interest on June 17, 2011. As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a net loss on the acquisition of the remaining 50% ownership interest.

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

Interest Expense

For the years ended December 31, 2011, 2010 and 2009, interest expense was $12,495,000, $11,881,000, and $11,552,000, respectively. Interest expense consisted of the following for the periods then ended:

	Year Ended December 31,
	2011	2010	2009
Interest expense on mortgage loan payables(a)	$11,647,000	$11,126,000	$10,429,000
Amortization of deferred financing fees — mortgage loan payables(a)	364,000	246,000	231,000
Amortization of debt discount	135,000	136,000	136,000
Interest expense on the Wachovia Loan(b)	—	—	124,000
Amortization of deferred financing fees — lines of credit(b)	—	—	88,000
Interest expense on unsecured note payables(c)	349,000	373,000	544,000

Total interest expense	$12,495,000	$11,881,000	$11,552,000

The increase in interest expense of $614,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, and the increase in interest expense of $329,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was due to the following:

(a)	Mortgage loan payables

Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $639,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $712,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increases in interest expense were due to the increases in mortgage loan payables balances outstanding as a result of the increase in the number of properties owned year-over-year, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances.

(b)	Interest expense and deferred financial fees on the lines of credit

In October 2009, we repaid the remaining outstanding principal balance on our loan of up to $10,000,000 with Wachovia Bank, National Association, or the Wachovia Loan, which had a maturity date of November 1, 2009. As such, we did not incur interest expense or amortization of deferred financing costs on the Wachovia Loan for the years ended December 31, 2011 and 2010.

(c)	Interest expense on unsecured note payables

Interest expense on unsecured note payables decreased by $24,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Interest expense on unsecured note payables decreased by $171,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The decreases were a result of the decrease in the outstanding principal amount on the unsecured note as of the periods then ended and the decrease in interest rates on the unsecured note payables during the periods then ended. As of December 31, 2011 and 2010, the outstanding principal amount under the unsecured note payables was $7,750,000 compared to $9,100,000 as of December 31, 2009. The interest rate on the unsecured note was 4.50% per annum during the years ended December 31, 2011 and 2010, and ranged from 4.50% to 8.43% per annum during the year ended December 31, 2009.

Interest Income

For the years ended December 31, 2011, 2010 and 2009, interest income was $2,000, $12,000, and $3,000, respectively. For such periods, interest income was related primarily to interest earned on our money market accounts. The change in interest income was due to higher cash balances and higher interest rates in 2010, as compared to 2011 and 2009.

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

Currently, we are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. In addition, we will require resources to make certain payments of fees and reimbursements of expenses to our Advisor. We estimate that we will require approximately $11,754,000 to pay interest on our outstanding indebtedness over the next 12 months, based on rates in effect as of December 31, 2011. In addition, we estimate that we will require $8,704,000 to pay principal on our outstanding indebtedness over the next 12 months. As of March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. If we purchase the Extension Option, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013. We have 30 days from March 21, 2012 in order to purchase the Extension Option. Upon purchasing the Extension Option, we are required to pay a non-refundable option purchase fee equal to one percent of the principal amount of the unsecured note, or $77,500. In order to exercise the Extension Option, we have to provide written notice to the lender 60 days prior to the maturity date of July 17, 2012. Within five days after the written notice is provided, we have to pay a non-refundable extension fee for the Extension Option equal to one percent of the principal amount of the unsecured note, or $77,500.

We are required by the terms of the applicable mortgage loan documents to meet certain financial reporting requirements. As of December 31, 2011, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also are responsible for funding up to $2,000,000 in capital to the four master tenants by NNN/MR Holdings. As of December 31, 2011, $1,637,000 of this $2,000,000 had already been funded and $363,000 remains available to draw.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations, borrowings and the net proceeds from our follow-on offering, which terminated on July 17, 2011. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf.

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

As of December 31, 2011, we estimate that our expenditures for capital improvements will require approximately $1,776,000 within the next 12 months. As of December 31, 2011, we had $530,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2011, 2010, and 2009, were $6,431,000, $3,698,000, and $5,718,000, respectively.

For the year ended December 31, 2011, cash flows provided by operating activities primarily related to a full year of operations of our 15 properties, as well as the payment of a full year of management fee income due to the purchase of our management company. In addition, there was a $521,000 decrease in accounts and other receivables due to the consolidation of our joint venture and the elimination of the related management fee receivable along with an increase in cash receipts from our 35 fee managed properties. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

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

As of December 31, 2011, no amounts remained payable to our Former Advisor and its affiliates for operating expenses and property management fees. As of December 31, 2010, we had an amount payable of $94,000 to our Former Advisor and its affiliates for operating expenses and property management fees, which has been paid from cash flows from operations as they became due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2010, no amounts due to our Former Advisor or its affiliates have been deferred or forgiven. Effective January 1, 2009, our Former Advisor agreed to waive the asset management fee until the quarter following the quarter in which we generated FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. Our Former Advisor and its affiliates have no other obligations to defer, waive or forgive amounts due to them. In the future, if our Advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2011, 2010, and 2009, were $3,021,000, $44,580,000, and $1,824,000, respectively.

For the year ended December 31, 2011, cash flows used in investing activities related primarily to capital expenditures of $1,328,000 and the increase in restricted cash of $1,113,000 for property taxes, insurance and capital expenditure escrows. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase properties, in which case cash flows used in investing activities would likely increase.

For the year ended December 31, 2010, cash flows used in investing activities related primarily to the acquisition of two real estate operating properties in the aggregate amount of $36,713,000 as well as the acquisition of substantially all of the assets and certain liabilities of a property management company in the amount of $5,513,000.

For the year ended December 31, 2009, cash flows used in investing activities related primarily to the payment of the seller’s allocation of accrued liabilities on our 2008 acquisitions of real estate operating properties in the amount of $469,000 and $1,304,000 of cash flows used for capital expenditures.

Financing Activities

Cash flows used in financing activities for the year ended December 31, 2011 were $5,593,000 compared to cash flows provided by financing activities for the years ended December 31, 2010 and 2009 of $37,261,000 and $337,000, respectively.

For the year ended December 31, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $875,000 and distributions made to our stockholders in the aggregate amount of $4,703,000. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows used in financing activities would likely increase.

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

For the year ended December 31, 2009, cash flows provided by financing activities related primarily to funds raised from investors in our offerings of $13,238,000, partially offset by share repurchases of $2,383,000 pursuant to our share repurchase plan, which was terminated on February 24, 2011, principal repayments on the Wachovia Loan of $3,200,000, which matured on November 1, 2009, payment of offering costs of $1,590,000 and distributions in the amount of $5,676,000.

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

Beginning in March 2009, our board of directors reduced our annualized distribution rate from 7.0% to 6.0% based upon a purchase price of $10.00 per share. We paid distributions to our stockholders at this annualized rate through February 2011. On February 24, 2011, our board of directors authorized an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share for the period commencing on March 1, 2011. We generally aggregate daily distributions and pay them monthly in arrears.

For the year ended December 31, 2011, we paid aggregate distributions of $7,395,000 ($4,703,000 in cash and $2,692,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows from operations of $6,431,000. For the year ended December 31, 2010, we paid aggregate distributions of $10,883,000 ($6,486,000 in cash and $4,397,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $3,698,000. For the year ended December 31, 2009, we paid aggregate distributions of $10,049,000 ($5,676,000 in cash and $4,373,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows from operations of $5,718,000. From our inception through December 31, 2011, we paid cumulative distributions of $39,726,000 ($23,184,000 in cash and $16,542,000 in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows from operations of $19,910,000. The cumulative distributions paid in excess of our cash flows from operations were paid using net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Sources of Distributions

For the years ended December 31, 2011, 2010, and 2009, our FFO was $4,595,000, $2,096,000, and $6,135,000, respectively. For the year ended December 31, 2011, the cash portion of our distributions was $4,703,000. Accordingly, 97.7% of the cash portion of the distributions was paid from FFO. Our aggregate distributions paid in 2011 was $7,395,000 while our MFFO as of December 31, 2011 was $7,628,000, therefore our management believes our distribution is sustainable over time. For the year ended December 31, 2010, 32.3% of the cash portion of our distributions, $2,096,000, was paid from FFO and 67.7% of the cash portion of our distribution, $4,390,000, was paid from proceeds from our initial and follow-on offerings. For the year ended December 31, 2009, the cash portion of our distributions was paid from FFO. From our inception through December 31, 2011, our cumulative FFO was $11,292,000. From our inception through December 31, 2011, we paid cumulative aggregate distributions of $39,726,000 ($23,184,000 in cash and $16,542,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP). 48.7% of the cash portion of our cumulative distributions, $11,292,000, was paid from FFO and 51.3%, $11,892,000, of the cash portion of our cumulative distributions was paid from proceeds from our initial and follow-on offerings. The payment of distributions from sources other than FFO reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net loss, see Funds from Operations and Modified Funds from Operations below.

If distributions made to our stockholders are in excess of our current and accumulated earning and profits, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. The income tax treatment for distributions per common share reportable for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011		2010		2009
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.35	100	0.60	100	0.63	100

	$0.35	100%	$0.60	100%	$0.63	100%

On January 31, 2012, our board of directors authorized a monthly distribution to our stockholders of record as of the close of business on January 31, 2012. The distribution was equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3%, assuming a purchase price of $10.00 per share. The distribution was paid in February 2012 from legally available funds.

On February 21, 2012, our board of directors authorized a monthly distribution to our stockholders of record as of the close of business on February 29, 2012. The distribution will be equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3%, assuming a purchase price of $10.00 per share. The distributions will be paid in cash monthly in arrears. The distributions will be paid in March 2012 and April 2012 from legally available funds.

For a further discussion of our distributions, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of December 31, 2011, our aggregate borrowings were 66.6% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable to an affiliate we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 30, 2012 and December 31, 2011, our leverage did not exceed 300.0% of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payable

For a discussion of our mortgage loan payables, net and our unsecured note payable, see Note 6, Mortgage Loan Payables, Net and Unsecured Note Payables, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of December 31, 2011, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $243,723,000 ($243,332,000, net of discount).

As of December 31, 2011, we had $7,750,000 outstanding under the amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, with G&E Apartment Lender, LLC, an unaffiliated party. The original note was with NNN Realty Advisors, Inc., or NNN Realty Advisors, a wholly-owned subsidiary of our former sponsor. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G & E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6,200,000, with the principal outstanding balance remaining at $7,750,000. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note. If we purchase the option to extend the maturity date of the note, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013.

We are required by the terms of the applicable loan documents to meet certain financial reporting requirements. As of December 31, 2011, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2011, the weighted average effective interest rate on our outstanding debt was 4.69% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of December 31, 2011. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year (2012)		1-3 Years (2013-2014)	4-5 Years (2015-2016)	More than 5 Years (After 2016)	Total
Principal payments — fixed rate debt	$8,704,000	(1)	$16,741,000	$40,018,000	$125,010,000	$190,473,000
Interest payments — fixed rate debt	10,274,000		19,563,000	15,437,000	7,022,000	52,296,000
Principal payments — variable rate debt	—		252,000	60,748,000	—	61,000,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2011)	1,480,000		2,948,000	998,000	—	5,426,000

Total	$20,458,000		$39,504,000	$117,201,000	$132,032,000	$309,195,000

(1)	Included in this amount is our unsecured note payable of $7,750,000 which matures on July 17, 2012. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. If we purchase the Extension Option, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet transactions and we currently have no such arrangements.

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

Funds from Operations and Modified Funds From Operations

Funds From Operations is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest expenses.

In addition to FFO, we use Modified Funds From Operations, or MFFO, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO, acquisition-related expenses, litigation expenses related to DST properties, impairment loss, amortization of debt discount and amortization of an above market lease. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt discount and amortization of an above market lease in accordance with the practice guidelines of the Investment Program Association, an industry trade group. MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Net loss	$(8,946,000)	$(10,765,000)	$(5,719,000)
Add:
Net loss attributable to noncontrolling interests	—	—	—
Depreciation and amortization	13,541,000	12,861,000	11,854,000

FFO	$4,595,000	$2,096,000	$6,135,000

Add:
Acquisition-related expenses	$1,270,000	$5,394,000	$12,000
Litigation expenses related to DST Properties	1,321,000	—	—
Impairment loss	390,000	—	—
Amortization of debt discount	135,000	136,000	136,000
Amortization of above market lease	(83,000)	(13,000)	—

MFFO(1)	$7,628,000	$7,613,000	$6,283,000

Weighted average common shares outstanding — basic and diluted	19,812,886	18,356,824	16,226,924

FFO per common share — basic and diluted	$0.25	$0.11	$0.38

MFFO per common share — basic and diluted(1)	$0.39	$0.41	$0.39

(1)	Increases in MFFO and MFFO per common share — basic and diluted during the year ended December 31, 2010, are attributable primarily to our acquisition of additional properties during the period, rather than from improved performance of the individual properties. The increase in MFFO during the year ended December 31, 2011, was attributable to improved performance of individual properties while the MFFO per common share — basic and diluted during the same period decreased due to an increased number of common shares outstanding.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition-related expenses, depreciation, amortization and impairment loss, interest expense, loss from unconsolidated joint venture, and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Net loss	$(8,946,000)	$(10,765,000)	$(5,719,000)
Add:
General and administrative	5,497,000	1,368,000	1,647,000
Acquisition-related expenses	1,270,000	5,394,000	12,000
Depreciation, amortization and impairment loss	13,931,000	12,861,000	11,854,000
Interest expense	12,495,000	11,881,000	11,552,000
Loss from unconsolidated joint venture	59,000	—	—
Less:
Interest income	(2,000)	(12,000)	(3,000)

Net operating income	$24,304,000	$20,727,000	$19,343,000

Share Repurchases

Our share repurchase plan allowed for share repurchases by us upon request by stockholders when certain criteria were met by requesting stockholders. Share repurchases were made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock came exclusively from the proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In February 2011, our board of directors determined that it was in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, we did not repurchase any shares of our common stock in the year ended December 31, 2011.

Material Related Party Arrangements

For a discussion of material related party arrangements, see Note 8, Related Party Transactions, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Other Subsequent Events

For a discussion of other subsequent events, see, generally, Note 15, Subsequent Events, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

The table below presents, as of December 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$8,704,000 (1)	$1,541,000	$15,200,000	$25,500,000	$14,518,000	$125,010,000	$190,473,000	$207,812,000

Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2011)	4.59%	5.28%	5.07%	5.48%	5.65%	5.50%	5.43%	—

Variable rate debt — principal payments	$—	$35,000	$217,000	$60,748,000	$—	$—	$61,000,000	$59,874,000

Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2011)	—%	2.41%	2.41%	2.39%	—%	—%	2.39%	—

(1)	Included in this amount is our unsecured note payable of $7,750,000 which matures on July 17, 2012. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. If we purchase the Extension Option, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013.

Mortgage loan payables were $243,723,000 ($243,332,000, net of discount) as of December 31, 2011. As of December 31, 2011, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.36% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2011, we had $182,723,000 ($182,332,000, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.39% per annum.

As of December 31, 2011, we had $7,750,000 outstanding under the Amended Consolidated Promissory Note at a fixed interest rate of 4.50% per annum and a default interest rate at 6.50% per annum, which is due on July 17, 2012.

Borrowings as of December 31, 2011, bore interest at a weighted average effective interest rate of 4.69% per annum.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of December 31, 2011, a 0.50% increase in London Interbank Offered Rate would have increased our overall annual interest expense by $305,000, or 2.44%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective.

(b) Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the interpretive guidance issued by the SEC in Release No. 34-55929. Based on this evaluation, our management concluded that our internal control over financial reporting was effective.

(c) Changes in internal control over financial reporting.    We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in modifications to our processes throughout the company. However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2011 is submitted herewith:

Page
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	114

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report on Form 10-K.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

Page
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Apartment Trust of America, Inc.

We have audited the accompanying consolidated balance sheet of Apartment Trust of America, Inc. as of December 31, 2011, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apartment Trust of America, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Richmond, Virginia

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Apartment Trust of America, Inc. (formerly known as Grubb & Ellis Apartment REIT, Inc.)

We have audited the accompanying consolidated balance sheet of Apartment Trust of America, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

March 30, 2012

APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	December 31,
	2011	2010
ASSETS
Real estate investments:
Operating properties, net	$338,846,000	$350,670,000
Cash and cash equivalents	1,091,000	3,274,000
Accounts receivable	1,210,000	1,289,000
Restricted cash	6,745,000	4,943,000
Goodwill	3,751,000	3,751,000
Investment in unconsolidated joint venture	—	50,000
Identified intangible assets, net	3,595,000	2,521,000
Other assets, net	1,457,000	2,036,000

Total assets	$356,695,000	$368,534,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$243,332,000	$244,072,000
Unsecured note payable	7,750,000	7,750,000
Accounts payable and accrued liabilities	9,954,000	9,044,000
Accounts payable due to affiliates	15,000	109,000
Security deposits, prepaid rent and other liabilities	2,521,000	1,401,000

Total liabilities	263,572,000	262,376,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 19,935,953 and 19,632,818 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	199,000	196,000
Additional paid-in capital	177,516,000	174,704,000
Accumulated deficit	(84,592,000)	(68,742,000)

Total stockholders’ equity	93,123,000	106,158,000
Total liabilities and equity	$356,695,000	$368,534,000

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$42,485,000	$35,568,000	$33,674,000
Other property revenues	5,306,000	4,006,000	3,791,000
Management fee income	14,072,000	2,547,000	—

Total revenues	61,863,000	42,121,000	37,465,000
Expenses:
Rental expenses	21,249,000	18,871,000	18,122,000
Property lease expense	2,402,000	—	—
Salaries and benefits expense	13,908,000	2,523,000	—
General and administrative	5,497,000	1,368,000	1,647,000
Acquisition-related expenses	1,270,000	5,394,000	12,000
Loss from unconsolidated joint venture	59,000	—	—
Depreciation, amortization and impairment loss	13,931,000	12,861,000	11,854,000

Total expenses	58,316,000	41,017,000	31,635,000

Income from operations	3,547,000	1,104,000	5,830,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payable	(349,000)	(373,000)	(544,000)
Interest expense related to mortgage loan payables	(12,146,000)	(11,508,000)	(10,796,000)
Interest expense related to lines of credit	—	—	(212,000)
Interest income	2,000	12,000	3,000

Net loss	$(8,946,000)	$(10,765,000)	$(5,719,000)

Net loss per share — basic and diluted	$(0.45)	$(0.59)	$(0.35)

Weighted average number of common shares outstanding — basic and diluted	19,812,886	18,356,824	16,226,924

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital
	Number of Shares	Amount		Preferred Stock	Accumulated Deficit	Total Equity
BALANCE — December 31, 2008	15,488,810	155,000	137,775,000	—	(31,225,000)	106,705,000
Issuance of common stock	1,322,313	13,000	13,202,000	—	—	13,215,000
Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	8,000
Forfeiture of nonvested shares of common stock	(2,000)	—	(2,000)	—	—	(2,000)
Offering costs	—	—	(1,447,000)	—	—	(1,447,000)
Amortization of nonvested common stock compensation	—	—	18,000	—	—	18,000
Issuance of common stock under the DRIP	460,285	5,000	4,368,000	—	—	4,373,000
Repurchase of common stock	(244,954)	(3,000)	(2,380,000)	—	—	(2,383,000)
Distributions	—	—	—	—	(9,999,000)	(9,999,000)
Net loss	—	—	—	—	(5,719,000)	(5,719,000)

BALANCE — December 31, 2009	17,028,454	170,000	151,542,000	—	(46,943,000)	104,769,000
Issuance of common stock	2,401,917	24,000	23,958,000	—	—	23,982,000
Issuance of vested and nonvested restricted common stock	3,000	—	6,000	—	—	6,000
Offering costs	—	—	(2,604,000)	—	—	(2,604,000)
Amortization of nonvested common stock compensation	—	—	19,000	—	—	19,000
Issuance of common stock under the DRIP	462,877	5,000	4,392,000	—	—	4,397,000
Repurchase of common stock	(263,430)	(3,000)	(2,609,000)	—	—	(2,612,000)
Distributions	—	—	—	—	(11,034,000)	(11,034,000)
Net loss	—	—	—	—	(10,765,000)	(10,765,000)

BALANCE — December 31, 2010	19,632,818	$196,000	$174,704,000	$—	$(68,742,000)	$106,158,000

Issuance of vested and nonvested restricted common stock	4,000	—	8,000	—	—	8,000
Offering costs	—	—	(48,000)	—	—	(48,000)
Issuance of common stock to our Advisor	15,741	—	141,000	—	—	141,000
Amortization of nonvested common stock compensation	—	—	22,000	—	—	22,000
Issuance of common stock under the DRIP	283,394	3,000	2,689,000	—	—	2,692,000
Distributions	—	—	—	—	(6,904,000)	(6,904,000)
Net loss	—	—	—	—	(8,946,000)	(8,946,000)

BALANCE — December 31, 2011	19,935,953	$199,000	$177,516,000	$—	$(84,592,000)	$93,123,000

The accompanying notes are an integral part of these consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,946,000)	$(10,765,000)	$(5,719,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment loss (including deferred financing costs and debt discount)	14,394,000	13,243,000	12,309,000
Stock based compensation, net of forfeitures	30,000	25,000	24,000
Stock issuance to Advisor	141,000	—	—
Bad debt expense	276,000	223,000	446,000
Loss from unconsolidated joint venture	59,000	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	521,000	(953,000)	(726,000)
Other assets, net	383,000	(139,000)	132,000
Accounts payable and accrued liabilities	(272,000)	2,523,000	286,000
Accounts payable due to affiliates	(83,000)	146,000	(580,000)
Security deposits, prepaid rent and other liabilities	(72,000)	(605,000)	(454,000)

Net cash provided by operating activities	6,431,000	3,698,000	5,718,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	—	(36,713,000)	(469,000)
Acquisition of consolidated joint venture, net of cash acquired	(129,000)	—	—
Contributions to joint venture	(568,000)	—	—
Cash received from property management termination fees	117,000	—	—
Acquisition of management company	—	(5,513,000)	—
Acquisition of unconsolidated joint venture	—	(50,000)	—
Capital expenditures	(1,328,000)	(1,521,000)	(1,304,000)
Proceeds from property insurance settlements	—	153,000	194,000
Change in restricted cash	(1,113,000)	(936,000)	(245,000)

Net cash used in investing activities	(3,021,000)	(44,580,000)	(1,824,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	—	27,200,000	—
Payments on mortgage loan payables	(875,000)	(698,000)	(415,000)
Payments on unsecured note payable	—	(1,350,000)	—
Payments on line of credit	—	—	(3,200,000)
Deferred financing costs	—	(293,000)	(4,000)
Security deposits	43,000	299,000	367,000
Proceeds from issuance of common stock	—	23,982,000	13,238,000
Repurchase of common stock	—	(2,612,000)	(2,383,000)
Payment of offering costs	(58,000)	(2,781,000)	(1,590,000)
Distributions	(4,703,000)	(6,486,000)	(5,676,000)

Net cash (used in) provided by financing activities	(5,593,000)	37,261,000	337,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,183,000)	(3,621,000)	4,231,000
CASH AND CASH EQUIVALENTS — Beginning of period	3,274,000	6,895,000	2,664,000

CASH AND CASH EQUIVALENTS — End of period	$1,091,000	$3,274,000	$6,895,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,215,000	$11,614,000	$11,109,000
Income taxes	$190,000	$168,000	$120,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$120,000	$829,000	$—
Investing Activities:
Accrued capital expenditures	$—	$—	$26,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$—	$49,000	$—
Accounts payable and accrued liabilities	$—	$364,000	$—
Security deposits, prepaid rent and other liabilities	$—	$230,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$2,692,000	$4,397,000	$4,373,000
Distributions declared but not paid	$508,000	$999,000	$848,000
Accrued offering costs	$—	$10,000	$44,000

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

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We were initially capitalized on January 10, 2006, and therefore, we consider that our date of inception. We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We commenced a best efforts initial public offering on July 19, 2006, or our initial offering, in which we offered up to 100,000,000 shares of our common stock for $10.00 per share pursuant to our primary offering and up to 5,000,000 shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $1,047,500,000. We terminated our initial offering on July 17, 2009. As of July 17, 2009, we had received and accepted subscriptions in our initial offering for 15,738,457 shares of our common stock, or $157,218,000, excluding shares of our common stock issued pursuant to the DRIP.

On July 20, 2009, we commenced our follow-on public offering, in which we offered to the public up to 105,000,000 shares of our common stock. Our follow-on offering included up to 100,000,000 shares of our common stock for sale at $10.00 per share in our primary offering and up to 5,000,000 shares of our common stock for sale pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Until December 31, 2010, the managing broker-dealer for our capital formation efforts had been Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Effective December 31, 2010, Grubb & Ellis Securities terminated the Grubb & Ellis Dealer Manager Agreement. After an unsuccessful attempt to transition the capital formation function to a successor managing broker-dealer, we suspended the primary portion of our follow-on offering on December 31, 2010. As of December 31, 2010, we had received and accepted subscriptions in our follow-on offering for 2,992,777 shares of our common stock, or $29,885,000, excluding shares of our common stock issued pursuant to the DRIP. Our follow-on offering remained suspended through its July 17, 2011 termination date.

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or our Former Advisor, pursuant to an advisory agreement, as amended and restated, or the Grubb & Ellis Advisory Agreement. Our Former Advisor is jointly owned by entities affiliated with Grubb & Ellis Company and ROC REIT Advisors, LLC. Prior to the termination of the Grubb & Ellis Advisory Agreement, our day-to-day operations were managed by our Former Advisor and our properties were managed by Grubb & Ellis Residential Management, Inc., an affiliate of our Former Advisor. Our Former Advisor is affiliated with the Company in that certain of the Company’s executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, are indirect owners of a minority interest in our Former Advisor through their ownership of ROC REIT Advisors, LLC. In addition, one of our directors, Andrea R. Biller, was an indirect owner of a minority interest in our Former Advisor until October 2010. In addition, Messrs. Olander, Carneal and Remppies served as executive officers of our Former Advisor. Mr. Olander and Ms. Biller also own interests in Grubb & Ellis Company, and served as executive officers of Grubb & Ellis Company until November 2010 and October 2010, respectively.

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

From December 31, 2010 until February 25, 2011, we were externally advised by ROC REIT Advisors, LLC, or our Advisor. However, during that time there was no formal agreement between us and our Advisor and our Advisor was not compensated for its services. On February 25, 2011, we entered into a new advisory agreement among us, our operating partnership and our Advisor. Our Advisor is affiliated with us in that it is owned by Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms with the mutual agreement of the parties. This advisory agreement was amended and restated on November 4, 2011. Pursuant to the terms of the advisory agreement, our Advisor will use its commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor is also obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally (i) provides and performs the day-to-day management of our company; (ii) serves as our company’s investment advisor; (iii) locates, analyzes and selects potential investments for our company and structures and negotiates the terms and conditions of

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition and disposition transactions; (iv) arranges for financing and refinancing with respect to investments by our company; and (v) enters into leases and service contracts with respect to the investments by our company. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to our company and its stockholders.

Our day-to-day operations are managed by our Advisor and our properties are managed by ATA Property Management, LLC (formerly named MR Property Management, LLC), or ATA Property Management, which is a wholly-owned taxable subsidiary of our operating partnership.

As of December 31, 2011, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377,787,000. As of December 31, 2011, we also owned an indirect 100% interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, and each of its subsidiaries, and managed the four properties with an aggregate of 1,066 units leased by such subsidiaries. We also were the third-party manager for another 35 properties.

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2011 and 2010, we owned a 99.99% general partnership interest in our operating partnership. As of December 31, 2011 and 2010, our Former Advisor owned a 0.01% limited partnership interest in our operating partnership and is a special limited partner in our operating partnership. Our Former Advisor is also entitled to certain special limited partnership rights under the partnership agreement for our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

We had an accumulated deficit of $84,592,000 and $68,742,000 as of December 31, 2011 and 2010, respectively. As discussed further in Note 6, Mortgage Loan Payables, Net, and Unsecured Note Payable — Unsecured Note Payable, as of December 31, 2011, we had an outstanding principal amount under an unsecured note payable of $7,750,000, which is due on July 17, 2012. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option to extend the maturity date of the note. If we purchase the option to extend the maturity date of the note, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013. Prior to the maturity of the unsecured note payable, we will seek to either repay the unsecured note payable using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit, however no assurances can be made that we will be successful.

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

Management fees are recognized when earned in accordance with each management contract. We receive fees for property management and related services provided to third parties. These fees are in management fee income on the consolidated statement of operations. Management fees are based on a percentage of revenues for

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service.

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

In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as properties held for sale in the period in which all of the following criteria are met:

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

As of December 31, 2011 and 2010, we did not have any properties held for sale.

Purchase Price Allocation

Real Estate Investments

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market leases, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2011 and 2010, we did not have any amounts allocated to above or below market leases.

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

Management Company

The assets and liabilities of businesses acquired are recorded at their respective fair values as of the acquisition date. We obtained third-party valuations of material intangible assets acquired, including tenant relationships and termination fee intangibles, which were based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of cash flows from property management contracts acquired as part of the Mission Residential Management acquisition. Costs in excess of the net fair values of assets and liabilities acquired is recorded as goodwill.

The fair values of the intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Finite-lived intangible assets are amortized using a method of amortization consistent with our expected future cash flows in the period in which those assets are expected to be received. We do not amortize indefinite lived intangibles and goodwill.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture

In December 2010 the Company acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties with an aggregate of 1,066 units. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multi-family apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets. As further described below this acquisition was accounted for using the equity method of accounting.

In June 2011 the Company purchased the remaining 50% interest in NNN/MR Holdings. In accordance with the guidance on business combinations in the FASB’s accounting standards codification we recorded the fair value of the assets and liabilities acquired in the step acquisition including re-evaluating the book value of our initial 50% interest. Each lease acquired under the master tenant arrangement was evaluated individually as above or below market based upon the present value of the difference between the cash flow stream of the assumed lease and the cash flow stream of a market rate lease. The aggregate above market lease obligation is included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets. This obligation will be amortized as additional rent expense over the remaining life of each lease in the master tenant relationship. We also recognized a disposition fee right intangible of $1,580,000 that is included in identified intangible assets, net on the accompanying consolidated balance sheets. Pursuant to each master lease (or other operative agreement) between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multi-family apartment properties is sold. The fair value of the disposition fee rights was determined based on the expected discounted cash flows of the disposition fee.

Goodwill and Identified Intangible Assets, Net

We perform annual impairment tests on goodwill and more often if events occur or circumstances change in accordance with the applicable guidance for accounting for goodwill and other intangible assets. As of December 31, 2011 and 2010, goodwill of $3,751,000 was included in the accompanying consolidated balance sheets. Our initial annual impairment test was performed as of December 2011 and no impairment was recorded.

During the fourth quarter of 2010, we, through ATA Property Management, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3,751,000 of goodwill. See Note 11, Business Combinations — Management Company Acquisition, for additional detail.

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

Operating Properties, Net

We carry our operating properties at historical cost less accumulated depreciation. Properties held for sale are carried at the lower of net value or fair value less costs to sell. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. For the years ended December 31, 2011, 2010 and 2009, there were no impairment losses recorded.

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations.

Stock Compensation

We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our 2006 Incentive Award Plan, or our 2006 Plan. See Note 9, Equity — 2006 Incentive Award Plan, for a further discussion of grants under our 2006 Plan.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT, under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. During 2010, we acquired substantially all of the assets and certain liabilities of Mission Residential Management through our taxable REIT subsidiary, or TRS, ATA Property Management, including an in-place work force to perform property management and leasing services for the 15 properties we own and the four properties leased by our wholly-owned indirect subsidiary, NNN/MR Holdings. ATA Property Management also serves as the property manager for approximately 35 additional multi-family apartment communities that are owned by unaffiliated third parties.

We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as TRSs. TRSs are subject to both federal and state income taxes. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions to which we are subject. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2011 and 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Equity Method Investments

As of December 31, 2010 and through June 17, 2011, we held a 50% interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment with an aggregate of 1,066 units. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multi-family apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets.

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managing member without cause. For a joint venture accounted for under the equity method, our share of net earnings or losses is reflected as income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether a joint venture is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related acquisitions, dispositions, budgeting and financing of the entity; obligation to absorb losses and preferential returns; and the nature of our partner’s primary operations. As of December 31, 2010, we assessed our joint venture arrangement as a variable interest entity where we were not the primary beneficiary, as the joint venture was deemed to be an entity under the common control of its two 50% owners.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in and managing apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities both owned and leased have been aggregated into one reportable segment for the years ended December 31, 2011, 2010 and 2009. The operations of our management company, excluding reimbursed costs, are not material to our consolidated statement of operations and therefore, have been aggregated with our apartment communities both owned and leased.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 converges guidance between GAAP and International Financial Reporting Standards on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other, or ASU 2011-08. ASU 2011-08 was intended to reduce the complexity and cost by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of adoption, but do not expect the adoption to have a material impact on our condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Land	$45,747,000	$45,747,000
Land improvements	24,266,000	24,266,000
Building and improvements	305,989,000	304,729,000
Furniture, fixtures and equipment	12,279,000	12,230,000

	388,281,000	386,972,000

Less: accumulated depreciation	(49,435,000)	(36,302,000)

	$338,846,000	$350,670,000

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $13,152,000, $12,460,000, and $11,605,000, respectively.

4.	Identified Intangible Assets, Net

Identified intangible assets, net are a result of the purchase of the Bella Ruscello Property, the Mission Rock Ridge Property, the remaining 50% interest in NNN/MR Holdings and substantially all of the assets and certain liabilities of Mission Residential Management, and consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Disposition fee rights	$1,580,000	$—

In-place leases, net of accumulated amortization of $210,000 and $126,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 0 months and 2 months as of December 31, 2011 and 2010, respectively)	—	84,000

Tenant relationships, net of accumulated amortization of $385,000 and $80,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 227 months as of December 31, 2011 and 2010)	1,532,000	1,837,000

Tenant relationships — expected termination fees	483,000	600,000

	$3,595,000	$2,521,000

Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2011, 2010 and 2009 was $389,000, $401,000, and $249,000, respectively.

Estimated amortization expense on the identified intangible assets as of December 31, 2011 for each of the next five years ending December 31 and thereafter, is as follows:

Year	Amount
2012	$196,000
2013	$165,000
2014	$155,000
2015	$143,000
2016	$133,000
Thereafter	$740,000

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred financing costs, net of accumulated amortization of $1,051,000 and $686,000 as of December 31, 2011 and 2010, respectively	$1,116,000	$1,481,000
Prepaid expenses and deposits	341,000	555,000

	$1,457,000	$2,036,000

Amortization expense recorded on the deferred financing costs for the years ended December 31, 2011, 2010 and 2009 was $364,000, $242,000, and $319,000, respectively.

Estimated amortization expense on the deferred financing costs as of December 31, 2011 for each of the next five years ending December 31 and thereafter is as follows:

2012	$261,000
2013	$249,000
2014	$235,000
2015	$154,000
2016	$91,000
Thereafter	$126,000

6.	Mortgage Loan Payables, Net, and Unsecured Note Payable

Mortgage Loan Payables, Net

Mortgage loan payables were $243,723,000 ($243,332,000, net of discount) and $244,598,000 ($244,072,000, net of discount) as of December 31, 2011 and 2010, respectively. As of December 31, 2011, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.36% to 5.94% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2011, we had $182,723,000 ($182,332,000, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.39% per annum. As of December 31, 2010, we had $183,598,000 ($183,072,000, net of discount) of fixed rate debt, or 75.1% of mortgage loan payables, at a weighted average interest rate of 5.43% per annum and $61,000,000 of variable rate debt, or 24.9% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.

We are required by the terms of the applicable loan documents to meet certain financial reporting requirements. As of December 31, 2011 and 2010, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. In the event of prepayment, the amount of the prepayment premium will be paid according to the terms of the applicable loan document. 11 of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello property have monthly principal and interest payments.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan payables, net consisted of the following as of December 31, 2011 and 2010:

			December 31,
Property	Interest Rate	Maturity Date	2011	2010
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218,000	$19,218,000
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000,000	20,000,000
Residences at Braemar	5.72%	06/01/15	9,011,000	9,188,000
Park at Northgate	5.94%	08/01/17	10,295,000	10,295,000
Baypoint Resort	5.94%	08/01/17	21,612,000	21,612,000
Towne Crossing Apartments	5.04%	11/01/14	14,234,000	14,519,000
Villas of El Dorado	5.68%	12/01/16	13,600,000	13,600,000
The Heights at Olde Towne	5.79%	01/01/18	10,475,000	10,475,000
The Myrtles at Olde Towne	5.79%	01/01/18	20,100,000	20,100,000
Arboleda Apartments	5.36%	04/01/15	17,261,000	17,500,000
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	13,017,000	13,191,000
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900,000	13,900,000

			182,723,000	183,598,000

Variable Rate Debt:
Creekside Crossing	2.36%*	07/01/15	17,000,000	17,000,000
Kedron Village	2.38%*	07/01/15	20,000,000	20,000,000
Canyon Ridge Apartments	2.41%*	10/01/15	24,000,000	24,000,000

			61,000,000	61,000,000

Total fixed and variable rate debt			243,723,000	244,598,000

Less: discount			(391,000)	(526,000)

Mortgage loan payables, net			$243,332,000	$244,072,000

*	Represents the interest rate in effect as of December 31, 2011. In addition, pursuant to the terms of the applicable related loan documents, the maximum variable interest rate allowable is capped at a rate ranging from 6.50% to 6.75% per annum.

The principal payments due on our mortgage loan payables and an unsecured note payable as of December 31, 2011 for each of the next five years ending December 31 and thereafter are as follows:

Year	Amount
2012(1)	$8,704,000
2013	$1,577,000
2014	$15,416,000
2015	$86,248,000
2016	$14,518,000
Thereafter	$125,010,000

(1)	Included in this amount is our unsecured note payable of $7,750,000 which matures on July 17, 2012. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. If we purchase the Extension Option, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Note Payable

The unsecured note payable to NNN Realty Advisors, a wholly-owned subsidiary of Grubb & Ellis Company and an affiliate of our Former Advisor, bears interest at a fixed rate and requires monthly interest-only payments for the term of the note. On August 11, 2010, we amended this unsecured note payable, or the Amended Consolidated Promissory Note. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7,750,000 due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum (and the default interest rate at 6.5% per annum). On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G&E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6,200,000. The material terms of the Amended Consolidated Promissory Note did not change upon the sale of the note. As of each of December 31, 2011 and December 31, 2010, the outstanding principal amount under the Amended Consolidated Promissory Note was $7,750,000.

On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note. If we purchase the option to extend the maturity date of the note, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013. Prior to the maturity of the unsecured note payable, we will seek to either repay the unsecured note payable using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit, however no assurances can be made that we will be successful.

Because the original loan pursuant to the Amended Consolidated Promissory Note represented a related party loan, the terms of the loan and the Amended Consolidated Promissory Note were approved by our board of directors, including a majority of our independent directors. After February 2, 2011, this unsecured note payable was no longer due to a related party.

7.	Commitments and Contingencies

Litigation

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets of Mission Residential Management and eight additional apartment communities, or the DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate MR Holdings serves as trustee, for total consideration valued at $157,800,000, including approximately $33,200,000 of limited partnership interests in the operating partnership and the assumption of approximately $124,600,000 of in-place mortgage indebtedness encumbering the properties. On November 5, 2010, we closed the acquisition of substantially all of the assets of Mission Residential Management, consisting primarily of property management agreements with respect to the DST properties and all of the additional properties managed by Mission Residential Management, as well as other personal property assets, intellectual property and other intangible assets, human resources and other assets related to the Mission Residential Management property management business. On November 9, 2010, seven of the 277 investors that hold interests in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight DST property acquisition transactions would be closed during the 90-day period following the date of such Consent Order. On December, 20, 2010, the purported

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

As of February 23, 2011, the expiration date for the lender’s approval period pursuant to each of the purchase agreements, certain conditions precedent to our obligation to acquire the eight DST properties had not been satisfied. With the prior approval of our board of directors, on February 28, 2011, we provided the respective Delaware Statutory Trusts written notice of termination of each of the respective purchase agreements for the eight DST properties in accordance with the terms of the agreements.

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax Action and the Fairfax II Action.

On October 5, 2011, the parties to the Fairfax II Action and the Cook County Action entered into a Settlement Agreement to resolve all outstanding claims in both cases. In conjunction with the entry into the Settlement Agreement, the Court entered an order staying the Fairfax II Action until December 9, 2011. The settlement is conditioned upon the occurrence of various events and the negotiation and execution of various ancillary agreements, which have not yet occurred. Litigation for the Fairfax Action and the Fairfax II Action is scheduled for trial on April 9, 2012. We believe the allegations contained in the complaints against us are without merit and we intend to defend the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.

Our general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2011 reflect professional fees of $1,321,000 related to the litigation described above. We intend to make a claim for indemnification of such expenses and for any additional expenses or losses we may have relating to the litigation, however if we are not successful in our claim, we may not be able to recover any such expenses or the expenses of pursuing indemnification.

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Organizational and Offering Expenses

Prior to the termination of the Grubb & Ellis Advisory Agreement, our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Other organizational and offering expenses included all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering. Pursuant to the terms of the Grubb & Ellis Advisory Agreement, these expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2010, our Former Advisor and its affiliates had incurred expenses on our behalf of $2,465,000 in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2010. We did not incur any organizational or offering expenses for the year ended December 31, 2011. See Note 8, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

In connection with the acquisition of NNN/MR Holdings, we assumed four property leases with an aggregate of 1,066 units. One of the property leases expires in November 2014, two of the property leases expire in December 2014 and one of the property leases expires in January 2015. Estimated lease payments pertaining to all of our property leases for each of the next five years ending December 31 and thereafter, is as follows:

Year	Amount
2012	$4,027,000
2013	$4,027,000
2014	$3,973,000
2015	$77,000
2016	$—
Thereafter	$—

8.	Related Party Transactions

The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.

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

On November 1, 2010, we received written notice from our Former Advisor that it had elected to terminate the Grubb & Ellis Advisory Agreement in accordance with the terms thereof. Therefore, the Grubb & Ellis Advisory Agreement terminated on December 31, 2010. On November 1, 2010, we also received written notice from Grubb & Ellis Securities that it had elected to terminate the Grubb & Ellis Dealer Manager Agreement in accordance with the terms thereof. Therefore, the Grubb & Ellis Dealer Manager Agreement terminated on December 31, 2010.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2011, we did not incur any material fees or expenses to the Former Advisor. For the years ended December 31, 2010 and 2009, we incurred $9,487,000 and $7,097,000, respectively, in fees and expenses to our Former Advisor and its affiliates as detailed below.

Offering Stage

Selling Commissions

Initial Offering

Pursuant to our initial offering, our former dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2010, we did not incur any selling commissions to our former dealer manager with respect to our initial offering. For the year ended December 31, 2009, we incurred $510,000 in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our initial offering.

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

For the years ended December 31, 2010 and 2009, we incurred $1,644,000 and $408,000, respectively, in selling commissions to our former dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager from the gross proceeds of our follow-on offering. For the year ended December 31, 2011, we did not incur any selling commissions.

Initial Offering Marketing Support Fees and Due Diligence Expense Reimbursements and Follow-On Offering Dealer Manager Fees

Initial Offering

Pursuant to our initial offering, our former dealer manager received non-accountable marketing support fees of up to 2.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. Our former dealer manager re-allowed a portion of up to 1.5% of the gross offering proceeds for non-accountable marketing support fees to participating broker-dealers. In addition, we reimbursed our former dealer manager or its affiliates an additional 0.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP, as reimbursements for accountable bona fide due diligence expenses. Our former dealer manager or its affiliates re-allowed all or a portion of these reimbursements up to 0.5% of the gross offering proceeds to participating broker-dealers for accountable bona fide due diligence expenses. For the year ended December 31, 2010, we did not incur any marketing support fees or due diligence expense reimbursements to our former dealer manager or its affiliates. For the year ended December 31, 2009, we incurred $183,000 in marketing support fees and due diligence expense reimbursements to our former dealer manager or its affiliates. Such fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager or its affiliates from the gross proceeds of our initial offering.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Follow-On Offering

Until December 31, 2010, pursuant to our follow-on offering, our former dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Pursuant to the Grubb & Ellis Dealer Manager Agreement, our former dealer manager was permitted to re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the years ended December 31, 2010 and 2009, we incurred $720,000 and $177,000, respectively, in dealer manager fees to our former dealer manager or its affiliates. Such fees are charged to stockholders’ equity as such amounts were reimbursed to our former dealer manager or its affiliates from the gross proceeds of our follow-on offering. For the year ended December 31, 2011, we did not incur any dealer manager fees in connection with our follow-on offering.

Other Organizational and Offering Expenses

Initial Offering

Our other organizational and offering expenses for our initial offering were paid by our Former Advisor or its affiliates on our behalf. Our Former Advisor or its affiliates were reimbursed for actual expenses incurred up to 1.5% of the gross offering proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2010, we did not incur any organizational or offering expenses to our Former Advisors and its affiliates. For the year ended December 31, 2009, we incurred $110,000 in offering expenses to our Former Advisor and its affiliates. Other organizational expenses were expensed as incurred, and offering expenses were charged to stockholders’ equity as such amounts were reimbursed to our Former Advisor or its affiliates from the gross proceeds of our initial offering.

Follow-On Offering

Until December 31, 2010, our other organizational and offering expenses for our follow-on offering were paid by our Former Advisor or its affiliates on our behalf. Pursuant to the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2010 and 2009, we incurred $240,000 and $59,000, respectively, in offering expenses to our Former Advisor and its affiliates. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts were reimbursed to our Former Advisor or its affiliates from the gross proceeds of our follow-on offering. For the year ended December 31, 2011, we did not incur any offering expenses in connection with the follow-on offering.

Acquisition and Development Stage

Acquisition Fees

Prior to the termination of the Grubb & Ellis Advisory Agreement on December 31, 2010, our Former Advisor or its affiliates received, as compensation for services rendered in connection with the investigation, selection and acquisition of properties, an acquisition fee of up to 3.0% of the contract purchase price for each property acquired or up to 4.0% of the total development cost of any development property acquired, as applicable. Additionally, effective July 17, 2009 and until the termination of the Grubb & Ellis Advisory Agreement, our Former Advisor or its affiliates received a 2.0% origination fee as compensation for any real estate-related investment acquired. For the years ended December 31, 2010 and 2009, we incurred $1,228,000

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0, respectively, in acquisition fees to our Former Advisor or its affiliates. Acquisition fees incurred in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are disclosed as a separate line item in our accompanying consolidated statements of operations.

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

For the year ended December 31, 2010 we incurred $8,000 for such expenses to our Former Advisor and its affiliates, excluding amounts our Former Advisor and its affiliates paid directly to third parties. For the year ended December 31, 2009, we did not incur any acquisition expenses to our Former Advisor and its affiliates, including amounts our Former Advisor and its affiliates paid directly to third parties. Acquisition expenses were expensed as incurred in accordance with ASC Topic 805 and are disclosed as a separate line item in our accompanying consolidated statements of operations.

Operational Stage

Asset Management Fee

For the year ended 2010, we were required to pay a monthly asset management fee to our Former Advisor or its affiliates of one-twelfth of 0.5% of our average invested assets; provided, however, that no asset management fee was to be due or payable to our Former Advisor or its affiliates until the quarter following the quarter in which we generated funds from operations, or FFO, excluding non-recurring charges, sufficient to cover 100% of the distributions declared to our stockholders for such quarter. The asset management fee was to be calculated and payable monthly in cash or shares of our common stock, and, at the option of our Former Advisor, not to exceed one-twelfth of 0.5% of our average invested assets as of the last day of the immediately preceding quarter. Because the FFO requirement was not met for the years ended December 31, 2010 and 2009, we did not incur any asset management fees to our Former Advisor and its affiliates for such years.

Property Management Fee

Our Former Advisor or its affiliates were paid a monthly property management fee of up to 4.0% of the monthly gross cash receipts from any property managed for us. For the years ended December 31, 2010 and 2009, we incurred property management fees of $1,156,000 and $1,087,000, respectively, to our Former Advisor and its affiliates, which are included in rental expenses in our accompanying consolidated statements of operations.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On-site Personnel Payroll

For the years ended December 31, 2010 and 2009, Grubb & Ellis Residential Management incurred payroll for on-site personnel on our behalf of $4,316,000 and $3,926,000, respectively, which is included in rental expenses in our accompanying consolidated statements of operations. Grubb & Ellis Residential Management did not incur payroll for on-site personnel on our behalf after December 31, 2010.

Operating Expenses

Prior to the termination of the Grubb & Ellis Advisory Agreement, we reimbursed our Former Advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations on our operating expenses. However, we were not permitted to reimburse our Former Advisor or its affiliates for operating expenses incurred by it for the 12 consecutive months then ended that exceeded the greater of: (1) 2.0% of our average invested assets, as defined in the Grubb & Ellis Advisory Agreement; or (2) 25.0% of our net income, as defined in the Grubb & Ellis Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the 12 months ended December 31, 2010 and 2009, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets were 0.4% and 0.3%, respectively, for the 12 months ended December 31, 2010 and 2009. Our operating expenses as a percentage of net income were 20.1% and 14.3%, respectively, for the 12 months ended December 31, 2010 and 2009.

For the years ended December 31, 2010 and 2009, our former transfer agent Grubb & Ellis Equity Advisors, Transfer Agent, LLC, or Grubb & Ellis Transfer Agent, which is a wholly-owned subsidiary of Grubb & Ellis Equity Advisors, incurred operating expenses on our behalf of $26,000 and $19,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.

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

For the years ended December 31, 2010 and 2009, we incurred $73,000 and $67,000, respectively, for investor services provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

For the years ended December 31, 2010 and 2009, our Former Advisor and its affiliates incurred $10,000 and $19,000, respectively, in subscription agreement processing for investor services provided to us. As another

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.5% and 1.0% of the gross proceeds of our initial offering and our follow-on offering, respectively.

For the years ended December 31, 2010 and 2009, we incurred $66,000 and $7,000, respectively, for tax and internal controls compliance services that affiliates provided to us, which is also included in general and administrative in our accompanying consolidated statements of operations.

Liquidity Stage

In connection with the termination of the Grubb & Ellis Advisory Agreement, the Former Advisor notified us of its election to defer the redemption of its incentive limited partnership interest in our operating partnership until, generally, the earlier to occur of (i) a liquidity event or (ii) a listing of our shares on a national securities exchange or national market system.

Incentive Distribution upon Sales

Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of liquidation, our Former Advisor was to be paid an incentive distribution equal to 15.0% of net sales proceeds from any disposition of a property after subtracting: (1) the amount of capital we invested in our operating partnership; (2) an amount equal to an annual 8.0% cumulative, non-compounded return on such invested capital; and (3) any shortfall with respect to the overall annual 8.0% cumulative, non-compounded return on the capital invested in our operating partnership. Actual amounts that our Former Advisor would receive depend on the sale prices of properties upon liquidation. For the years ended December 31, 2011, 2010 and 2009, we did not pay any such distributions.

Incentive Distribution upon Listing

Prior to the termination of the Grubb & Ellis Advisory Agreement, in the event of a termination of the agreement upon the listing of shares of our common stock on a national securities exchange, our Former Advisor was to be paid an incentive distribution equal to 15.0% of the amount, if any, by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeded the sum of the amount of capital we invested in our operating partnership plus an annual 8.0% cumulative, non-compounded return on such invested capital. Actual amounts that our Former Advisor would receive depend upon the market value of our outstanding stock at the time of listing among other factors. Upon our Former Advisor’s receipt of such incentive distribution, our Former Advisor’s special limited partnership units would be redeemed and our Former Advisor would not be entitled to receive any further incentive distributions upon sale of our properties. For the years ended December 31, 2011, 2010 and 2009, we did not pay any such distributions.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates

Former Advisor and Affiliates

No amounts were outstanding to our Former Advisor and its affiliates as of December 31, 2011. The following amounts were outstanding to our Former Advisor and its affiliates as of December 31, 2010:

Entity	Fee	December 31, 2010
Grubb & Ellis Equity Advisors/ Grubb & Ellis Realty Investors	Operating Expenses	$2,000
Grubb & Ellis Equity Advisors/ Grubb & Ellis Realty Investors	Offering Costs	—
Grubb & Ellis Securities	Selling Commissions, Marketing Support Fees and Dealer Manager Fees	15,000
Residential Management	Property Management Fees	92,000

		$109,000

Unsecured Note Payable

For the years ended December 31, 2011, 2010 and 2009, we incurred $30,000, $373,000 and $544,000, respectively, in interest expense to NNN Realty Advisors. After February 2, 2011, the note payable was no longer due to a related party. See Note 6, Mortgage Loan Payables, Net, and Unsecured Note Payable — Unsecured Note Payable, for a further discussion.

New Advisor and Affiliates

On February 25, 2011, we entered into an advisory agreement, as amended and restated, among us, our operating partnership and ROC REIT Advisors, referred herein as our Advisor. Our Advisor is affiliated with us in that it is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. The advisory agreement may be terminated by either our Advisor or us upon 60 days’ written notice without cause and without penalty.

Pursuant to the terms of the advisory agreement, our Advisor is entitled to receive certain fees for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, we will pay our Advisor an acquisition fee that will not exceed (A) 1.0% of the contract purchase price of properties, or (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities cannot exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority of the our directors not interested in such transaction, including a majority of our independent directors. Furthermore, in connection with a sale of a property in which our Advisor or its affiliates provide a substantial amount of services, we will pay our Advisor or its affiliates a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission. However, the total real estate commissions we pay to all persons with respect to the sale of such property may not exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. For the year ended December 31, 2011, we did not pay any such fees.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As compensation for services rendered in connection with the management of our assets, we will pay a monthly asset management fee to our Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter; the asset management fee shall be payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the year ended December 31, 2011, we incurred $944,000 in asset management fees to our Advisor which is included in general and administrative expense in our accompanying consolidated statements of operations. Included in asset management fees to our Advisor are 15,741 shares of common stock valued at $9.00 per share that were issued to our Advisor for its services as of December 31, 2011.

Upon the listing of our shares of common stock on a national securities exchange, the Advisor is entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the shares of our common stock plus distributions paid by us prior to the listing exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon the sale of a real estate asset, we will pay the Advisor a subordinated performance fee equal to 15.0% of the net proceeds from such sale remaining after our stockholders have received distributions such that the owners of all outstanding shares have received distributions in an aggregate amount equal to the sum of, as of such point in time (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon termination of the advisory agreement, unless we terminated the advisory agreement because of a material breach by our Advisor, or unless such termination occurs upon a change of control, as defined in the advisory agreement, our Advisor is entitled to receive a subordinated performance fee equal to 15.0% of the amount by which the appraised value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital plus (ii) our invested capital. Notwithstanding the foregoing, if termination of the advisory agreement occurs upon a change of control, our Advisor is entitled to payment of a subordinated performance fee equal to 15.0% of the amount by which the value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement as determined in good faith by the board of directors, including a majority of the independent directors, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the our invested capital plus (ii) our invested capital. In addition, in the event of the origination or refinancing of any debt financing by us, including the assumption of existing debt, that is used to acquire real estate assets or originate or acquire real estate-related securities or is assumed in connection with the acquisition of real estate assets or the origination or acquisition of real estate-related securities, and if our Advisor provides a substantial amount of services in connection therewith, we will pay our Advisor a financing coordination fee equal to 1.0% of the amount available to us and/or outstanding under such debt financing; provided, however, that we will not pay our Advisor a financing coordination fee in connection with any indebtedness assumed in connection with the acquisition of a real estate asset or real estate-related securities if our Advisor has been paid an acquisition fee in respect of such indebtedness because such indebtedness is included in the contract purchase price of the real estate asset or real estate-related securities, or otherwise, and provided further that we will not pay our Advisor a financing coordination fee in connection with the refinancing of any loan secured by any particular real estate asset or real estate-related security that was previously subject to a refinancing in which the Advisor received a financing coordination fee. For the year ended December 31, 2011, we did not incur any such fees.

In addition to the compensation paid to our Advisor, we will pay directly or reimburse our Advisor for all the expenses our Advisor pays or incurs in connection with the services provided to us. However, we will not reimburse our Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income for such year, unless our independent directors determine such excess expenses are justified. Our Advisor was appointed on February 25, 2011, and has not served in such capacity for twelve consecutive months. We reimbursed our Advisor $162,000 in operating expenses for the year ended December 31, 2011.

Lease for Principal Executive Offices

On November 19, 2010, our Advisor entered into a lease for our principal executive offices with The Wilton Companies, Inc. The president of The Wilton Companies, Inc. is Richard S. Johnson who is an independent director of our company. The lease has a term of three years at a monthly rental of $4,744, for an aggregate rental amount of approximately $170,000 over the term of the lease. Our Advisor uses proceeds from the advisory fee it receives from us to make payments under the lease. We do not reimburse our Advisor for any such payments.

9.    Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2011 and 2010, no shares of preferred stock were issued and outstanding.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. From July 19, 2006 through July 17, 2009, we offered to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering, and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, in our initial offering.

On July 20, 2009, we commenced our follow-on offering through which we offered to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering, and up to 5,000,000 shares of our common stock pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Effective December 31, 2010, we suspended the primary portion of our follow-on offering through its termination date on July 17, 2011.

On January 10, 2006, our Former Advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. From our inception through December 31, 2011, we had granted an aggregate of 21,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through December 31, 2011. From our inception through December 31, 2011, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,992,777 shares of our common stock in connection with our follow-on offering, and 1,741,247 shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of December 31, 2011, we had issued 15,741 shares of our common stock to our Advisor for services performed by it. As of December 31, 2011 and December 31, 2010, we had 19,935,953 and 19,632,818 shares, respectively, of our common stock issued and outstanding.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

give rise to potentially dilutive shares of our common stock. As of December 31, 2011, 2010 and 2009, there were 6,600 shares, 5,400 shares and 4,800 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Noncontrolling Interest

The Grubb & Ellis Advisory Agreement provided that, upon termination of the agreement in connection with any event other than the listing of shares of our common stock on a national securities exchange or a national market system or the internalization of our Former Advisor in connection with our conversion to a self-administered REIT, our Former Advisor’s special limited partnership interest may be redeemed by us (as the general partner of our operating partnership) for a redemption price equal to the amount of the incentive distribution that our Former Advisor would have received upon property sales, as discussed in further detail in Note 8, Related Party Transactions — Liquidity Stage, as if our operating partnership immediately sold all of its properties for their fair market value. Such incentive distribution was payable in cash or in shares of our common stock or in units of limited partnership interest in our operating partnership, if agreed to by us and our Former Advisor, except that our Former Advisor was not permitted to elect to receive shares of our common stock to the extent that doing so would have caused us to fail to qualify as a REIT. We recognize any changes in the redemption value as they occur and adjust the redemption value of the special limited partnership interest (redeemable noncontrolling interest) as of each balance sheet date. As of December 31, 2011 and 2010, we had not recorded any redemption amounts, as the redemption value of the special limited partnership interest was $0.

As of December 31, 2011 and 2010, we owned a 99.99% general partnership interest in our operating partnership and our Former Advisor owned a 0.01% limited partnership interest in our operating partnership. On December 31, 2010, the Grubb & Ellis Advisory Agreement was terminated. In connection with the termination, our Former Advisor elected to defer the redemption of its incentive limited partnership interest until, generally, the earlier to occur of (i) our company’s shares were listed on a national securities exchange or national market system, or (ii) a liquidity event.

Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering

On February 24, 2011, our board of directors adopted the Second Amended and Restated DRIP, or the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95,000,000. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until the board of directors discloses a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 25, 2011, we filed a registration statement on Form S-3 with the SEC to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. For the years ended December 31, 2011, 2010 and 2009, $2,692,000, $4,397,000 and $4,373,000, respectively, in distributions were reinvested, and 283,394, 462,877 and 460,285 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. As of December 31, 2011 and 2010, a total of $16,542,000 and $13,850,000, respectively, in distributions were reinvested, and 1,741,247 and 1,457,853 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP.

Share Repurchase Plan

Our share repurchase plan that was effective through February 2011, allowed for share repurchases by us upon request by stockholders when certain criteria were met. Share repurchases were made at the sole discretion of our board of directors. Funds for the repurchase of shares of our common stock came exclusively from the proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

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

For the years ended December 31, 2010 and 2009, we repurchased 263,430 shares of our common stock for an aggregate of $2,612,000 and 244,954 shares of our common stock for an aggregate of $2,383,000, respectively. Following December 31, 2010, we did not repurchase any shares of our common stock.

In February 2011, our board of directors determined that it was in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, no shares were redeemed for the year ended 2011.

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

On June 28, 2011, in connection with their re-election, we granted an aggregate of 4,000 shares of restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. On each of June 12, 2007, June 25, 2008, June 23, 2009 and June 22, 2010, in connection with their re-election, we granted an aggregate of 3,000 shares of restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% have vested or will vest on each of the first four anniversaries of the date of the grant, as applicable. On September 24, 2009, in connection with the resignation of one independent director and the concurrent election of a new independent director, 2,000 shares of restricted common stock were forfeited and we granted 1,000 shares of restricted common stock to the new independent director under our 2006 Plan, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2011, 2010 and 2009, we recognized compensation expense of $30,000, $25,000 and $24,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations.

As of December 31, 2011 and 2010, there was $54,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2011, this expense is expected to be recognized over a remaining weighted average period of 2.68 years.

As of December 31, 2011 and 2010, the fair value of the nonvested shares of restricted common stock was $66,000 and $54,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2011, 2010 and 2009, and the changes for the years ended December 31, 2011, 2010 and 2009, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2009	4,800	$10.00
Granted	3,000	10.00
Vested	(2,400)	10.00
Forfeited	—	—

Balance — December 31, 2010	5,400	10.00
Granted	4,000	10.00
Vested	(2,800)	10.00
Forfeited	—	—

Balance — December 31, 2011	6,600	$10.00

Expected to vest — December 31, 2011	6,600	$10.00

10.    Fair Value of Financial Instruments

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2011 and 2010, the fair value of the mortgage loan payables, a Level 2 fair value calculation as defined by the guidance on fair value included in the accounting standard codification issued by the FASB, was $260,298,000 and $252,417,000, respectively, compared to the carrying value of $243,332,000 and $244,072,000, respectively.

The fair value of the unsecured note payable is estimated using the sale price of the unsecured note payable on February 2, 2011 to G&E Apartment Lender, LLC, an unaffiliated party. As of December 31, 2011 and 2010, the fair value was $7,388,000 and $6,200,000, respectively, compared to a carrying value of $7,750,000. This fair value calculation is considered Level 2.

11.    Business Combinations

Joint Venture Acquisition

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

On June 17, 2011, we, through ATA-Mission, LLC, acquired the remaining 50% ownership interest in NNN/MR Holdings for $200,000. We are not affiliated with Mission Residential, LLC. NNN/MR Holdings serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas, and Charlotte, North Carolina, with an aggregate of 1,066 units. As of December 31, 2011, we owned an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries and managed the four properties leased by such subsidiaries. We also are responsible for funding up to $2,000,000 in capital to the four master tenants by NNN/MR Holdings. As of December 31, 2011, $1,637,000 of this amount was funded and $363,000 remains available to draw.

Prior to and until we purchased the remaining 50% ownership interest in NNN/MR Holdings, we accounted for the then unconsolidated joint venture under the equity method of accounting. We recognized earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture. For the year ended December 31, 2011, we recognized $59,000 in expenses, which are included in loss from unconsolidated joint venture on the accompanying consolidated financial statements as of December 31, 2011. After we purchased the remaining ownership interest in NNN/MR Holdings, and became its sole owner, we consolidated it on our accompanying consolidated financial statements.

As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a loss of $390,000 on the purchase of the remaining interest, which is included in depreciation, amortization and impairment loss on the accompanying consolidated statements of operations. In connection with the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we also recognized a disposition fee right intangible of $1,580,000 that is included in identified

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets, net on the accompanying consolidated balance sheets, and an above market lease obligation of $1,174,000 that is included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets. Pursuant to each master lease (or other operative agreement) between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multi-family apartment properties is sold.

Results of operations for the joint venture acquisition are reflected in our consolidated statements of operations for the year ended December 31, 2011 for the period subsequent to June 17, 2011. For the period from June 17, 2011 through December 31, 2011, we recognized $4,605,000 in revenues and $255,000 in net loss related to NNN/MR Holdings.

The fair value of NNN/MR Holdings as of June 17, 2011 is shown below:

NNN/MR Holdings Joint Venture
Cash and cash equivalents	$121,000
Accounts and other receivables	678,000
Restricted cash	689,000
Disposition fee right(a)	1,580,000
Other assets, net	263,000
Accounts payable and accrued liabilities	(1,447,000)
Security deposits, prepaid rent and other liabilities	(197,000)
Above market lease(b)	(1,174,000)

Total net assets and liabilities acquired	$513,000

(a)	Included in identified intangible assets, net on the consolidated balance sheet at December 31, 2011.

(b)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheet at December 31, 2011.

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

Management Company Acquisition

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

The following table provides a summary of goodwill from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management on November 5, 2010:

Total purchase price	$5,513,000
Assumed Oakton above market lease(a)	250,000
Assumed paid time off liability(b)	348,000
Intangible asset — tenant relationships	(1,760,000)
Intangible asset — expected termination fees(c)	(600,000)

Goodwill	$3,751,000

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheets with a net balance of $155,000 and $237,600 at December 31, 2011 and 2010, respectively.

(b)	Included in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2011 and 2010.

(c)	Represents termination fees that ATA Property Management is likely to receive due to terminations by property owners, as outlined in the asset purchase agreement. During the first quarter of 2011, ATA Property Management received $117,000 in termination fees due to the termination of one property management contract in 2010.

Acquisition of Real Estate Investments

Acquisitions during the year ended December 31, 2010 are detailed below. There were no acquisitions during the years ended December 31, 2011 and 2009.

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

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Tax Treatment of Distributions

The income tax treatment for distributions per common share reportable for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011		2010		2009
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0. 35	100	0.60	100	0.63	100

	$0.35	100%	$0.60	100%	$0.63	100%

13.    Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and restricted cash. Cash is generally invested in investment-grade short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2011 and 2010, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

As of December 31, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 57.4%, 11.3%, 11.0%, 7.6% and 3.1%, respectively, of our total rental income and other property revenues for the year ended December 31, 2011. Our four leased properties accounted for 9.6% of our total rental income and other property revenues for the year ended December 31, 2011. See Note 11, Business Combinations, for a further discussion of the four leased properties.

As of December 31, 2010, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 60.2%, 14.1%, 13.1%, 8.8% and 3.8%, respectively, of our total rental income and other property revenues for the year ended December 31, 2010.

As of December 31, 2009, we owned seven properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 56.5%, 15.0%, 14.6%, 9.7% and 4.2%, respectively, of our total revenues for the year ended December 31, 2009. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$16,385,000	$16,481,000	$14,691,000	$14,306,000
Expenses	(15,308,000)	(15,425,000)	(14,276,000)	(13,307,000)

Income from operations	1,077,000	1,056,000	415,000	999,000
Other expense, net	(3,112,000)	(3,119,000)	(3,189,000)	(3,073,000)

Net loss	(2,035,000)	(2,063,000)	(2,774,000)	(2,074,000)

Less: Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to company stockholders	$(2,035,000)	$(2,063,000)	$(2,774,000)	$(2,074,000)

Net loss per common share attributable to company stockholders — basic and diluted	$(0.10)	$(0.10)	$(0.14)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	19,916,249	19,857,026	19,784,133	19,691,179

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$13,051,000	$9,930,000	$9,875,000	$9,265,000
Expenses	(13,285,000)	(11,143,000)	(8,272,000)	(8,317,000)

Income from operations	(234,000)	(1,213,000)	1,603,000	948,000
Other expense, net	(3,141,000)	(2,989,000)	(2,973,000)	(2,766,000)

Net loss	$(3,375,000)	$(4,202,000)	$(1,370,000)	$(1,818,000)

Net loss per common share — basic and diluted	$(0.18)	$(0.22)	$(0.08)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	19,624,769	18,782,212	17,984,572	17,286,626

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Subsequent Events

Declaration of Distributions

On January 31, 2012, our board of directors authorized a monthly distribution to our stockholders of record as of the close of business on January 31, 2012. The distribution was equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3%, assuming a purchase price of $10.00 per share. The distribution was paid in February 2012 from legally available funds.

On February 21, 2012, our board of directors authorized a monthly distribution to our stockholders of record as of the close of business on February 29, 2012 and March 31, 2012. The distribution will be equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3%, assuming a purchase price of $10.00 per share. The distributions will be paid in cash monthly in arrears. The distributions will be paid in March 2012 and April 2012 from legally available funds.

Effective February 25, 2012, we entered into a new Advisory Agreement among us, our operating partnership and our Advisor, which has the same terms as the original February 25, 2011 advisory agreement and replaces the November 4, 2011 First Amended and Restated Advisory Agreement.

Management Company

On January 25, 2012, we had property owners terminate two property management contracts with ATA Property Management. ATA Property Management received $173,000 in termination fees in February 2012.

Unsecured Note Payable

On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. If we purchase the Extension Option, we have the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013. We have 30 days from March 21, 2012 in order to purchase the Extension Option. Upon purchasing the Extension Option, we are required to pay a non-refundable option purchase fee equal to one percent of the principal amount of the unsecured note, or $77,500.

In order to exercise the Extension Option, we have to provide written notice to the lender 60 days prior to the maturity date of July 17, 2012. Within five days after the written notice is provided, we have to pay a non-refundable extension fee for the Extension Option equal to one percent of the principal amount of the unsecured note, or $77,500.

APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION

December 31, 2011

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(a)	Land	Building, Improvements and Fixtures	Total(b)		Accumulated Depreciation(d)(e)	Date of Construction	Date Acquired
Walker Ranch Apartment Homes (Residential)	San Antonio, TX	$20,000,000	$3,025,000	$28,273,000	$197,000	$3,025,000	$28,470,000	$31,495,000		$(5,440,000)	2004	10/31/06
Hidden Lake Apartment Homes (Residential)	San Antonio, TX	19,218,000	3,031,000	29,540,000	418,000	3,031,000	29,958,000	32,989,000		(4,552,000)	2004	12/28/06
Park at Northgate (Residential)	Spring, TX	10,295,000	1,870,000	14,958,000	302,000	1,870,000	15,260,000	17,130,000		(2,982,000)	2002	06/12/07
Residences at Braemar (Residential)	Charlotte, NC	9,011,000	1,564,000	13,718,000	144,000	1,564,000	13,862,000	15,426,000		(2,376,000)	2005	06/29/07
Baypoint Resort (Residential)	Corpus Christi, TX	21,612,000	5,306,000	28,522,000	992,000	5,306,000	29,514,000	34,820,000		(4,132,000)	1998	08/02/07
Towne Crossing Apartments (Residential)	Mansfield, TX	14,234,000	2,041,000	19,079,000	340,000	2,041,000	19,419,000	21,460,000		(3,462,000)	2004	08/29/07
Villas of El Dorado (Residential)	McKinney, TX	13,600,000	1,622,000	16,741,000	585,000	1,622,000	17,326,000	18,948,000		(3,522,000)	2002	11/02/07
The Heights at Olde Towne (Residential)	Portsmouth, VA	10,475,000	2,513,000	14,957,000	401,000	2,513,000	15,358,000	17,871,000		(2,092,000)	1972	12/21/07
The Myrtles at Olde Towne (Residential)	Portsmouth, VA	20,100,000	3,698,000	33,319,000	228,000	3,698,000	33,547,000	37,245,000		(4,217,000)	2004	12/21/07
Arboleda Apartments (Residential)	Cedar Park, TX	17,261,000	4,051,000	25,928,000	155,000	4,051,000	26,083,000	30,134,000		(3,282,000)	2007	03/31/08
Creekside Crossing (Residential)	Lithonia, GA	17,000,000	5,233,000	20,699,000	179,000	5,233,000	20,878,000	26,111,000		(2,926,000)	2003	06/26/08
Kedron Village (Residential)	Peachtree City, GA	20,000,000	4,057,000	26,144,000	291,000	4,057,000	26,435,000	30,492,000		(3,813,000)	2001	06/27/08
Canyon Ridge Apartments (Residential)	Hermitage, TN	24,000,000	3,915,000	32,987,000	182,000	3,915,000	33,169,000	37,084,000		(4,646,000)	2005	09/15/08
Bella Ruscello Luxury Apartment Homes (Residential)	Duncanville, TX	13,017,000	1,620,000	15,510,000	284,000	1,620,000	15,794,000	17,414,000		(1,067,000)	2008	03/24/10
Mission Rock Ridge Apartments (Residential)	Arlington, TX	13,900,000	2,201,000	17,364,000	62,000	2,201,000	17,426,000	19,627,000		(923,000)	2003	09/30/10
ATA Property Management	Oakton, VA	—	—	—	35,000	—	35,000	35,000		(3,000)		11/05/10

Total		$243,723,000	$45,747,000	$337,739,000	$4,795,000	$45,747,000	$342,534,000	$388,281,000	(c)	$(49,435,000)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

(b)	The changes in total real estate for the years ended December 31, 2011, 2010 and 2009 are as follows:

Amount
Balance as of December 31, 2008	$347,897,000
Acquisitions	—
Additions	1,382,000
Dispositions	(289,000)

Balance as of December 31, 2009	$348,990,000
Acquisitions	36,695,000
Additions	1,706,000
Dispositions	(419,000)

Balance as of December 31, 2010	$386,972,000
Acquisitions	—
Additions	1,328,000
Dispositions	(19,000)

Balance as of December 31, 2011	$388,281,000

(c)	The aggregate cost of our real estate for federal income tax purposes is $395,923,000.

(d)	The changes in accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

Amount
Balance as of December 31, 2008	$12,630,000
Additions	11,605,000
Dispositions	(183,000)

Balance as of December 31, 2009	$24,052,000
Additions	12,441,000
Dispositions	(191,000)

Balance as of December 31, 2010	$36,302,000
Additions	13,152,000
Dispositions	(19,000)

Balance as of December 31, 2011	$49,435,000

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years.

APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION — (Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 2012.

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

	Signature	Title	Date

By	/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr.	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 30, 2012

By	/s/ B. MECHELLE LAFON B. Mechelle Lafon	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2012

By	/s/ ANDREA R. BILLER Andrea R. Biller	Director	March 30, 2012

By	/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr.	Director	March 30, 2012

By	/s/ ROBERT A. GARY, IV Robert A. Gary, IV	Director	March 30, 2012

By	/s/ RICHARD S. JOHNSON Richard S. Johnson	Director	March 30, 2012

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

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed November 9, 2006, and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007, and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2010, and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.6	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007, and incorporated herein by reference)

3.7	Second Amendment to Amended and Restated Bylaws of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference)

3.8	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed November 9, 2006, and incorporated herein by reference)

3.9	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2010, and incorporated herein by reference)

3.10	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009, and incorporated herein by reference)

4.2	Amended and Restated Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010, and incorporated herein by reference)

4.3	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2011, and incorporated herein by reference)

4.4	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.5	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

10.1	First Amended and Restated Advisory Agreement, dated November 4, 2011, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2011, and incorporated herein by reference)

10.2*	Advisory Agreement, effective as of February 25, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC

10.5	Fixed+1 Multifamily Note by G & E Apartment REIT Arboleda, LLC in favor of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)

10.6	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by G & E Apartment REIT Arboleda, LLC for the benefit of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)

10.7	Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.8	First Amendment to Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.9	Purchase and Sale Agreement by and between AMLI at Peachtree City-Phase I, LLC, AMLI at Peachtree City-Phase II, LLC and Grubb and Ellis Realty Investors, LLC, dated June 23, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.10	Amended and Restated Consolidated Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated August 11, 2010 (included a Exhibit 10.1 to our Current Report on Form 8-K filed August 17, 2010, and incorporated herein by reference)

10.11	Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated July 10, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.12	First Amendment to Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated August 15, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.13	Multifamily Note by G & E Apartment REIT Canyon Ridge, LLC to the order of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.14	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G & E Apartment REIT Canyon Ridge, LLC for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.15	Guaranty by G & E Apartment REIT, Inc. for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.16	Consolidated Promissory Note between Grubb & Ellis Apartment REIT Holdings, L.P. and NNN Realty Advisors, Inc., dated November 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2009 and incorporated herein by reference)

10.17	Asset Purchase Agreement, dated August 27, 2010, by and among MR Property Management, LLC, Mission Residential Management, LLC, MR Holdings, LLC, Forward Capital, LLC and Christopher C. Finlay (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)

10.18	Purchase and Sale Agreement by and between Mission Rock Ridge, LP and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)

10.19	Contract of Sale, dated January 22, 2010, by and between Duncanville Villages Multifamily, LTD and Grubb & Ellis Apartment REIT Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2010, and incorporated herein by reference)

10.20	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2010, and incorporated herein by reference)

21.1*	Subsidiaries of Apartment Trust of America, Inc.

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.