Form 10-Q
period 2012-03-31
Apartment Trust of America, Inc.
filed 2012-05-15
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 4, 2012, there were 20,032,568 shares of common stock of Apartment Trust of America, Inc. outstanding.

APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

(In thousands, except for share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$335,900	$338,846
Cash and cash equivalents	1,149	1,091
Accounts receivable	1,084	1,210
Restricted cash	3,400	6,745
Goodwill	3,751	3,751
Identified intangible assets, net	3,366	3,595
Other assets, net	2,390	1,457

Total assets	$351,040	$356,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$243,138	$243,332
Unsecured note payable	7,750	7,750
Accounts payable and accrued liabilities	8,141	9,954
Accounts payable due to affiliates	15	15
Security deposits, prepaid rent and other liabilities	2,359	2,521

Total liabilities	261,403	263,572

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 19,994,461 and 19,935,953 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	200	199
Additional paid-in capital	178,071	177,516
Accumulated deficit	(88,634)	(84,592)

Total stockholders’ equity	89,637	93,123

Total liabilities and equity	$351,040	$356,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$11,709	$9,513
Other property revenues	1,472	1,064
Management fee income	706	814
Reimbursed income	2,642	2,915

Total revenues	16,529	14,306
Expenses:
Rental expenses	5,730	4,585
Property lease expense	1,075	—
Reimbursed expense	2,642	2,915
General and administrative expense	2,701	2,147
Acquisition-related expenses	529	218
Loss from unconsolidated joint venture	—	13
Depreciation and amortization	3,319	3,429

Total expenses	15,996	13,307

Income from operations	533	999
Other (expense) income:
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables	(87)	(86)
Interest expense related to mortgage loan payables	(2,996)	(2,988)
Interest income	—	1

Net loss	$(2,550)	$(2,074)

Net loss per common share — basic and diluted	$(0.13)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	19,974,467	19,691,179

Distributions declared per common share	$0.07	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2012 and 2011

(In thousands, except for share data)

(Unaudited)

	Stockholders’ Equity					Total Equity
	Common Stock
	Number of Shares	Amount	Additional Paid- In Capital	Preferred Stock	Accumulated Deficit
BALANCE — December 31, 2011	19,935,953	$199	$177,516	$—	$(84,592)	$93,123
Offering costs	—	—	(3)	—	—	(3)
Issuance of common stock to our Advisor	5,247	—	47	—	—	47
Issuance of common stock under the DRIP	53,261	1	505	—	—	506
Amortization of nonvested common stock compensation	—	—	6	—	—	6
Distributions	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	—	(2,550)	(2,550)

BALANCE — March 31, 2012	19,994,461	$200	$178,071	$—	$(88,634)	$89,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,550)	$(2,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	3,419	3,529
Stock based compensation, net of forfeitures	6	5
Stock issuance to Advisor	47	—
Bad debt expense	78	57
Loss from unconsolidated joint venture	—	13
Changes in operating assets and liabilities:
Accounts receivable	48	(23)
Restricted cash — property tax and insurance reserves	3,199	2,183
Other assets, net	(995)	(520)
Other assets with affiliates, net	—	(83)
Accounts payable and accrued liabilities	(1,998)	(1,970)
Accounts payable due to affiliates	—	(98)
Security deposits, prepaid rent and other liabilities	3	(241)

Net cash provided by operating activities	1,257	778

CASH FLOWS FROM INVESTING ACTIVITIES
Contributions to unconsolidated joint venture	—	(350)
Cash received from property management termination fees	173	117
Capital expenditures	(317)	(192)
Change in restricted cash — capital replacement reserves	146	(77)

Net cash provided by (used in) investing activities	2	(502)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payables	(228)	(223)
Payment of deferred financing costs	(4)	—
Cash received for security deposits	28	51
Payment of offering costs	(3)	(48)
Distributions	(994)	(1,221)

Net cash used in financing activities	(1,201)	(1,441)

NET CHANGE IN CASH AND CASH EQUIVALENTS	58	(1,165)
CASH AND CASH EQUIVALENTS — Beginning of period	1,091	3,274

CASH AND CASH EQUIVALENTS — End of period	$1,149	$2,109

APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,944	$2,971
Income taxes	$48	$48

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$311	$243
Financing Activities:
Issuance of common stock under the DRIP	$506	$779
Distributions declared but not paid	$500	$1,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

The use of the words “the Company,” “we,” “us,” “our company” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

1. Organization and Description of Business

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005 and initially capitalized on January 10, 2006. We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are externally advised by ROC REIT Advisors, LLC, or our Advisor. On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and our Advisor. That advisory agreement was amended and restated on November 4, 2011, and on March 29, 2012, our board of directors approved a new advisory agreement with the same terms, and effective as of the original expiration date, as the February 25, 2011 agreement, replacing the November 4, 2011 agreement. Our Advisor is affiliated with us in that it is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms if approved by our board of directors. Pursuant to the terms of the advisory agreement, our Advisor will use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor is also obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally (i) provides and performs the day-to-day management of our company; (ii) serves as our company’s investment advisor; (iii) locates, analyzes and selects potential investments for us and structures and negotiates the terms and conditions of acquisition and disposition transactions; (iv) arranges for financing and refinancing with respect to our investments; and (v) enters into leases and service contracts with respect to our investments. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to our company and its stockholders.

Our properties are managed by ATA Property Management, LLC, or ATA Property Manager, which is a wholly-owned taxable REIT subsidiary of our operating partnership.

As of March 31, 2012, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377.8 million. As of March 31, 2012, we also indirectly owned a 100% interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, and each of its subsidiaries, and managed the four properties with an aggregate of 1,066 units leased by such subsidiaries. We also were the third-party manager for another 33 properties.

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

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 converges guidance between GAAP and International Financial Reporting Standards on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements.

Certain reclassifications have been made in the March 31, 2011 basic financial statements to conform to the March 31, 2012 presentation.

3. Real Estate Investments

Our investments in our consolidated properties consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land	$45,747	$45,747
Land improvements	24,266	24,266
Building and improvements	306,295	305,989
Furniture, fixtures and equipment	12,290	12,279

	388,598	388,281
Less: accumulated depreciation	(52,698)	(49,435)

	$335,900	$338,846

Depreciation expense for each of the three months ended March 31, 2012 and 2011 was $3.3 million.

4. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Disposition fee rights	$1,580	$1,580
Tenant relationships, net of accumulated amortization of $365 and $385 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 225 months and 227 months as of March 31, 2012 and December 31, 2011, respectively)	1,476	1,532
Tenant relationships — expected termination fees	310	483

	$3,366	$3,595

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2012 and 2011 was $56,000 and $164,000, respectively.

5. Other Assets, Net

Other assets, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Deferred financing costs, net of accumulated amortization of $1,117 and $1,051 as of March 31, 2012 and December 31, 2011, respectively	$1,054	$1,116
Prepaid expenses and deposits	1,336	341

	$2,390	$1,457

Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2012 and 2011 was $66,000 and $65,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.

6. Mortgage Loan Payables, Net and Unsecured Note Payable

Mortgage Loan Payables, Net

Mortgage loan payables were $243.5 million ($243.1 million, net of discount) and $243.7 million ($243.3 million, net of discount) as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.40% to 5.94% per annum and a weighted average effective interest rate of 4.71% per annum. As of March 31, 2012, we had $182.5 million ($182.1 million, net of discount) of fixed rate debt, or 74.9% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61.0 million of variable rate debt, or 25.1% of mortgage loan payables, at a weighted average effective interest rate of 2.44% per annum. As of December 31, 2011, we had 12 fixed rate mortgage loans and three variable rate mortgage loans with effective interest rates ranging from 2.36% to 5.94% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2011, we had $182.7 million ($182.3 million, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61.0 million of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.39% per annum.

We are required by the terms of certain loan documents to meet certain financial reporting requirements. As of March 31, 2012 and December 31, 2011, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. Eleven of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello Property have monthly principal and interest payments.

Mortgage loan payables, net consisted of the following as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Property	Interest Rate	Maturity Date	March 31, 2012	December 31, 2011
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218	$19,218
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000	20,000
Residences at Braemar	5.72%	06/01/15	8,965	9,011
Park at Northgate	5.94%	08/01/17	10,295	10,295
Baypoint Resort	5.94%	08/01/17	21,612	21,612
Towne Crossing Apartments	5.04%	11/01/14	14,160	14,234
Villas of El Dorado	5.68%	12/01/16	13,600	13,600
The Heights at Olde Towne	5.79%	01/01/18	10,475	10,475
The Myrtles at Olde Towne	5.79%	01/01/18	20,100	20,100
Arboleda Apartments	5.36%	04/01/15	17,199	17,261
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	12,971	13,017
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900	13,900

			182,495	182,723

Variable Rate Debt:
Creekside Crossing	2.43%*	07/01/15	17,000	17,000
Kedron Village	2.40%*	07/01/15	20,000	20,000
Canyon Ridge Apartments	2.48%*	10/01/15	24,000	24,000

			61,000	61,000

Total fixed and variable rate debt			243,495	243,723
Less: discount			(357)	(391)

Mortgage loan payables, net			$243,138	$243,332

*	Represents the per annum interest rate in effect as of March 31, 2012. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.50% to 6.75% per annum.

Unsecured Note Payable

The unsecured note payable to NNN Realty Advisors, Inc. bears interest at a fixed rate and requires monthly interest-only payments for the term of the note. On August 11, 2010, we amended this unsecured note payable, or the Amended Consolidated Promissory Note. The material terms of the Amended Consolidated Promissory Note decreased the principal amount outstanding to $7.8 million due to our pay down of the principal balance, extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.50% per annum (and the default interest rate at 6.50% per annum). On February 2, 2011, NNN Realty Advisors sold the Amended Consolidated Promissory Note to G&E Apartment Lender, LLC, a party unaffiliated with us, for a purchase price of $6.2 million. The material terms of the Amended Consolidated Promissory Note did not change upon the sale of the note. As of each of March 31, 2012 and December 31, 2011, the outstanding principal amount under the Amended Consolidated Promissory Note was $7.8 million.

On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. On April 20, 2012, we purchased the Extension Option which gives us the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013. In connection with the Extension Option, we paid a non-refundable option purchase fee equal to 1.0% of the principal amount of the unsecured note, or $77,500. In order to exercise the Extension Option, we must provide written notice to the lender 60 days prior to the maturity date of July 17, 2012, and within five days after the written notice is provided, we must pay a non-refundable extension fee equal to 1.0% of the principal amount of the unsecured note, or $77,500.

Prior to the maturity of the unsecured note payable, we will seek to either repay the unsecured note payable using cash on hand or replace the unsecured note payable with permanent financing or an interim line of credit, however no assurances can be made that we will be successful.

7. Commitments and Contingencies

Litigation

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets and certain liabilities of Mission Residential Management, and eight additional apartment communities, or DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as trustee, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the operating partnership and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors that hold interest in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order. On December 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

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

On October 5, 2011, the parties to the Fairfax Action and the Fairfax II Action entered into a settlement agreement that was subject to various conditions, which were not satisfied. The Fairfax Action and the Fairfax II Action went to trial beginning on April 9, 2012, and the trial is still on-going. We believe the allegations contained in the complaints against us are without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.

Our general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2012 reflect professional fees of $930,000 related to the litigation described above. In total, we have incurred $2.3 million related to the litigation described above. We intend to make a claim for indemnification of such expenses and for any additional expenses or losses we may have relating to the litigation, however if we are not successful in our claim, we may not be able to recover any such expenses or the expenses of pursuing indemnification.

Other than the foregoing, we are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.

8. Related Party Transactions

The below transactions cannot be construed to be at arm’s length and the results of our operations may be different than if conducted with non-related parties.

Advisor and Affiliates

On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and our Advisor. That advisory agreement was amended and restated on November 4, 2011 and on March 29, 2012 our board of directors approved a new advisory agreement with the same terms, and effective as of the original expiration date, as the February 25, 2011 agreement, replacing the November 4, 2011 agreement. Our Advisor is affiliated with us in that all of its interests are owned by our executive officers, Messrs. Olander, Carneal and Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms. The advisory agreement may be terminated by either our Advisor or us upon 60 days’ written notice without cause and without penalty.

Pursuant to the terms of the advisory agreement, our Advisor is entitled to receive certain fees for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, we will pay our Advisor an acquisition fee that will not exceed (A) 1.0% of the contract purchase price of properties, or (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities cannot exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority of the our directors not interested in such transaction, including a majority of our independent directors. Furthermore, in connection with a sale of a property in which our Advisor or its affiliates provide a substantial amount of services, we will pay our Advisor or its affiliates a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission. However, the total real estate commissions we pay to all persons with respect to the sale of such property may not exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. For the three months ended March 31, 2012 and 2011, we did not pay any such fees.

As compensation for services rendered in connection with the management of our assets, we will pay a monthly asset management fee to our Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter; the asset management fee shall be payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the three months ended March 31, 2012 and 2011, we incurred $283,000 and $94,000, respectively, in asset management fees from our Advisor, which is included in general and administrative expense in our accompanying condensed consolidated statements of operations. Included in asset management fees to our Advisor are 5,247 shares of common stock and 1,749 shares of common stock valued at $9.00 per share that were issued to our Advisor for its services as of March 31, 2012 and 2011, respectively.

Upon the listing of our shares of common stock on a national securities exchange, the Advisor is entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the shares of our common stock plus distributions paid by us prior to the listing exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon the sale of a real estate asset, we will pay the Advisor a subordinated performance fee equal to 15.0% of the net proceeds from such sale remaining after our stockholders have received distributions such that the owners of all outstanding shares have received distributions in an aggregate amount equal to the sum of, as of such point in time (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon termination of the advisory agreement, unless we terminated the advisory agreement because of a material breach by our Advisor, or unless such termination occurs upon a change of control, as defined in the advisory agreement, our Advisor is entitled to receive a subordinated performance fee equal to 15.0% of the amount by which the appraised value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital plus (ii) our invested capital. Notwithstanding the foregoing, if termination of the advisory agreement occurs upon a change of control, our Advisor is entitled to payment of a subordinated performance fee equal to 15.0% of the amount by which the value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement as determined in good faith by the board of directors, including a majority of the independent directors, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the our invested capital plus (ii) our invested capital. In addition, in the event of the origination or refinancing of any debt financing by us, including the assumption of existing debt, that is used to acquire real estate assets or originate or acquire real estate-related securities or is assumed in connection with the acquisition of real estate assets or the origination or acquisition of real estate-related securities, and if our Advisor provides a substantial amount of services in connection therewith, we will pay our Advisor a financing coordination fee equal to 1.0% of the amount available to us and/or outstanding under such debt financing; provided, however, that we will not pay our Advisor a financing coordination fee in connection with any indebtedness assumed in connection with the acquisition of a real estate asset or real estate-related securities if our Advisor has been paid an acquisition fee in respect of such indebtedness because such indebtedness is included in the contract purchase price of the real estate asset or real estate-related securities, or otherwise, and provided further that we will not pay our Advisor a financing coordination fee in connection with the refinancing of any loan secured by any particular real estate asset or real estate-related security that was previously subject to a refinancing in which the Advisor received a financing coordinate fee. For the three months ended March 31, 2012 and 2011, we did not incur any such fees.

In addition to the compensation paid to our Advisor, we will pay directly or reimburse our Advisor for all the expenses our Advisor pays or incurs in connection with the services provided to us. However, we will not reimburse our Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determine such excess expenses are justified. For the 12 months ended March 31, 2012, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and 63.6%, respectively, for the 12 months ended March 31, 2012. We calculate these limitations without taking into account operating expenses or net income associated with our subsidiaries that do not own real estate, and without taking such subsidiaries into account for purposes of comparing our operating expenses to average invested assets. If we had included our subsidiaries that do not own real estate assets in the calculations, our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.2% and 141.8%, respectively, for the 12 months ended March 31, 2012. We reimbursed our Advisor $48,000 and $15,000 in operating expenses for the three months ended March 31, 2012 and 2011, respectively.

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, a joint venture owned by entities affiliated with Grubb & Ellis Company and our Advisor. In the event a subordinated distribution is owed to our former advisor by virtue of its noncontrolling special limited partnership interest in us, our Advisor has agreed to assume any such payment obligations from us and make the payments to our former advisor from the proceeds of any subordinated fees paid to our Advisor pursuant to the Advisory Agreement. For each of the three months ended March 31, 2012 and 2011, we did not incur any such fees.

9. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2012 and December 31, 2011, no shares of our preferred stock were issued and outstanding.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. From July 19, 2006 through July 17, 2009, we offered to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering, and up to 5,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, in our initial offering.

On July 20, 2009, we commenced our follow-on offering through which we offered to the public up to 100,000,000 shares of our common stock for $10.00 per share in our primary offering, and up to 5,000,000 shares of our common stock pursuant to the DRIP at $9.50 per share, for a maximum offering of up to $1,047,500,000. Effective December 31, 2010, we suspended the primary portion of our follow-on offering through its termination date on July 17, 2011. On January 10, 2006, our former advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. From our inception through March 31, 2012, we had granted an aggregate of 21,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through March 31, 2012. From our inception through March 31, 2012, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,992,777 shares of our common stock in connection with our follow-on offering and 1,794,508 shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of March 31, 2012, we had issued 20,988 shares of our common stock to our Advisor for services performed by it. As of March 31, 2012 and December 31, 2011, we had 19,994,461 and 19,935,953 shares, respectively, of our common stock issued and outstanding.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2012 and 2011, there were 6,600 shares and 5,400 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Noncontrolling Interest

As of March 31, 2012 and December 31, 2011, we owned a 99.99% general partnership interest in our operating partnership and Grubb & Ellis Apartment REIT Advisor, LLC, a joint venture owned by entities affiliated with Grubb & Ellis Company and our Advisor, owned a 0.01% special limited partnership interest in our operating partnership. Upon the earlier to occur of (i) the date our company’s shares are listed on a national securities exchange or national market system or (ii) a liquidity event, we may redeem the special limited partnership interest for a redemption price equal to the amount of the incentive distribution that Grubb & Ellis Apartment REIT Advisor, LLC, as our former advisor, would have received upon property sales, as if our operating partnership immediately sold all of its properties for their fair market value. If such incentive distribution becomes payable to our former advisor as a result of the noncontrolling interest, our Advisor has agreed to assume our obligation to make such payments, as discussed in Note 8 — Related Party Transactions above.

Distribution Reinvestment Plan and Second Amended and Restated Distribution Reinvestment Plan

We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 5,000,000 shares of our common stock for sale pursuant to the DRIP in both our initial offering and in our follow-on offering

On February 24, 2011, our board of directors adopted the Second Amended and Restated DRIP, or the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. The purchase price for shares under the Amended and Restated DRIP will be $9.50 per share until the board of directors discloses a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determines a reasonable estimate of the value of the shares of our common stock, the purchase price for shares will equal the most recently disclosed estimated value of the shares of our common stock. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

On March 25, 2011, we filed a registration statement on Form S-3 with the SEC to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. For the three months ended March 31, 2012 and 2011, $506,000 and $779,000, respectively, in distributions were reinvested, and 53,261 and 81,969 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. As of March 31, 2012 and December 31, 2011, a total of $17.0 million and $16.5 million, respectively, in distributions were reinvested, and 1,794,508 and 1,741,247 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP.

Share Repurchase Plan

We did not repurchase any shares of our common stock in the three months ended March 31, 2012.

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

On June 28, 2011, in connection with their re-election, we granted an aggregate of 4,000 shares of restricted common stock to our independent directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2012 and 2011, we recognized a compensation expense of $6,000 and $5,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

As of March 31, 2012 and December 31, 2011, there was $48,000 and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of March 31, 2012, this expense is expected to be recognized over a remaining weighted average period of 2.43 years.

As of March 31, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $66,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2012 and December 31, 2011, and the changes for the three months ended March 31, 2012, is presented below:

	Number of Nonvested Shares of Our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	6,600	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2012	6,600	$10.00

Expected to vest — March 31, 2012	6,600	$10.00

10. Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payables, net, and unsecured note payable.

We consider the carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2012 and December 31, 2011, the fair value of the mortgage loan payables, a Level 2 fair value calculation as defined by the guidance on fair value included in the accounting standard codification issued by the FASB, was $258.8 million and $260.3 million, respectively, compared to the carrying value of $243.1 million and $243.3 million, respectively.

The fair value of the unsecured note payable is estimated using the present value of undiscounted cash flows. As of March 31, 2012 and December 31, 2011, the fair value was $7.4 million compared to a carrying value of $7.8 million. This fair value calculation is considered Level 2.

11. Business Combinations

Joint Venture Acquisition

On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multi-family apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets. We were not previously affiliated with NNN/MR Holdings. We acquired the 50% ownership interest in NNN/MR Holdings from Grubb & Ellis Realty Investors, LLC. We paid Grubb & Ellis Realty Investors, LLC $50,000 in cash as consideration for the 50% ownership interest in NNN/MR Holdings. We also assumed the obligation to fund up to $1.0 million in capital to the four master tenants by NNN/MR Holdings. The four multi-family apartment properties are managed by our subsidiary, ATA Property Management.

On June 17, 2011, we, through ATA-Mission, LLC, acquired the remaining 50% ownership interest in NNN/MR Holdings for $200,000. We are not affiliated with Mission Residential, LLC. NNN/MR Holdings serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas, and Charlotte, North Carolina, with an aggregate of 1,066 units. As of December 31, 2011, we owned an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries and managed the four properties leased by such subsidiaries. We also are responsible for funding up to $2.0 million in capital to the four master tenants by NNN/MR Holdings. As of March 31, 2012, $1.6 million of this amount was funded and $363,000 remains available to draw.

Prior to and until we purchased the remaining 50% ownership interest in NNN/MR Holdings, we accounted for the then unconsolidated joint venture under the equity method of accounting. We recognized earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture. For the three months ended March 31, 2011, we recognized $13,000 in expenses, which are included in loss from unconsolidated joint venture on the accompanying condensed consolidated financial statements. After we purchased the remaining ownership interest in NNN/MR Holdings, and became its sole owner, we consolidated it on our accompanying condensed consolidated financial statements.

In connection with the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we also recognized a disposition fee right intangible of $1.6 million that is included in identified intangible assets, net on the accompanying condensed consolidated balance sheets, and an above market lease obligation of $1.2 million that is included in security deposits, prepaid rent and other liabilities on the accompanying condensed consolidated balance sheets. Pursuant to each master lease (or other operative agreement) between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multi-family apartment properties is sold.

Results of operations for the joint venture acquisition are reflected in our consolidated statements of operations for the three months ended March 31, 2012. For the three months ended March 31, 2012, we recognized $2.2 million in revenues and $74,000 in net loss related to NNN/MR Holdings.

Acquisition of Real Estate Investments

There were no acquisitions during the three months ended March 31, 2012 and 2011.

12. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and restricted cash. Cash is generally invested in investment-grade, short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

As of March 31, 2012, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 53.5%, 10.4%, 10.1%, 6.8% and 2.8%, respectively, of our total rental income and other property revenues for the three months ended March 31, 2012. Our four leased properties accounted for 16.4% of our total rental income and other property revenues for the three months ended March 31, 2012. See Note 11, Business Combinations, for a further discussion of the four leased properties. As of March 31, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 63.1%, 12.8%, 12.4%, 8.3% and 3.4%, respectively, of our total rental income and other property revenues for the three months ended March 31, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

13. Subsequent Events

Declaration of Distributions

On April 23, 2012, our board of directors authorized a monthly distribution to our stockholders of record as of the close of business on April 30, 2012. The distribution was equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3.0%, assuming a purchase price of $10.00 per share. The distribution was paid in May 2012 from legally available funds.

Unsecured Note Payable

See Note 6, Mortgage Loan Payables, Net and Unsecured Note Payable — Unsecured Note Payable, for information regarding our unsecured note payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company,” or “our” refers to Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2012 and December 31, 2011, together with our results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011.

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

Overview and Background

Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005 and initially capitalized on January 10, 2006. We conduct substantially all of our operations through Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

We are externally advised by ROC REIT Advisors, LLC, or our Advisor. On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and our Advisor. That advisory agreement was amended and restated on November 4, 2011 and on March 29, 2012, our board of directors approved a new advisory agreement with the same terms, and effective as of the original expiration date, as the February 25, 2011 agreement, replacing the November 4, 2011 agreement. Our Advisor is affiliated with us in that it is owned by our executive officers, Messrs. Olander, Carneal and Remppies. The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms if approved by our board of directors. Pursuant to the terms of the advisory agreement, our Advisor will use commercially reasonable efforts to present to us a continuing and suitable investment program and opportunities to make investments consistent with our investment policies. Our Advisor is also obligated to provide us with the first opportunity to purchase any Class A income producing multi-family property, which satisfies our investment objectives. In performing these obligations, our Advisor generally (i) provides and performs our day-to-day management; (ii) serves as our investment advisor; (iii) locates, analyzes and selects potential investments for us and structures and negotiates the terms and conditions of acquisition and disposition transactions; (iv) arranges for financing and refinancing with respect to our investments; and (v) enters into leases and service contracts with respect to our investments. Our Advisor is subject to the supervision of our board of directors and has a fiduciary duty to us and our stockholders.

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

Our properties are managed by ATA Property Management, LLC, or ATA Property Management, which is a wholly-owned taxable REIT subsidiary of our operating partnership.

On June 17, 2011, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, which serves as a holding company for the master tenants of four multi-family apartment properties located in Plano and Garland, Texas, and Charlotte, North Carolina, with an aggregate of 1,066 units. We acquired such remaining interest from Mission Residential, LLC for $200,000. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multi-family apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed asset. As a result of our acquisition of the remaining 50% ownership interest in NNN/MR Holdings, as of June 17, 2011, we own an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries and manage the four properties leased by such subsidiaries. We are also responsible for funding up to $2.0 million in capital to the four master tenants by NNN/MR Holdings. We were not previously affiliated with NNN/MR Holdings.

As of March 31, 2012, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377.8 million. As of March 31, 2012, we also managed the four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/MR Holdings. We also were the third-party manager for another 33 properties.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

Certain reclassifications have been made in the March 31, 2011 basic financial statements to conform to the March 31, 2012 presentation.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.

Acquisitions

For information regarding our acquisitions, see Note 11, Business Combinations, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those Risk Factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

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

Legal Proceedings

We are currently involved in protracted legal proceedings. We believe the allegations contained in the complaints against us are without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time. See Note 7, Commitment and Contingencies — Litigation, to our accompanying condensed consolidated financial statements for more information regarding our legal proceedings.

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of apartment communities and our management company.

Except where otherwise noted, the change in our results of operations is primarily due to our owning NNN/MR Holdings. On June 17, 2011, we acquired the remaining 50% ownership interest in the joint venture, NNN/MR Holdings, which allowed us to consolidate the operations of the master tenants of the four multi-family apartment properties for the three months ended March 31, 2012. These four multi-family apartment properties are included in the properties that we manage. Due to our purchase of the remaining 50% ownership interest in NNN/MR Holdings, we no longer recognize management fee income from these four multi-family apartment properties. In addition, we had property owners terminate two property management contracts with ATA Property Management on January 25, 2012, which would result in a decrease in management fee income.

Revenues

For the three months ended March 31, 2012 and 2011, revenues were $16.5 million and $14.3 million, respectively. For the three months ended March 31, 2012, revenues were comprised of rental income of $11.7 million, other property revenues of $1.5 million, management fee income of $706,000, and reimbursed income of $2.6 million. For the three months ended March 31, 2011, revenues were comprised of rental income of $9.5 million, other property revenues of $1.1 million, management fee income of $814,000 and reimbursed income of $2.9 million. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

The increase in revenues for the three months ended March 31, 2012 was primarily attributed to joint venture properties revenues, which were not present during the three months ended March 31, 2011. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations.

The aggregate occupancy for our owned properties was 94.7% as of March 31, 2012, as compared to 95.1% as of March 31, 2011. The aggregate occupancy of our four leased properties was 92.3% as of March 31, 2012. As occupancy continues to stabilize throughout our properties, we have achieved revenue growth through increasing rental rates on existing and new residents.

Rental Expenses

For the three months ended March 31, 2012 and 2011, rental expenses were $5.7 million and $4.6 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2012	2011
Administration	$1,914	$1,518
Real estate taxes	1,813	1,525
Utilities	1,012	813
Repairs and maintenance	652	477
Insurance	339	252

Total rental expenses	$5,730	$4,585

The increase in rental expenses of $1.1 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to $1.1 million of rental expenses related to the joint venture properties which were not present in the results for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, rental expenses as a percentage of rental income and other property revenues were 43.5% and 43.3%, respectively.

Property Lease Expense

For the three months ended March 31, 2012, property lease expense was $1.1 million. Our property lease expense is due to our joint venture which includes four leased multi-family apartment properties. As the master tenants of the four leased multi-family apartment properties, property lease expense is paid monthly to the master landlord.

Reimbursed Expense

For the three months ended March 31, 2012 and 2011, reimbursed expense was $2.6 million and $2.9 million, respectively. ATA Property Management serves as a property manager for 33 and 35 additional multi-family apartment communities as of March 31, 2012 and 2011, respectively. These multi-family apartment communities are owned by unaffiliated third parties. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third parties and recorded as reimbursed income.

General and Administrative Expense

For the three months ended March 31, 2012 and 2011, general and administrative was $2.7 million and $2.1 million, respectively.

General and administrative expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2012	2011
Professional and legal fees (a)	$1,149	$904
Salaries and benefits expense	636	656
Directors’ and officers’ insurance premiums	64	52
Directors’ fees	59	40
Investor-related services	112	91
Bank charges	37	18
Office rent expense (b)	198	58
Stock compensation expense	6	5
Asset management fee (c)	283	94
Employee recruitment	—	95
Travel expense	26	16
Other	131	118

Total general and administrative expense	$2,701	$2,147

The increase in general and administrative expense of $554,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was due to the following:

(a) Professional and legal fees

For the three months ended March 31, 2012, professional and legal fees increased $245,000 as compared to the three months ended March 31, 2011. The increase in professional and legal fees was due to an increase in external legal fees related to the litigation of the proposed acquisitions of the DST properties.

(b) Office rent expense

For the three months ended March 31, 2012, we incurred office rent expense of $198,000, as compared to $58,000 for the three months ended March 31, 2011. The increase in office rent expense is due to the payment of a lease termination fee.

(c) Asset management fee

The increase of $189,000 in asset management fees for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is due to the advisory agreement being entered into on February 25, 2011. We expensed one month of asset management fees as of March 31, 2011, compared to a full three months of asset management fees expense as of March 31, 2012.

Acquisition-Related Expenses

For the three months ended March 31, 2012 and 2011, we incurred acquisition-related expenses of $529,000 and $218,000, respectively. For the three months ended March 31, 2012, we incurred acquisition-related expense associated with pursuing strategic transactions that may include further acquisitions, a merger or recapitalization of the company. For the three months ended March 31, 2011, we incurred acquisition-related expenses associated with the acquisition and transition of services related to our management company.

Depreciation and Amortization

For the three months ended March 31, 2012 and 2011, depreciation and amortization was $3.3 million and $3.4 million, respectively. The decrease in depreciation and amortization of $100,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to assets becoming fully depreciated and amortized as of March 31, 2012.

Interest Expense

For the three months ended March 31, 2012 and 2011, interest expense was $3.1 million. Interest expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Interest expense on mortgage loan payables	$2,896	$2,889
Amortization of deferred financing fees — mortgage loan payables	66	65
Amortization of debt discount	34	34
Interest expense on unsecured note payables	87	86

Total interest expense	$3,083	$3,074

Interest Income

For the three months ended March 31, 2012 and 2011, interest income was $0 and $1,000, respectively. For such periods, interest income was primarily related to interest earned on our money market accounts. The change in interest income was due to no cash balances in money market accounts during 2012, as compared to 2011.

Liquidity and Capital Resources

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. In addition, we will require resources to make certain payments of fees and reimbursements of expenses to our Advisor. We estimate that we will require approximately $8.8 million to pay interest on our outstanding indebtedness in the remaining nine months of 2012, based on rates in effect as of March 31, 2012. In addition, we estimate that we will require $8.5 million to pay principal on our outstanding indebtedness in the remaining nine months of 2012. As of March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. On April 20, 2012, we purchased the Extension Option which gives us the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013. In order to exercise the Extension Option, we must provide written notice to the lender 60 days prior to the maturity date of July 17, 2012, and within five days after the written notice is provided, we must pay a non-refundable extension fee for the Extension Option equal to 1.0% of the principal amount of the unsecured note, or $77,500.

We are required by the terms of the applicable mortgage loan documents to meet certain financial reporting requirements. As of March 31, 2012, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also are responsible for funding up to $2.0 million in capital to the four master tenants by NNN/MR Holdings. As of March 31, 2012, $1.6 million of this $2.0 million has already been funded and $363,000 remains available to draw.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf.

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

As of March 31, 2012, we estimate that our expenditures for capital improvements will require approximately $1.2 million for the remaining nine months of 2012. As of March 31, 2012, we had $384,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 were $1.3 million and $778,000, respectively. For the three months ended March 31, 2012 and March 31, 2011, cash flows provided by operating activities primarily related to the operations of our 15 properties. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows provided by investing activities for the three months ended March 31, 2012 were $2,000 compared to cash flows used in investing activities of $502,000 for the three months ended March 31, 2011. For the three months ended March 31, 2012, cash flows provided by investing activities related to cash received from property termination fees and the change in restricted cash for capital replacement reserves offset by payments for capital expenditures. For the three months ended March 31, 2011, cash flows used in investing activities related to the contributions to our unconsolidated joint venture, payments for capital expenditures and the change in restricted cash for capital replacement reserves offset by the cash received from property termination fees. We anticipate cash flows provided by investing activities will remain relatively constant unless we purchase more properties, in which case cash flows used in investing activities would likely increase.

Cash flows used in financing activities for the three months ended March 31, 2012 and 2011 were $1.2 million and $1.4 million, respectively. For the three months ended March 31, 2012, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $228,000 and distributions made to our stockholders in the amount of $1.0 million. For the three months ended March 31, 2011, cash flows used in financing activities related primarily to payment of our mortgage loans payable of $223,000 and distributions in the amount of $1.2 million. We anticipate cash flows used in financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

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

From March 2009 through February 2011, we paid distributions to our stockholders based upon a 6.0% annualized rate, assuming a $10.00 per share purchase price. On February 24, 2011, our board of directors reduced our annualized distribution rate to 3.0%, assuming a $10.00 per share purchase price, beginning on March 1, 2011. Until January 1, 2012, we generally aggregated daily distributions and paid them monthly in arrears.

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

On February 21, 2012, our board of directors authorized monthly distributions to our stockholders of record as of the close of business on February 29, 2012 and March 31, 2012. The distributions were equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3.0%, assuming a purchase price of $10.00 per share. The distributions were paid in March 2012 and April 2012 from legally available funds.

On April 23, 2012, our board of directors authorized a monthly distribution to our stockholders of record as of the close of business on April 30, 2012. The distribution was equal to $0.0254789 per share of common stock, which is equal to an annualized distribution rate of 3.0%, assuming a purchase price of $10.00 per share. The distribution was paid in May 2012 from legally available funds.

Sources of Distributions

For the three months ended March 31, 2012, we paid aggregate distributions of $1.5 million ($1.0 million in cash and $506,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows provided by operations of $1.3 million. For the three months ended March 31, 2011, we paid distributions of $2.0 million ($1.2 million in cash and $800,000 in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows provided by operations of $778,000. From our inception through March 31, 2012, we paid cumulative distributions of $41.2 million ($24.2 million in cash and $17.0 million in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows from operations of $15.0 million. The cumulative distributions paid in excess of our cash flows from operations were paid primarily from net proceeds for our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds of our follow-on offering. As of March 31, 2012, our aggregate borrowings were 66.5% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of May 15, 2012 and March 31, 2012, our leverage did not exceed 300.0% of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payable

For a discussion of our mortgage loan payables, net and our unsecured note payable, see Note 6, Mortgage Loan Payables, Net, and Unsecured Note Payable, to our accompanying condensed consolidated financial statements.

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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition-related fees and expenses, organization and offering expenses, sales commissions, asset fees and reimbursement of operating costs. Refer to Note 8, Related Party Transactions, for a detailed discussion of the various related party transactions and agreements.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 7, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of March 31, 2012, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $243.5 million ($243.1 million, net of discount).

As of March 31, 2012, we had $7.8 million outstanding under the amended and restated consolidated unsecured promissory note, or the Amended Consolidated Promissory Note, with G&E Apartment Lender, LLC, an unaffiliated party. The Amended Consolidated Promissory Note has a principal amount outstanding of $7.8 million due to our pay down of the original principal balance, a maturity date of July 17, 2012, and has a fixed interest rate at 4.50% per annum and the default interest rate at 6.50% per annum. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note. On April 20, 2012, we purchased the option to extend the maturity date of the note which gives us the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013.

We are required by the terms of the applicable loan documents to meet certain financial reporting requirements. As of March 31, 2012, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2012. As of March 31, 2012, the weighted average effective interest rate on our outstanding debt was 4.71% per annum.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2012 and 2011 (in thousands except for share and per share data):

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,550)	$(2,074)
Add:
Depreciation and amortization	3,319	3,429

FFO	$769	$1,355

Add:
Acquisition-related expenses	529	218
Litigation expenses related to DST Properties	930	413
Amortization of debt discount	34	34
Amortization of above market lease	(22)	(20)

MFFO	$2,240	$2,000

Weighted average common shares outstanding — basic and diluted	19,974,467	19,691,719

Net loss per common share	$(0.13)	$(0.11)

FFO per common share — basic and diluted	$0.04	$0.07

MFFO per common share — basic and diluted	$0.11	$0.10

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization, interest expense, loss from unconsolidated joint venture, and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,550)	$(2,074)
Add:
General and administrative expense	2,701	2,147
Acquisition-related expenses	529	218
Depreciation and amortization	3,319	3,429
Interest expense	3,083	3,074
Loss from unconsolidated joint venture	—	13
Less:
Interest income	—	(1)

Net operating income	$7,082	$6,806

Material Related Party Arrangements

On February 25, 2011, we entered into an advisory agreement among us, our operating partnership and our Advisor. That advisory agreement was amended and restated on November 4, 2011, and on March 29, 2012, our board of directors approved a new advisory agreement with the same terms, and effective as of the original expiration date, as the February 25, 2011 agreement, replacing the November 4, 2011 agreement. See Note 8, Related Party Transactions — New Advisor and Affiliates, to the consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for a discussion of the terms of the advisory agreement and payments thereunder.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the information regarding market risk, or to the methods we use to manage market risk, previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

The table below presents, as of March 31, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options (in thousands).

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$8,476 (1)	$1,541	$15,199	$25,501	$14,518	$125,010	$190,245	$198,880
Weighted average interest rate on maturing debt	4.57%	5.28%	5.07%	5.48%	5.65%	5.50%	5.43%	—%
Variable rate debt — principal payments	$—	$33	$200	$60,767	$—	$—	$61,000	$59,956
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2012)	—%	2.48%	2.48%	2.44%	—%	—%	2.44%	—%

(1)	Included in this amount is our unsecured note payable of $7.8 million which matures on July 17, 2012. On March 21, 2012, we entered into the Second Amended and Restated Consolidated Unsecured Promissory Note with G&E Apartment Lender, LLC. The Second Amended and Restated Consolidated Unsecured Promissory Note grants us the right to purchase one option to extend the maturity date of the note, or the Extension Option. On April 20, 2012, we purchased the option to extend the maturity date of the note which gives us the option to extend the maturity date of the note for a period of six months, from July 17, 2012 to January 17, 2013.

Mortgage loan payables were $243.5 million ($243.1 million, net of discount) as of March 31, 2012. As of March 31, 2012, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.40% to 5.94% per annum and a weighted average effective interest rate of 4.71% per annum. As of March 31, 2012, we had $182.5 million ($182.1 million, net of discount) of fixed rate debt, or 74.9% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61,000,000 of variable rate debt, or 25.1% of mortgage loan payables, at a weighted average effective interest rate of 2.44% per annum.

As of March 31, 2012, we had $7.8 million outstanding under the Second Amended and Restated Consolidated Unsecured Promissory Note at a fixed interest rate of 4.50% per annum and a default interest rate at 6.50% per annum, which is due on July 17, 2012.

Borrowings as of March 31, 2012, bore interest at a weighted average effective interest rate of 4.71% per annum.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of March 31, 2012, a 0.50% increase in London Interbank Offered Rate would have increased our overall annual interest expense by $305,000, or 2.58%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective.

(b) Changes in internal control over financial reporting. We are continuously seeking to improve efficiency and effectiveness of our operations and internal controls. This results in modifications to our processes throughout the company. However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets of Mission Residential Management, and eight additional apartment communities, or the DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate MR Holdings serves as trustee, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the operating partnership and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors that hold interests in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortuously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions will be closed during the 90-day period following the date of such Consent Order. On December, 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

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

On October 5, 2011, the parties to the Fairfax Action and the Fairfax II Action entered into a settlement agreement that was subject to various conditions, which were not satisfied. The Fairfax Action and the Fairfax II Action went to trial beginning on April 9, 2012, and the trial is still on-going. We believe the allegations contained in the complaints against us are without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.

Other than the foregoing, we are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On each of January 1, 2012, February 1, 2012, and March 1, 2012, we issued 1,749 shares of common stock to our Advisor for the performance of services in accordance with the advisory agreement. These shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. There were no other sales of unregistered securities in the three months ended March 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In February 2011, our board of directors determined that it is in the best interest of our company and its stockholders to preserve our company’s cash, and terminated our share repurchase plan. Accordingly, we did not repurchase any shares of our common stock in the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5(a).	Other Information.

None.

Item 5(b).	Material Changes to Proceedings by Which Security Holders May Recommend Nominees.

None.

Item 6.	Exhibits.

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

May 15, 2012
Date	By:	/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr. Chief Executive Officer and Chairman of the
Board of Directors (principal executive officer)

May 15, 2012
Date	By:	/s/ B. MECHELLE LAFON
B. Mechelle Lafon
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, LP, respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, LP to Apartment Trust of America Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.6	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007 and incorporated herein by reference)

3.7	Second Amendment to Amended and Restated Bylaws of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2011 and incorporated herein by reference).

3.8	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.9	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, LP, dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.10	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference).

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

10.1	Advisory Agreement, effective as of February 25, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC (included as Exhibit 10.2 to our Annual Report on Form 10-K filed March 30, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chef Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.