Form 10-K/A
period 2011-12-31
Landmark Apartment Trust of America, Inc.
filed 2012-08-14
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-52612

LANDMARK APARTMENT TRUST OF AMERICA, INC.

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 7, 2012, there were 20,320,534 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 annual stockholders meeting are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FORM 10-K/A CONTENTS

EXPLANATORY NOTE

Landmark Apartment Trust of America, Inc. (f/k/a Apartment Trust of America, Inc.) (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Filing”) solely to correct a typographical error with regard to the date of the Independent Auditor’s Report issued by Deloitte & Touche, LLP and included on page 76 of the Original Filing. In the Original Filing, the correct date, March 25, 2011, was inadvertently changed to March 30, 2012 during the filing process.

This Amendment also revises Item 15 of the Original Filing to include an updated exhibit list and, as required under Rule 12b-15, includes certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not in any other way amend or restate the Independent Auditor’s Report issued by Deloitte & Touche, LLP or the Company’s previously reported financial statements, or make any other changes to the Original Filing and should be read in conjunction with the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that have occurred after the filing date of the Original Filing.

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

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

March 25, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of August, 2012.

Landmark Apartment Trust of America, Inc.

By:	/s/ B. MECHELLE LAFON
B. Mechelle Lafon
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, L.P. to Apartment Trust of America Holdings, LP. On August 2, 2012, we amended our charter to change our corporate name from Apartment Trust of America, Inc. to Landmark Apartment Trust of America, Inc., and we changed the name of our operating partnership from Apartment Trust of America Holdings, LP to Landmark Apartment Trust of America Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed November 9, 2006, and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007, and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2010, and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated July 19, 2006 (included as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.6	Amendment to Amended and Restated Bylaws of NNN Apartment REIT, Inc. dated December 6, 2006 (included as Exhibit 3.6 to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (File No. 333-130945) filed January 31, 2007, and incorporated herein by reference)

3.7	Second Amendment to Amended and Restated Bylaws of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference)

3.8	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. dated July 19, 2006 (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed November 9, 2006, and incorporated herein by reference)

3.9	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2010, and incorporated herein by reference)

3.10	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed July 20, 2009, and incorporated herein by reference)

4.2	Amended and Restated Share Repurchase Plan (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed April 28, 2010, and incorporated herein by reference)

4.3	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2011, and incorporated herein by reference)

4.4	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.5	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

10.1	First Amended and Restated Advisory Agreement, dated November 4, 2011, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2011, and incorporated herein by reference)

10.2	Advisory Agreement, effective as of February 25, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, and ROC REIT Advisors, LLC (included as Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference)

10.5	Fixed+1 Multifamily Note by G & E Apartment REIT Arboleda, LLC in favor of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 4, 2008, and incorporated herein by reference)

10.6	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing by G & E Apartment REIT Arboleda, LLC for the benefit of PNC ARCS, LLC, dated March 31, 2008 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 4, 2008 and incorporated herein by reference)

10.7	Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 12, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.8	First Amendment to Purchase and Sale Agreement by and between Atlanta Creekside Gardens Associates, LLC and Grubb & Ellis Realty Investors, LLC, dated June 18, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.9	Purchase and Sale Agreement by and between AMLI at Peachtree City-Phase I, LLC, AMLI at Peachtree City-Phase II, LLC and Grubb and Ellis Realty Investors, LLC, dated June 23, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 2, 2008 and incorporated herein by reference)

10.10	Amended and Restated Consolidated Unsecured Promissory Note by Grubb & Ellis Apartment REIT Holdings, LP in favor of NNN Realty Advisors, Inc., dated August 11, 2010 (included a Exhibit 10.1 to our Current Report on Form 8-K filed August 17, 2010, and incorporated herein by reference)

10.11	Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated July 10, 2008 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.12	First Amendment to Real Estate Purchase and Sale Agreement by and between Apartments at Canyon Ridge, LLC and Grubb & Ellis Realty Investors, LLC, dated August 15, 2008 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.13	Multifamily Note by G & E Apartment REIT Canyon Ridge, LLC to the order of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.14	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by G & E Apartment REIT Canyon Ridge, LLC for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.15	Guaranty by G & E Apartment REIT, Inc. for the benefit of Capmark Bank, dated September 15, 2008 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference)

10.16	Consolidated Promissory Note between Grubb & Ellis Apartment REIT Holdings, L.P. and NNN Realty Advisors, Inc., dated November 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2009 and incorporated herein by reference)

10.17	Asset Purchase Agreement, dated August 27, 2010, by and among MR Property Management, LLC, Mission Residential Management, LLC, MR Holdings, LLC, Forward Capital, LLC and Christopher C. Finlay (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)

10.18	Purchase and Sale Agreement by and between Mission Rock Ridge, LP and Grubb & Ellis Apartment REIT Holdings, L.P. (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 31, 2010, and incorporated herein by reference)

10.19	Contract of Sale, dated January 22, 2010, by and between Duncanville Villages Multifamily, LTD and Grubb & Ellis Apartment REIT Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2010, and incorporated herein by reference)

10.20	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2010, and incorporated herein by reference)

21.1	Subsidiaries of Apartment Trust of America, Inc. (included as Exhibit 21.1 to our Annual Report on Form 10-K filed on March 30, 2012, and incorporated herein by reference)

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Previously furnished with our Annual Report on Form 10-K filed on March 30, 2012.