Form 10-Q
period 2012-06-30
Landmark Apartment Trust of America, Inc.
filed 2012-08-14
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Apartment Trust of America, Inc.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(In thousands, except for share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$333,049	$338,846
Cash and cash equivalents	1,313	1,091
Accounts receivable	1,240	1,210
Restricted cash	5,159	6,745
Goodwill	3,751	3,751
Identified intangible assets, net	3,320	3,595
Other assets, net	2,193	1,457

Total assets	$350,025	$356,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$242,948	$243,332
Unsecured note payable	7,750	7,750
Accounts payable and accrued liabilities	11,045	9,954
Accounts payable due to affiliates	15	15
Security deposits, prepaid rent and other liabilities	2,257	2,521

Total liabilities	264,015	263,572
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 20,051,407 and 19,935,953 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	200	199
Additional paid-in capital	178,613	177,516
Accumulated deficit	(92,803)	(84,592)

Total stockholders’ equity	86,010	93,123

Total liabilities and equity	$350,025	$356,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$11,850	$9,761	$23,559	$19,274
Other property revenues	1,633	1,257	3,105	2,321
Management fee income	728	728	1,434	1,542
Reimbursed income	2,534	2,945	5,176	5,860

Total revenues	16,745	14,691	33,274	28,997
Expenses:
Rental expenses	5,736	4,699	11,466	9,284
Property lease expense	1,054	50	2,129	50
Reimbursed expense	2,534	2,945	5,176	5,860
General and administrative expense	2,596	2,253	5,297	4,400
Acquisition-related expenses	1,080	554	1,609	772
Loss from unconsolidated joint venture	—	46	—	59
Depreciation, amortization and impairment loss	3,327	3,729	6,646	7,158

Total expenses	16,327	14,276	32,323	27,583

Income from operations	418	415	951	1,414
Other (expense) income:
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to unsecured note payables	(87)	(87)	(174)	(173)
Interest expense related to mortgage loan payables	(2,997)	(3,102)	(5,993)	(6,090)
Interest income	—	—	—	1

Net loss	$(2,666)	$(2,774)	$(5,216)	$(4,848)

Net loss per common share — basic and diluted	$(0.13)	$(0.14)	$(0.26)	$(0.25)

Weighted average number of common shares outstanding — basic and diluted	20,030,624	19,784,133	20,002,546	19,737,913

Distributions declared per common share	$0.08	$0.07	$0.15	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2012

(In thousands, except for share data)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Preferred Stock	Accumulated Deficit	Total Equity
BALANCE — December 31, 2011	19,935,953	$199	$177,516	$—	$(84,592)	$93,123
Offering costs	—	—	(6)	—	—	(6)
Issuance of common stock to our Advisor	10,494	—	95	—	—	95
Issuance of common stock under the DRIP	104,960	1	996	—	—	997
Amortization of deferred compensation	—	—	12	—	—	12
Distributions declared	—	—	—	—	(2,995)	(2,995)
Net loss	—	—	—	—	(5,216)	(5,216)

BALANCE — June 30, 2012	20,051,407	$200	$178,613	$—	$(92,803)	$86,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,216)	$(4,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment loss (including deferred financing costs and debt discount)	6,846	7,456
Stock based compensation, net of forfeitures	12	17
Stock issuance to Advisor	95	47
Bad debt expense	138	128
Loss from unconsolidated joint venture	—	59
Changes in operating assets and liabilities:
Accounts receivable	(169)	120
Restricted cash — property tax and insurance reserves	1,647	868
Other assets, net	(864)	(358)
Other assets with affiliates, net	—	(14)
Accounts payable and accrued liabilities	790	(1,236)
Accounts payable due to affiliates	—	(98)
Security deposits, prepaid rent and other liabilities	44	112

Net cash provided by operating activities	3,323	2,253

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of consolidated joint venture, net	—	(129)
Contributions to unconsolidated joint venture	—	(568)
Cash received from property management termination fees	173	117
Capital expenditures	(747)	(614)
Change in restricted cash — capital replacement reserves	(61)	(161)

Net cash used in investing activities	(635)	(1,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payables	(452)	(435)
Payment of deferred financing costs	(4)	—
Payment of offering costs	(6)	(49)
Distributions	(2,004)	(2,753)

Net cash used in financing activities	2,466	(3,237)

NET CHANGE IN CASH AND CASH EQUIVALENTS	222	(2,339)
CASH AND CASH EQUIVALENTS — Beginning of period	1,091	3,274

CASH AND CASH EQUIVALENTS — End of period	$1,313	$935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,891	$6,111
Income taxes	$61	$94
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$660	$13
Financing Activities:
Issuance of common stock under the DRIP	$997	$1,652
Distributions declared but not paid	$501	$440

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

The use of the words “the Company,” “the ATA Parties,” “we,” “us,” “our company” or “our” refers to Landmark Apartment Trust of America, Inc. (f/k/a Apartment Trust of America, Inc.) and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP (f/k/a Apartment Trust of America Holdings, LP), except where the context otherwise requires.

1. Organization and Description of Business

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005 and initially capitalized on January 10, 2006. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Advisor. Our Advisor is affiliated with us in that it is owned by our executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies. The advisory agreement with our Advisor was terminated prior to its expiration in connection with a recapitalization transaction entered into on August 3, 2012, and described in Note 12, Subsequent Events. Pursuant to the terms of the advisory agreement, our Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into leases and service contracts with respect to our investments. During its tenure, our Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of our recapitalization transaction, we became self-managed effective August 3, 2012.

As of June 30, 2012, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377.8 million. As of June 30, 2012, we also indirectly owned a 100% interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, and each of its subsidiaries, and managed the four properties with an aggregate of 1,066 units leased by such subsidiaries. We also were the third-party manager for another 33 properties. Our properties are managed by ATA Property Management, LLC, or ATA Property Management, which is a wholly-owned taxable REIT subsidiary of our operating partnership.

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the 2011 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

During the quarter ended June 30, 2012, we identified an immaterial classification error related to the prior period presentation of the condensed consolidated statements of cash flows. We determined that in this quarterly report on Form 10-Q and future periodic reports we will correct this classification error. For the quarter ended June 30, 2011, this adjustment resulted in an increase in restricted cash for property taxes and insurance reserves within cash from operating activities of $868,000, which had previously been included in cash flow used in investing activities. The reclassification adjustment increased cash flows from operating activities and decreased cash used in investing activities by an equal and offsetting amount. As a result, this classification did not change cash and cash equivalents, income from operations, net income, or the balance sheet for the period affected.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation due to the acquisition of NNN/MR Holdings and the breakout of reimbursed revenues and reimbursed expenses in the condensed consolidated statement of operations.

3. Real Estate Investments

Our investments in our consolidated properties consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land	$45,747	$45,747
Land improvements	24,266	24,266
Building and improvements	306,721	305,989
Furniture, fixtures and equipment	12,294	12,279

	389,028	388,281
Less: accumulated depreciation	(55,979)	(49,435)

	$333,049	$338,846

Depreciation expense for each of the three months ended June 30, 2012 and 2011 was $3.3 million, and for the six months ended June 30, 2012 and 2011 was $6.5 million and $6.6 million, respectively.

There were no acquisitions of real estate investments during the six months ended June 30, 2012 and 2011.

4. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Disposition fee rights	$1,580	$1,580

Tenant relationships, net of accumulated amortization of $412 and $385 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 222 months and 227 months as of June 30, 2012 and December 31, 2011, respectively)	1,430	1,532

Tenant relationships — expected termination fees	310	483

	$3,320	$3,595

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2012 and 2011 was $46,000 and $79,000, respectively, and for the six months ended June 30, 2012 and 2011 was $102,000 and $243,000 respectively.

5. Other Assets, Net

Other assets, net consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Deferred financing costs, net of accumulated amortization of $1,183 and $1,051 as of June 30, 2012 and December 31, 2011, respectively	$989	$1,116

Prepaid expenses and deposits	1,204	341

	$2,193	$1,457

Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2012 and 2011 was $66,000 and $165,000, respectively, and for the six months ended June 30, 2012 and 2011 was $132,000 and $230,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.

6. Mortgage Loan Payables, Net and Unsecured Note Payable

Mortgage Loan Payables, Net

Mortgage loan payables were $243.3 million ($242.9 million, net of discount) and $243.7 million ($243.3 million, net of discount) as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had 12 fixed rate and three variable rate mortgage loans with effective interest rates ranging from 2.45% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum.

We are required by the terms of certain loan documents to meet certain financial reporting requirements. As of June 30, 2012 and December 31, 2011, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums. Eleven of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments and the Bella Ruscello Property have monthly principal and interest payments.

Mortgage loan payables, net consisted of the following as of June 30, 2012 and December 31, 2011 (dollars in thousands):

			Principal Outstanding as of
Property	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218	$19,218
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000	20,000
Residences at Braemar	5.72%	06/01/15	8,918	9,011
Park at Northgate	5.94%	08/01/17	10,295	10,295
Baypoint Resort	5.94%	08/01/17	21,612	21,612
Towne Crossing Apartments	5.04%	11/01/14	14,088	14,234
Villas of El Dorado	5.68%	12/01/16	13,600	13,600
The Heights at Olde Towne	5.79%	01/01/18	10,475	10,475
The Myrtles at Olde Towne	5.79%	01/01/18	20,100	20,100
Arboleda Apartments	5.36%	04/01/15	17,138	17,261
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	12,927	13,017
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900	13,900

			182,271	182,723
Variable Rate Debt:
Creekside Crossing	2.45%*	07/01/15	17,000	17,000
Kedron Village	2.47%*	07/01/15	20,000	20,000
Canyon Ridge Apartments	2.50%*	10/01/15	24,000	24,000

			61,000	61,000

Total fixed and variable rate debt			243,271	243,723
Less: discount			(323)	(391)

Mortgage loan payables, net			$242,948	$243,332

*	Represents the per annum interest rate in effect as of June 30, 2012. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.5% to 6.75% per annum.

Unsecured Note Payable

As of each of June 30, 2012 and December 31, 2011, the outstanding principal amount under the unsecured note payable to G & E Apartment Lender, LLC, an unaffiliated party, or the Amended Consolidated Promissory Note, was $7.8 million, bore interest at a fixed rate, and required monthly interest-only payments for the term of the note. The Amended Consolidated Promissory Note originally had a maturity date of July 17, 2012 and a fixed interest rate of 4.50% per annum (and a default interest rate of 6.50% per annum). On March 21, 2012, we and G & E Apartment Lender, LLC entered into an amendment to the Amended Consolidated Promissory Note, which granted us the right to purchase one option to extend the original maturity date of the Amended Consolidated Promissory Note, or the Extension Option. On April 20, 2012, we purchased the Extension Option for a purchase price of $77,500, which gave us the option to extend the maturity date of the Amended Consolidated Promissory Note for a period of six months. On May 16, 2012, we exercised the Extension Option for additional consideration of $77,500. The Extension Option extended the maturity date of the Amended Consolidated Promissory Note from July 17, 2012 to January 17, 2013, and fixed the interest rate at 14.0% per annum beginning July 17, 2012 with a default interest rate of 16.0% per annum.

On August 3, 2012, we repaid the Amended Consolidated Promissory Note with proceeds from our recapitalization transaction, as described more fully in Note 12, Subsequent Events.

7. Commitments and Contingencies

Litigation

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets and certain liabilities of Mission Residential Management, and eight additional apartment communities, or DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as trustee, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the operating partnership and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors that hold interest in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortiously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions would be closed during the 90-day period following the date of such Consent Order. On December 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

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

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On May 9, 2011, all defendants in the Cook County Action filed a motion to dismiss the action. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax Action and the Fairfax II Action. On July 26, 2012, the court in the Cook County Action scheduled a hearing on the defendants’ motion to dismiss for September 27, 2012.

On October 5, 2011, the parties to the Fairfax Action and the Fairfax II Action entered into a settlement agreement that was subject to various conditions, which were not satisfied. The Fairfax Action and the Fairfax II Action went to trial beginning on April 9, 2012, and on June 27, 2012 the court ruled in our favor on all claims asserted against us. Accordingly, we have no liability as a result of these lawsuits. On July 25, 2012, the plaintiffs in the Fairfax II Action filed a notice of appeal of the judgment of the court in that action. We believe the appeal is without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe a material loss is probable or estimable at this time.

Our general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2012 reflect professional fees of $834,000 and $1.8 million, respectively, related to the litigation described above. In total, we have incurred $3.1 million in fees related to the litigation described above. We intend to make a claim for indemnification of such expenses and for any additional expenses or losses we may have relating to the litigation, however if we are not successful in our claim, we may not be able to recover any such expenses or the expenses of pursuing indemnification.

8. Related Party Transactions

The below transactions cannot be construed to be at arm’s length and the results of our operations may be different than if conducted with non-related parties.

Effective as of February 25, 2012, we entered into an advisory agreement among us, our operating partnership and our Advisor. Our Advisor is affiliated with us in that all of its interests are owned by our executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies. The advisory agreement was terminated prior to its expiration in connection with our recapitalization transaction, which was entered into on August 3, 2012.

Pursuant to the terms of the advisory agreement, our Advisor was entitled to receive certain fees for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, we paid our Advisor an acquisition fee not exceeding (A) 1.0% of the contract purchase price of properties, or (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities cannot exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority of our directors not interested in such transaction, including a majority of our independent directors. Furthermore, pursuant to the advisory agreement, in connection with a sale of a property in which our Advisor or its affiliates provided a substantial amount of services, we were required to pay our Advisor or its affiliates a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission. However, the total real estate commissions we pay to all persons with respect to the sale of such property may not exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. For the three and six months ended June 30, 2012 and 2011, we did not pay any such fees.

As compensation for services rendered in connection with the management of our assets, we paid a monthly asset management fee to our Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter; the asset management fee was payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the three months ended June 30, 2012 and 2011, we incurred $284,000, and for the six months ended June 30, 2012 and 2011, we incurred $567,000 and $378,000, respectively, in asset management fees to our Advisor, which is included in general and administrative expense in our accompanying condensed consolidated statements of operations. Included in asset management fees to our Advisor are 5,247 shares of common stock valued at $9.00 per share that were issued to our Advisor for its services for the three months ended June 30, 2012 and 2011, and 10,494 shares of common stock and 5,247 shares of common stock valued at $9.00 per share that were issued to our Advisor for its services for the six months ended June 30, 2012 and 2011, respectively.

Pursuant to the advisory agreement, upon the listing of our shares of common stock on a national securities exchange, the Advisor would be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the shares of our common stock plus distributions paid by us prior to the listing exceeded (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Upon the sale of a real estate asset, we would pay the Advisor a subordinated performance fee equal to 15.0% of the net proceeds from such sale remaining after our stockholders have received distributions such that the owners of all outstanding shares have received distributions in an aggregate amount equal to the sum of, as of such point in time (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital and (ii) our invested capital. Pursuant to the terms of the advisory agreement, upon termination of the advisory agreement, unless we terminated the advisory agreement because of a material breach by our Advisor, or unless such termination occurred upon a change of control, as defined in the advisory agreement, our Advisor would be entitled to receive a subordinated performance fee equal to 15.0% of the amount by which the appraised value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeded (i) a cumulative, non-compounded return equal to 8.0% per annum on our invested capital plus (ii) our invested capital. Notwithstanding the foregoing, if termination of the advisory agreement occurred upon a change of control, our Advisor would be entitled to payment of a subordinated performance fee equal to 15.0% of the amount by which the value of our real estate assets and real estate-related securities on the date of termination of the advisory agreement as determined in good faith by the board of directors, including a majority of the independent directors, less the amount of all indebtedness secured by our real estate assets and real estate-related securities, plus the total distributions paid to our stockholders, exceeds (i) a cumulative, non-compounded return equal to 8.0% per annum on the our invested capital plus (ii) our invested capital. In addition, in the event of the origination or refinancing of any debt financing by us, including the assumption of existing debt, that is used to acquire real estate assets or originate or acquire real estate-related securities or is assumed in connection with the acquisition of real estate assets or the origination or acquisition of real estate-related securities, and if our Advisor provides a substantial amount of services in connection therewith, we would pay our Advisor a financing coordination fee equal to 1.0% of the amount available to us and/or outstanding under such debt financing; provided, however, that we would not pay our Advisor a financing coordination fee in connection with any indebtedness assumed in connection with the acquisition of a real estate asset or real estate-related securities if our Advisor has been paid an acquisition fee in respect of such indebtedness because such indebtedness is included in the contract purchase price of the real estate asset or real estate-related securities, or otherwise, and provided further that we would not pay our Advisor a financing coordination fee in connection with the refinancing of any loan secured by any particular real estate asset or real estate-related security that was previously subject to a refinancing in which the Advisor received a financing coordinate fee. For the three and six months ended June 30, 2012 and 2011, we did not incur or pay any such fees.

In addition to the compensation paid to our Advisor pursuant to the advisory agreement, we paid directly or reimbursed our Advisor for all the expenses our Advisor paid or incurred in connection with the services provided to us. However, we did not reimburse our Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determined such excess expenses are justified. For the 12 months ended June 30, 2012, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.4% and 67.1%, respectively, for the 12 months ended June 30, 2012. We calculate these limitations without taking into account operating expenses or net income associated with our subsidiaries that do not own real estate, and without taking such subsidiaries into account for purposes of comparing our operating expenses to average invested assets. If we had included our subsidiaries that do not own real estate assets in the calculations, our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.3% and 138.6%, respectively, for the 12 months ended June 30, 2012. We reimbursed our Advisor $79,000 and $72,000 in operating expenses for the three months ended June 30, 2012 and 2011, respectively, and $127,000 and $87,000 in operating expenses for the six months ended June 30, 2012 and 2011, respectively.

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, a joint venture owned by entities affiliated with Grubb & Ellis Company and our Advisor. In the event that a subordinated distribution was owed to our former advisor by virtue of its noncontrolling special limited partnership interest in us, pursuant to the advisory agreement, our Advisor agreed to assume any such payment obligations from us and make the payments to our former advisor from the proceeds of any subordinated fees paid to our Advisor pursuant to the Advisory Agreement. For each of the three and six months ended June 30, 2012 and 2011, we did not incur or pay any such fees.

Our Advisor was paid an acquisition fee in connection with the recapitalization transaction on August 3, 2012, but no subordinated performance fee, or any other fee, was paid to our Advisor. For a discussion of the termination of the advisory agreement and fee paid to our Advisor in connection with the recapitalization transaction, see Note 12, Subsequent Events.

9. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2012 and December 31, 2011, no shares of our preferred stock were issued and outstanding.

For a discussion of the preferred stock issued by us in connection with the recapitalization transaction, see Note 12, Subsequent Events.

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

On January 10, 2006, our former advisor purchased 22,223 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. From our inception through June 30, 2012, we had granted an aggregate of 21,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of our 2006 Incentive Award Plan, or our 2006 Plan, 2,800 of which had been forfeited through June 30, 2012. From our inception through June 30, 2012, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial offering, 2,992,777 shares of our common stock in connection with our follow-on offering and 1,846,207 shares of our common stock pursuant to the DRIP and the Amended and

Restated DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of June 30, 2012, we had issued an aggregate of 26,235 shares of our common stock to our Advisor, or our Advisor’s principals, as applicable, for services performed by our Advisor to us pursuant to the advisory agreement. As of June 30, 2012 and December 31, 2011, we had 20,051,407 and 19,935,953 shares, respectively, of our common stock issued and outstanding.

For a discussion of the common stock issued by us in connection with the recapitalization transaction, see Note 12, Subsequent Events.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2012 and 2011, there were 4,400 shares and 6,800 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Noncontrolling Interest

As of June 30, 2012 and December 31, 2011, we owned more than 99.99% of the general partnership interest in our operating partnership and Grubb & Ellis Apartment REIT Advisor, LLC, a joint venture owned by entities affiliated with Grubb & Ellis Company and our Advisor, owned less than 0.01% of the special limited partnership interest in our operating partnership. Upon the earlier to occur of (i) the date our company’s shares are listed on a national securities exchange or national market system or (ii) a liquidity event, we may redeem the special limited partnership interest for a redemption price equal to the amount of the incentive distribution that Grubb & Ellis Apartment REIT Advisor, LLC, as our former advisor, would have received upon property sales, as if our operating partnership immediately sold all of its properties for their fair market value.

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors adopted the Second Amended and Restated DRIP, or the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP, which allows participating stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions, offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. The purchase price for shares under the Amended and Restated DRIP was $9.50 per share until the board of directors disclosed a reasonable estimate of the value of the shares of our common stock. On or after the date on which our board of directors determined a reasonable estimate of the value of the shares of our common stock, the purchase price for shares was equal to the most recently disclosed estimated value of the shares of our common stock. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

On March 25, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. In addition, the registration statement has been declared effective or is exempt from registration in the various states in which shares will be sold under the Amended and Restated DRIP. For the three months ended June 30, 2012 and 2011, $491,000 and $873,000, respectively, in distributions were reinvested, and 51,699 and 91,859 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. For the six months ended June 30, 2012 and 2011, $997,000 and $1.7 million, respectively, in distributions were reinvested, and 104,960 and 173,828 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. As of June 30, 2012 and December 31, 2011, a total of $17.5 million and $16.5 million, respectively, in distributions were reinvested, and 1,846,207 and 1,741,247 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP.

As a result of the recapitalization transaction, our board of directors determined that the value of our shares of common stock was $8.15 per share as of August 3, 2012. Accordingly, beginning August 3, 2012, the price of our shares of common stock sold pursuant to the Amended and Restated DRIP is $8.15 per share. See Note 12, Subsequent Events.

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

On June 28, 2011, in connection with their re-election, we granted an aggregate of 4,000 shares of restricted common stock to our independent and non-affiliated directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period.

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2012 and 2011, we recognized compensation expense of $6,000 and $13,000, respectively, and for the six months ended June 30, 2012 and 2011, we recognized compensation expense of $12,000 and $18,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

As of June 30, 2012 and December 31, 2011, there was $42,000 and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of June 30, 2012, this expense is expected to be recognized over a remaining weighted average period of 2.37 years.

As of June 30, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $44,000 and $66,000, respectively, based upon a $10.00 per share purchase price. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2012 and December 31, 2011, and the changes for the six months ended June 30, 2012, is presented below:

	Number of Nonvested Shares of Our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	6,600	$10.00
Granted	—	—
Vested	(2,200)	10.00
Forfeited	—	—

Balance — June 30, 2012	4,400	$10.00

Expected to vest — June 30, 2012	4,400	$10.00

In connection with the resignation of one of our directors, Richard S. Johnson, which became effective on August 3, 2012 in connection with the recapitalization transaction, our board of directors approved the acceleration of Mr. Johnson’s nonvested shares of restricted stock. See Note 12, Subsequent Events.

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

We consider the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and accounts payable due to affiliates to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2012 and December 31, 2011, the fair value of the mortgage loan payables, a Level 2 fair value measurement was $261.1 million and $260.3 million, respectively, compared to the carrying value of $242.9 million and $243.3 million, respectively.

The fair value of the unsecured note payable is estimated using the present value of undiscounted cash flows. As of June 30, 2012 and December 31, 2011, the fair value was $7.8 million compared to a carrying value of $7.8 million. This fair value calculation is considered Level 2. On August 3, 2012, the unsecured note payable was paid in full.

11. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and restricted cash. Cash is generally invested in investment-grade, short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

As of June 30, 2012, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 53.7%, 10.3%, 10.0%, 7.0% and 2.7%, respectively, of our total rental income and other property revenues for the six months ended June 30, 2012. Our four leased properties accounted for 16.3% of our total rental income and other property revenues for the six months ended June 30, 2012. As of June 30, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 63.3%, 12.8%, 12.2%, 8.3% and 3.4%, respectively, of our total rental income and other property revenues for the six months ended June 30, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

12. Subsequent Events

Grants of Restricted Stock

On July 9, 2012, in connection with their re-election on June 26, 2012, we granted an aggregate of 4,000 shares of restricted common stock to our independent and non-affiliated directors under our 2006 Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period.

Recapitalization Transaction

On August 3, 2012, the Company and its operating partnership (together with the Company, the “ATA Parties”), entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which the ATA Parties have agreed to:

•

acquire a portfolio of 20 multifamily apartment communities (the “Contributed Properties”), containing an aggregate of 5,719 units, in exchange for aggregate consideration valued at approximately $435.9 million (subject to customary prorations), including approximately $176.1 million (subject to adjustment based on prorations and principal amortization)

in common units of limited partnership interest in the operating partnership (“Common Units”) valued at $8.15 per unit and approximately $8.0 million in cash, as well as the assumption by the ATA Parties of approximately $251.8 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012);

•

acquire a 360-unit multifamily apartment community known as Andros Isles Apartments (“Andros”), in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in Common Units valued at $8.15 per unit and approximately $6.0 million in cash, as well as the assumption by the ATA Parties of approximately $29.9 million of in-place mortgage indebtedness encumbering the property (based on the principal amount outstanding as of June 30, 2012) (additional consideration of up to $4.0 million is payable for the Andros property subject to an earn-out contingency based on net operating income hurdles over a four-year period);

•

issue and sell for cash to 2335887 Limited Partnership (the “OPTrust Cash Investor”), an affiliate of OPSEU Pension Trust (“OPTrust”), an aggregate of $40.0 million in shares of the Company’s 9.75% Series A Cumulative Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), a new series of the Company’s preferred stock, valued at $10.00 per share;

•

issue and sell for cash to DK Landmark, LLC (the “DeBartolo Cash Investor” and, together with the OPTrust Cash Investor, the “Cash Investors”), an affiliate of DeBartolo Development, LLC (“DeBartolo”), an aggregate of $10.0 million in shares of the Company’s 9.75% Series B Cumulative Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), a new series of the Company’s preferred stock having terms that are pari passu with and otherwise substantially similar to the terms of the Series A Preferred Stock, valued at $10.00 per share;

•

issue to the Cash Investors non-detachable warrants, which are stapled to the Series A Preferred Stock and Series B Preferred Stock issued and sold to the Cash Investors, which warrants entitle the Cash Investors to purchase up to an aggregate of $50.0 million in shares of the Company’s common stock at an exercise price per share equal to (i) $9.00 if the warrants are exercised in connection with a change of control or (ii) if the warrants are exercised during the 60-day period following the Company’s first underwritten public offering and, in conjunction with which the Company’s common stock is listed for trading on the New York Stock Exchange (an “IPO”), the greater of $9.00 or 80% of the public offering price of the Company’s common stock in the IPO;

•

issue and sell for cash to Elco Landmark Residential Holdings, LLC (“EL”), an aggregate of approximately $1.65 million in shares (the “Excess Expense Shares”) of the Company’s common stock, at a price of $8.15 per share, the cash proceeds of which were used by the Company to pay (or reimburse) transaction fees, costs and expenses;

•	terminate the advisory agreement between the Company and the Advisor;

•

enter into new employment agreements, at the initial closing, with Stanley J. Olander, the Company’s Chief Executive Officer, Gustav G. Remppies, the Company’s President, and B. Mechelle Lafon, the Company’s Chief Financial Officer, as well as Joseph G. Lubeck, the President and Chief Executive Officer of EL and Elco Landmark Residential Management LLC (“ELRM” and, together with EL, the “EL Companies”), as the new Executive Chairman of the Company; and

•

expand the size of the Company’s board of directors from five members to nine members and change the composition of the board by accepting the resignation of Richard S. Johnson, one of the Company’s current directors, and adding five new directors, including two representatives of EL (Joseph G. Lubeck and Michael Salkind), one representative of OPTrust (Robert A. S. Douglas), one representative of DeBartolo (Edward M. Kobel) and one new independent director designated by EL, OPTrust and DeBartolo (Ronald D. Gaither).

The preliminary purchase price allocation or pro-forma results for the recapitalization transaction are not available at the time of this filing, however, we will prepare and disclose such information after we receive the interim financial information of the 21 apartment communities that are contributed.

Set forth below are summary descriptions of each of the material agreements entered into by the ATA Parties with respect to the foregoing transactions.

Master Contribution and Recapitalization Agreement

On August 3, 2012, the ATA Parties entered into a Master Contribution and Recapitalization Agreement (the “Master Agreement”) with the EL Companies which sets forth all of the material terms and conditions relating to the transactions described above. Under the Master Agreement, an initial closing on the date of the Master Agreement occurred with respect to all of the transactions contemplated thereby, other than the contribution transactions relating to the Contributed Properties, which have closed in escrow pending receipt of the required lender consents. The Master Agreement provides that the closings with respect to the Contributed Properties that have closed in escrow will occur in stages as lender consents are received.

Contribution Agreements Relating to Acquisition of 20 Multifamily Properties

Concurrently with the execution of the Master Agreement on August 3, 2012, the operating partnership entered into Contribution Agreements with the owners of 100% of the interests in the entities that own, directly or indirectly, the Contributed Properties pursuant to which the operating partnership has agreed to acquire, and the owners have agreed to contribute and sell, 100% of the interests in the entities that own the Contributed Properties, in exchange for aggregate consideration valued at approximately $435.9 million (subject to customary prorations), including approximately $176.1 million (subject to adjustment based on prorations and principal amortization) in Common Units valued at $8.15 per unit and approximately $8.0 million in cash, as well as the assumption by the ATA Parties of approximately $251.8 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012).

Closing of the transactions contemplated by the Contribution Agreements is subject to the satisfaction of various customary closing conditions that are set forth in the Master Agreement and the Contribution Agreements, including approval of the transactions by the contributing parties and the receipt of lender consents. Pending satisfaction of the conditions to closing, the EL Companies are required to operate and maintain the Contributed Properties (other than the DB Contributed Properties), and the Company and the operating partnership are required to operate and maintain the Company’s properties, in the ordinary course of business and to refrain from taking certain actions, such as incurring additional indebtedness, making unbudgeted or unapproved capital improvements, entering into or amending material contracts, or taking any action that could adversely affect the value of the properties or the ability of the parties to complete the contribution transactions. There is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of some or all of the contribution transactions.

Contribution Agreement Relating to Acquisition of Andros Isles Apartments

Concurrently with the execution of the Master Agreement on August 3, 2012, the operating partnership entered into the Andros Contribution Agreement with the owners of 100% of the interests in the entity that owns Andros pursuant to which the operating partnership has agreed to acquire, and the owners have agreed to contribute and sell, 100% of the interests in the entity that owns Andros, in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in Common Units valued at $8.15 per unit and approximately $6.0 million in cash, as well as the assumption by the ATA Parties of approximately $29.9 million of inplace mortgage indebtedness encumbering the property (based on the principal amount outstanding as of June 30, 2012). In addition, the Andros Contribution Agreement provides for the payment of up to $4.0 million of additional consideration subject to an earn-out contingency based on net operating income hurdles over a four-year period.

Closing of the transactions contemplated by the Andros Contribution Agreement is subject to the satisfaction of various customary closing conditions that are set forth in the Andros Contribution Agreement, including approval of the transaction by the contributing parties and the receipt of lender consents. Pending satisfaction of the conditions to closing, the owners are required to operate and maintain Andros in the ordinary course of business and to refrain from taking certain actions, such as incurring additional indebtedness, making unbudgeted or unapproved capital improvements, entering into or amending material contracts, or taking any action that could adversely affect the value of the properties or the ability of the parties to complete the contribution transactions.

In the event all of the conditions to closing the transactions under the Andros Contribution Agreement have been satisfied or waived under the terms thereof, other than the operating partnership’s payment of the Andros Cash Payment Obligation, the Company will issue and sell, and EL will purchase, for cash, an aggregate of up to $6.0 million in shares of the Company’s common stock, at a price of $8.15 per share. These shares will be issued and sold by the Company only to the extent necessary for the operating partnership to fund any shortfall with respect to the Andros Cash Payment Obligation.

Alternatively, EL may purchase shares of a newly established series of the Company’s cumulative redeemable non-convertible preferred stock, at a price of $10.00 per share. If issued and sold, such series of preferred stock will be issued with non-detachable warrants to purchase shares of the Company’s common stock with warrant coverage equal to the aggregate purchase price of such shares and will have terms that are pari passu with and otherwise substantially similar to the Series A Preferred Stock and the Series B Preferred Stock.

There is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of the Andros contribution transaction.

In connection with the transactions contemplated by the Master Agreement, the Company is required to pay an acquisition fee to EL, which is an affiliate of Mr. Lubeck and Mr. Salkind, in the aggregate amount of $4.0 million in cash, $2.0 million of which was paid at the initial closing as contemplated by the Master Agreement, and the remainder will be paid upon the achievement of Full Contribution (as defined in the Master Agreement). In addition, the Company is required to issue an aggregate of 49,647 shares of common stock to Elco North America, an affiliate of EL, of which 22,040 shares were issued at the initial closing and 27,607 shares will be issued upon the acquisition of Andros.

Tax Protection Agreements

The Contributed Property transactions contemplated by the Master Agreement and the Contribution Agreements are intended to be treated, in whole or in part, for federal income tax purposes as tax-deferred contributions of the properties by the owners of the interests in these Contributed Properties to the operating partnership in exchange for OP Units. In connection with these transactions, the Company and the operating partnership will enter into tax protection agreements with most of the investors who are contributing their interests in exchange for OP Units at the closing of the acquisitions. As further described below, these tax protection agreements are intended to (1) protect the contributing investors against receiving a special allocation of taxable “built-in” gain upon a future disposition by the operating partnership of the Contributed Properties and (2) protect the contributing investors from recognizing taxable gain as a result of a reduction in the contributing investor’s share of partnership liabilities.

Under the Internal Revenue Code, taxable gain recognized upon a sale of an asset contributed to a partnership must be allocated to the contributing partner in a manner that takes into account the variation between the tax basis and the fair market value of the asset at the time of the contribution. These tax protection agreements are intended to protect the contributing investors against receiving the special allocation of taxable “built-in” gain described above upon a future disposition by the operating partnership of the Contributed Properties. Accordingly, the tax protection agreements will obligate the operating partnership to indemnify the contributors for whom “built-in” gain is triggered, but generally allow for the disposition of any Contributed Property in a transaction in which no gain is required to be recognized for federal income tax purposes (for example, a section 1031 exchange or a tax-free partnership merger or contribution). If “built-in” gain is triggered due to a disposition of any Contributed Property, then the operating partnership will indemnify the protected contributors for their tax liabilities attributable to the built-in gain that exists with respect to such Contributed Property as of the time of the closing date of the contribution transaction (and tax liabilities incurred as a result of the reimbursement payment). The required indemnification will decrease ratably over the course of each year of the seven-year term of the agreements. In the case of the tax protection agreement with Elco LR OPT II REIT LP (“Elco LR OPT Contributor”) and Elco LR OPT II LP (the “JV Entity”), (1) if the operating partnership fails to give at least six months written notice prior to triggering “built-in” gain, the required indemnification will be 100% of the tax liabilities attributable to the “built-in” gain (and tax liabilities incurred as a result of the reimbursement payment) as opposed to the ratably decreased payment described in the prior sentence, and (2) at any time during the term of the tax protection agreement, the JV Entity may put the ownership interests in the Elco LR OPT Contributor to the Company for consideration payable in shares of the Company’s common stock, as provided in the tax protection agreement. Additionally, the obligation to indemnify protected contributors will terminate on the seventh anniversary of the closing of the acquisition, but will terminate earlier with respect to an existing contributor on the date on which such existing contributor ceases to own, in the aggregate, 50% or more of the OP Units issued in respect of such contributor’s interest in the applicable property or upon a final determination by tax authorities that no part of the contribution transaction qualified as a tax-deferred contribution.

When there is a reduction in a partner’s share of partnership liabilities that exceeds the partner’s adjusted tax basis in the partnership, the partner will recognize taxable gain. Accordingly, the tax protection agreements will also require the operating partnership to maintain sufficient indebtedness such that each protected contributor does not recognize gain as a result of a reduction in the protected contributor’s share of partnership liabilities. The tax protection agreements also will require the operating partnership to notify each protected contributor if the operating partnership intends to modify, repay, retire, refinance, have collateral released or otherwise reduce (other than scheduled amortization) the amount of the liabilities with respect to a property in a manner that is reasonably anticipated to cause the protected contributor to recognize gain for federal income tax purposes. In addition, the tax protection agreements will require the operating partnership to cooperate with such protected contributor to arrange a special allocation of other operating partnership liabilities to the protected contributor in an amount sufficient to avoid causing such protected contributor to recognize gain as a result of the reduction in its share of the operating partnership’s liabilities in an amount necessary to prevent the protected contributor from recognizing gain as a result of reductions in the contributor’s share of partnership liabilities.

Management Support Services Agreement

In connection with the acquisition by the operating partnership of the Contributed Properties, ATA Property Management will assume responsibility for managing each Contributed Property upon closing of each Contributed Property. ATA Property Management entered into a Management Support Services Agreement with ELRM pursuant to which ELRM will provide ATA Property Management with certain operational support services with respect to each Contributed Property upon closing of each Contributed Property. ELRM will be entitled to receive a fee equal to 3% of the gross receipts at each Contributed Property under the Management Support Services Agreement. ATA Property Management can terminate the Management Support Services Agreement with respect to any property on 30 days’ notice without penalty.

Securities Purchase Agreement Relating to Cash Investment by Cash Investors

Concurrently with the execution and delivery of the Master Agreement, on August 3, 2012, the Company entered into a Securities Purchase Agreement with the Cash Investors, pursuant to which the Company issued and sold, and the OPTrust Cash Investor purchased, for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and the DeBartolo Cash Investor purchased, for cash 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. The Series A Preferred Stock and the Series B Preferred Stock each have a liquidation preference of $10.00 per share and entitle the holders to cumulative cash distributions at an annual rate of 9.75% of the $10.00 per share liquidation preference. For additional information regarding the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of the Series A Preferred Stock and the Series B Preferred Stock, see “— Nonconvertible Preferred Stock” below.

Pursuant to the Securities Purchase Agreement, the Company granted each of the Cash Investors a right of first offer to purchase its pro rata portion of any preferred equity securities that the Company may from time to time propose to issue and sell. The exercise of these rights by a Cash Investor is subject to a minimum investment equal to the lesser of $1,000,000 and the aggregate purchase price applicable to the Cash Investor’s pro rata portion of the new preferred equity securities. In connection with the issuance and sale by the Company and the purchase by a Cash Investor of new preferred equity securities pursuant to these rights, the Company will pay the Cash Investor a purchase fee equal to 1% of the aggregate purchase price paid by such Cash Investor. In general, the Cash Investors’ preemptive rights to purchase new preferred equity securities will terminate upon the redemption of all shares of the Series A Preferred Stock and shares of Series B Preferred Stock, respectively. However, the preemptive rights may terminate earlier under certain circumstances, including in the event the respective Cash Investor, together with its affiliates, ceases to hold any shares of the Company’s preferred stock.

The closing of the issuance and sale of the Series A Preferred Stock and the Series B Preferred Stock took place on August 3, 2012 simultaneously with the execution and delivery of the Securities Purchase Agreement and the execution and delivery of and initial closing under the Master Agreement. The cash proceeds from the sale of the Series A Preferred Stock and the Series B Preferred Stock have been or will be used by the Company to repay debt, finance the acquisition of certain Contributed Properties, fund additional property acquisitions and pay transaction costs.

Nonconvertible Preferred Stock

The Series A Preferred Stock and the Series B Preferred Stock rank senior to the Company’s common stock with respect to distribution rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition to other preferential rights, each holder of Series A Preferred Stock and Series B Preferred Stock is entitled to receive a liquidation preference, which is equal to $10.00 per share of Series A Preferred Stock or Series B Preferred Stock, as the case may be, plus the sum of 1% of the liquidation preference and any accrued and unpaid distributions thereon (the “Redemption Amount”) before the holders of the Company’s common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company. Furthermore, the Company is restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on its common stock or redeeming or otherwise acquiring shares of its common stock, in either case, unless full cumulative distributions on the Series A Preferred Stock and Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distribution periods. The Series A Preferred Stock and Series B Preferred Stock must be redeemed by the Company for cash in an amount equal to the Redemption Amount on the second anniversary of the date such shares were first issued by the Company although the Company has certain rights to extend the redemption date. The holders of the Series A Preferred Stock and Series B Preferred Stock also have certain optional redemption rights, and the Company has certain rights to redeem all, but not less than all, of the Series A Preferred Stock and Series B Preferred Stock at any time.

Issuance of Warrants to Purchase Common Stock to Cash Investors

On August 3, 2012, the Company issued to the Cash Investors non-detachable warrants to purchase an aggregate of $50.0 million in shares of the Company’s common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant attached as an exhibit to the Securities Purchase Agreement); or (ii) the greater of $9.00 and 80.0% of the public offering price of the Company’s common stock in the IPO (as defined above) if the warrants are being exercised during the 60-day period following the IPO.

The warrants will become exercisable at any time and from time to time prior to the expiration of the warrants following the completion of the Company’s IPO and in connection with a change of control. In general, the warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015 and the date on which the stapled shares of preferred stock become mandatorily redeemable; (ii) the close of business on the date that is 60 days after the completion of the Company’s IPO (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant attached as an exhibit to the Securities Purchase Agreement); and (iv) the cancellation of the warrants by the Company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

Corporate Governance Agreement and Board of Directors

On August 3, 2012, the Company entered into a Corporate Governance Agreement with EL and each of the Cash Investors pursuant to which the Company has agreed to expand the size of the board of directors from five members to nine members, reconstitute the board of directors by accepting the resignation of Richard S. Johnson and appoint the following five directors, for an initial term expiring at the next annual meeting of stockholders, to fill the resulting vacancies:

•	Robert A. S. Douglas, the director initially designated by the OPTrust Cash Investor (the “OPTrust Director”);

•	Edward M. Kobel, the director initially designated by the DeBartolo Cash Investor (the “DeBartolo Director”);

•	Joseph G. Lubeck and Michael Salkind, the directors initially designated by EL (the “EL Directors”); and

•	Ronald D. Gaither, the director initially designated by the OPTrust Cash Investor, the DeBartolo Cash Investor and EL (the “Group Director”).

Stanley J. Olander, Jr., Andrea R. Biller, Glenn W. Bunting, Jr. and Robert A. Gary, IV, each of whom is currently serving as director, will continue to serve on the Board of Directors.

In connection with the Corporate Governance Agreement, the board of directors has established a compensation committee and a nominating and corporate governance committee and has taken all necessary actions to increase the number of directors on the board’s audit committee, compensation committee and nominating and corporate governance committee to up to five independent directors. The members of the audit committee are: Mr. Gary (Chairman), Mr. Bunting, Mr. Douglas, Mr. Kobel and Mr. Gaither. The members of the compensation committee are: Mr. Gary, Mr. Bunting, Mr. Douglas, Mr. Kobel and Mr. Gaither. The members of the nominating and corporate governance committee are: Ms. Biller, Mr. Bunting, Mr. Douglas, Mr. Kobel and Mr. Gaither.

Registration Rights

In connection with the transactions contemplated by the Master Agreement and the Securities Purchase Agreement, on August 3, 2012, the Company entered into a registration rights agreement for the benefit of the holders of the Common Units issuable pursuant to the Contribution Agreements and the Andros Contribution Agreement with respect to the shares of the Company’s common stock that will be issuable to them, as well as for the benefit of EL and its affiliates with respect to the Excess Expense Shares and any other shares of the Company’s common stock issued or issuable to them in connection with the transactions contemplated by the Master Agreement. On August 3, 2012, the Company also entered into a registration rights agreement for the benefit of the Cash Investors with respect to the shares of the Company’s common stock that will be issuable to them upon the exercise of the warrants issued to the Cash Investors. The two registration rights agreement contain terms that are substantially similar and provide for demand and piggyback registration rights.

Termination of Advisory Agreement

On August 3, 2012, in connection with the initial closing under the Master Agreement, the Company entered into an Advisory Termination Agreement with the Advisor and the owners of the Advisor, including Messrs. Olander and Remppies, pursuant to which the advisory agreement has been terminated. In connection with the recapitalization transaction, the Company has paid the Advisor a negotiated acquisition fee in cash in connection with the contribution of the Contributed Properties and the Andros property equal to $4.0 million.

Employment Agreements with Executive Officers

Effective as of August 3, 2012, the Company entered into new employment agreements with Stanley J. Olander, the Company’s Chief Executive Officer, Gustav G. Remppies, the Company’s President, and B. Mechelle Lafon, the Company’s Chief Financial Officer, as well as Joseph G. Lubeck, the President and Chief Executive Officer of the EL Companies. In connection with the transactions described in this footnote, Mr. Lubeck was appointed the Company’s Executive Chairman. These agreements will have an initial term expiring December 31, 2016. Each employment agreement will provide for automatic one-year extensions after the expiration of the initial term, unless either party provides the other with prior written notice of non-renewal (90 days in the case of non-renewal by the executive and 180 days in the case of non-renewal by the Company). The employment agreements for Messrs. Olander and Remppies and Ms. Lafon will require each executive to dedicate substantially all of his or her business time and efforts to the performance of his or her duties as our executive officers. The employment agreement for Mr. Lubeck permits Mr. Lubeck to continue in his role as the President and Chief Executive Officer of the EL Companies.

The employment agreements will provide for, among other things:

•

an annual base salary of $300,000 for Mr. Olander, $250,000 for Mr. Remppies, $125,000 for Ms. Lafon and $250,000 for Mr. Lubeck, subject to future increases from time to time at the discretion of the Company’s board of directors and the Compensation Committee of the board of directors;

•	eligibility for annual cash performance bonuses based on the satisfaction of performance goals to be established by the Compensation Committee of the board of directors;

•	participation in the Company’s equity incentive plans; and

•

participation in any group life, hospitalization or disability insurance plans, health programs, pension and profit sharing plans, relocation programs and similar benefits that may be available to our other senior executive officers.

Mr. Olander and Mr. Remppies will each have a target annual cash performance bonus equal to 100% of his annual base salary, subject to approval of any such bonus by the Compensation Committee in its discretion. Ms. Lafon will have a target annual cash performance bonus equal to a percentage of her annual base salary determined by the Compensation Committee in its discretion. Mr. Lubeck’s annual performance bonus and any target bonus will be determined by the compensation committee in its discretion.

Following the effective date of the employment agreements, the Company will grant Mr. Olander a total of 224,647 long-term incentive plan units (“LTIP Units”) (of which 197,040 units were issued to Mr. Olander on August 3, 2012), Mr. Remppies a total of 174,647 LTIP Units (of which 147,040 units were issued to Mr. Remppies on August 3, 2012) and Mr. Lubeck a total of 49,647 LTIP Units (of which 22,040 units were issued to Mr. Lubeck on August 3, 2012).

The initial annual equity compensation award target for each of Mr. Olander and Mr. Remppies will be an LTIP award under the 2012 Plan in an amount equal to 100% of the executive’s annual base salary, subject to the discretion of the Compensation Committee of the board of directors and any vesting or forfeiture restriction as the compensation committee shall determine.

The executives are entitled to receive customary benefits, as well as long-term disability coverage equal to 66 2/3% of the executive’s annual base salary and group life insurance coverage with a face amount equal to $1,000,000. The Company will pay the premiums on all primary or supplemental disability and supplemental life insurance policies provided for the benefit of our executive officers and their designated beneficiaries, and the value of these premiums will be treated as taxable income to the executive officer.

If the Company terminates the executive officer’s employment for “cause” (as defined in the employment agreements), the executive officer will be entitled to receive his or her annual base salary and other benefits that have been earned and accrued prior to the date of termination, any earned and accrued and bonus and reimbursement of expenses incurred prior to the date of termination. However, if the executive is terminated for “cause” based on (i) a felony or misdemeanor conviction that brings the executive into disrepute or is likely to cause material harm to the Company, (ii) a felony or misdemeanor indictment involving moral turpitude that is not discharged or otherwise resolved within 18 months or (iii) an act of fraud, theft, dishonesty or breach of fiduciary duty related to the Company, its business or the performance of the executive’s duties, then the executive will not be entitled to receive his or her earned and accrued bonus.

If the executive officer resigns without “good reason” (as defined in the employment agreements), the executive officer will be entitled to receive his annual base salary and other benefits that have been earned and accrued prior to the date of termination and reimbursement of expenses incurred prior to the date of termination.

If the Company terminates the executive officer’s employment without cause or the executive officer resigns for good reason, the executive officer will be entitled to certain severance benefits. The severance benefits include the following:

•

In each case, the executive officer will be entitled to receive his or her annual base salary and other benefits that have been earned and accrued prior to the date of termination, reimbursement of expenses incurred prior to the date of termination and any cash or equity bonus compensation that has been earned and accrued prior to the date of termination.

•

In the event the Company terminates the executive officer without cause or if the executive officer resigns for good reason, the executive officer will be entitled to receive a cash payment in an amount equal to one and one-half (1.5) times the sum of (i) the executive officer’s then-current annual base salary, plus the greater of (ii) the annual cash bonus compensation most recently earned (whether or not paid) and the average annual cash bonus compensation actually paid for the last three full fiscal years.

•

In each case, the Company will reimburse the COBRA premium under its major medical health and dental plan, and the executive officer and his dependents will be entitled to receive continuing coverage under health, dental, disability and life insurance benefit plans at the same cost as payable by our other executives for a period of 18 months after the executive officer’s termination. The Company will have no obligation to provide these continuing benefits if the executive officer becomes entitled to receive them from another employer.

•

In each case, all equity awards granted to the executive officer under the Company’s 2006 Incentive Award Plan (the “2006 Plan”), the 2012 Plan or any subsequent equity incentive plan approved by the Company’s board of directors will immediately vest, any forfeiture restrictions will immediately lapse and any target bonus performance criteria for the year in which such termination occurs will be treated as satisfied and, in the case of any options, will become vested and exercisable or, at the discretion of the board of directors, may be cashed out or cancelled.

Each employment agreement will provide that the executive officer or his estate will be entitled to certain benefits in the event of his death or disability. Specifically, each executive officer, or in the event of the executive officer’s death, his or her beneficiaries, will be entitled to receive:

•	the executive officer’s annual salary and other benefits that are earned and accrued under the employment agreement and the applicable benefit plans prior to the date of termination;

•	any cash or equity bonus compensation that has been earned and accrued prior to the date of termination;

•

immediate vesting of any unvested equity incentive awards, with any applicable performance criteria for the year in which such death or disability occurs being treated as satisfied, and any options will become vested and exercisable or, at the discretion of our board of directors, be cashed out or cancelled;

•

reimbursement for and/or continuing coverage under the Company’s benefit plans for a period of 18 months after the executive officer’s termination; and reimbursement for expenses incurred prior to the date of termination.

The employment agreements will provide that, if a “change in control” (as defined in the employment agreements) occurs, all equity awards granted to the executive officer under the 2006 Plan, the 2012 Plan and any subsequent equity incentive plans approved by the Company’s board of directors will immediately vest (and the performance criteria will be treated as satisfied) and, if applicable, become exercisable. In addition, the employment agreements provide that the Company will indemnify the executive officer for any “parachute payment” as defined in Section 280G of the Internal Revenue Code for any excise tax liability, which would include the Company’s payment of the excise tax liability as well as the income, excise tax and employment tax liability attributable to payment of the excise tax liability).

The employment agreements also contain standard confidentiality provisions that apply indefinitely, and non-competition and non-solicitation provisions that apply during the term of the employment agreement and for 18 months following the executive officer’s termination under certain circumstances.

Adoption of 2012 Other-Equity Based Award Plan

In connection with the transactions contemplated by the Master Agreement, the Company’s board of directors adopted the Company’s 2012 Other-Equity Based Award Plan (the “2012 Plan”). The 2012 Plan is intended to assist the Company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the Company and its affiliates and to associate their interests with those of the Company and its stockholders. The 2012 Plan is also intended to complement the purposes and objectives of the 2006 Plan through the grant of “other equity-based awards” under the 2012 Plan.

Administration of the 2012 Equity Incentive Plan. The 2012 Plan will be administered by the administrator of the Company’s 2006 Incentive Award Plan (the “2006 Plan”). This summary uses the term “administrator” to refer to the Company’s board of directors or the compensation committee of the board of directors, as applicable. The administrator will approve all terms of other equity-based awards under the 2012 Plan. The administrator will also approve who will receive other equity-based awards under the 2012 Plan and the number of shares of common stock subject to each other equity-based award

Eligibility. All employees of the Company or any subsidiary of the Company and any member of the board of directors is eligible to participate in the 2012 Plan. In addition, any other individual who provides significant services to the Company or a subsidiary of the Company (including an individual who provides services to the Company or a subsidiary of the Company by virtue of employment with, or providing services to, the operating partnership) is eligible to participate in this 2012 Plan if the administrator, in its sole discretion, determines that the participation of such individual is in the best interest of the Company.

Share Authorization. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2012 Plan, together with the number of shares issued under the 2006 Plan, is 2,000,000 shares of common stock. Other equity-based awards that are LTIP Units will reduce the maximum aggregate number of shares of common stock that may be issued under the 2012 Plan on a one-for-one basis (i.e., each such unit shall be treated as an award of common stock).

Reallocation of Shares. If any award or grant under the 2012 Plan (including LTIP Units) or the 2006 Plan expires, is forfeited or is terminated without having been exercised or is paid in cash without a requirement for the delivery of common stock, then any common stock covered by such lapsed, cancelled, expired, unexercised or cash-settled portion of such award or grant and any forfeited, lapsed, cancelled or expired LTIP Units shall be available for the grant of additional other equity-based awards and other wards under the 2006 Plan. Any common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any other equity-based award under the 2012 Plan will not reduce the number of shares of common stock available under the 2012 Plan or the 2006 Plan.

Other Equity-Based Awards; LTIP Units. The administrator may grant other equity-based awards under the 2012 Plan, including long-term incentive plan units. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, as determined by the administrator. The terms and conditions of other equity-based awards are determined by the administrator.

LTIP Units are a special class of partnership interest in the operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one share of common stock under the 2012 Plan, reducing the aggregate share authorization under the 2012 Plan and the 2006 Plan on a one-for-one basis. The Company will not receive a tax deduction for the value of any LTIP Units granted to participants. The vesting period and other forfeiture restrictions for any LTIP Units, if any, will be determined at the time of issuance. LTIP Units, whether or not vested, will receive the same periodic per unit distributions as the Common Units issued by the operating partnership, which distributions will generally equal per share distributions on shares of the Company’s common stock.

Initially, LTIP Units will not have full parity with the Common Units issued by the operating partnership with respect to liquidating distributions. Under the terms of the LTIP Units, the operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in the operating partnership’s valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of holders of Common Units. Upon equalization of the capital accounts of the holders of LTIP Units with the other holders of Common Units, the LTIP Units will achieve full parity with the Common Units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units may be converted into an equal number of Common Units at any time, and thereafter enjoy all the rights of Common Units, including redemption/exchange rights. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a holder of LTIP Units will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of the Company’s common stock.

Amendment; Duration. The board of directors may amend or terminate the 2012 Plan at any time; provided, however, that no amendment may adversely impair the rights of participants with respect to outstanding other equity-based awards, including holders of LTIP Units. In addition, an amendment will be contingent on approval of the Company’s stockholders if the amendment would materially increase the aggregate number of shares of common stock that may be issued under the 2012 Plan together with the number of shares that may be issued under the 2012 (except as provided in connection with certain adjustments related to changes in the Company’s capital structure). No other equity-based awards may be granted under the 2012 Plan after January 5, 2016, which is the day before the tenth anniversary of the date that the 2006 Plan was adopted by the board of directors. Other equity-based awards, including LTIP Units, granted before such date shall remain valid in accordance with their terms.

Adoption of Amendment to the 2006 Plan

In connection with the adoption of the 2012 Plan, the board of directors adopted an amendment to the 2006 Plan to facilitate other equity-based awards under the 2012 Plan and to specify that the maximum aggregate number of shares of common stock issuable pursuant to both plans is 2,000,000 shares.

Amendments to Agreement of Limited Partnership

In connection with the closing of the transactions contemplated by the Securities Purchase Agreement, on August 3, 2012, the Company, as the general partner of the operating partnership, executed an amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, pursuant to which, among other things, two series of preferred partnership units, the Series A Preferred Partnership Units and the Series B Preferred Partnership Units, were established that mirror the rights and preferences of the Series A Preferred Stock and the Series B Preferred Stock, the terms of which are described above. At the closing of the transactions contemplated by the Securities Purchase Agreement, the Company contributed the proceeds from the sale of the Series A Preferred Stock and the Series B Preferred Stock to the operating partnership in exchange for 4,000,000 Series A Partnership Preferred Units and 1,000,000 Series B Partnership Preferred Units. The amendment also established the terms of the LTIP Units, which are described above.

Amendments to Articles of Incorporation and Bylaws

On August 2, 2012, the Company filed Articles Supplementary with the Maryland State Department of Assessments and Taxation (the “SDAT”) classifying and designating 4,000,000 shares of the Company’s authorized but unissued shares of preferred stock as Series A Preferred Stock. The Series A Preferred Articles Supplementary became effective on August 2, 2012.

On August 2, 2012, the Company filed Articles Supplementary with the SDAT classifying and designating 1,000,000 shares of the Company’s authorized but unissued shares of preferred stock as Series B Preferred Stock. The Series B Preferred Articles Supplementary became effective on August 2, 2012.

On August 6, 2012, the Company filed the Fourth Articles of Amendment to the Company’s charter with the Maryland SDAT changing the name of the corporation to “Landmark Apartment Trust of America, Inc.” The Fourth Articles of Amendment became effective on August 6, 2012.

In connection with the transactions contemplated by the Master Agreement, the Company’s board of directors amended and restated the Company’s bylaws to increase the size of the board of directors from five to nine and incorporate certain other provisions from the Corporate Governance Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust of America, Inc. and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP, except where the context otherwise requires. Certain defined terms have the meanings ascribed to them in Part I of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2012 and December 31, 2011, together with our results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the effect of the recapitalization transaction on our business and prospects; our ability to close the acquisitions of the Contributed Properties and the Andros property; the availability of financing; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of sources of capital. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005 and initially capitalized on January 10, 2006. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Advisor. Our Advisor is affiliated with us in that it is owned by our executive officers, Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies. The advisory agreement with our Advisor was terminated prior to its expiration in connection with a recapitalization transaction entered into on August 3, 2012, and described in Note 12, Subsequent Events. Pursuant to the terms of the advisory agreement, our Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into leases and service contracts with respect to our investments. During its tenure, our Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of our recapitalization transaction, we became self-managed effective August 3, 2012.

As of June 30, 2012, we owned a total of 15 properties with an aggregate of 3,973 apartment units, comprised of nine properties located in Texas consisting of 2,573 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $377.8 million. As of June 30, 2012, we also managed the four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/ Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned indirect subsidiary. We also were the third-party manager for another 33 properties. Our properties are managed by ATA Property Management, LLC, or ATA Property Management, which is a wholly-owned taxable REIT subsidiary of our operating partnership.

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

Acquisitions

For information regarding our acquisitions, see Note 3, Real Estate Investment and Note 12, Subsequent Events, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those Risk Factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012 and the risk factors disclosed in this Quarterly Report on Form 10-Q.

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

Legal Proceedings

We have been involved in protracted legal proceedings that were decided in our favor on June 27, 2012. On July 25, 2012, the plaintiffs in the legal proceedings filed a notice of appeal of the judgment of the court in that action. We believe the appeal is without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe a material loss is probable or estimable at this time. See Note 7, Commitment and Contingencies — Litigation, to our accompanying condensed consolidated financial statements for more information regarding our legal proceedings.

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of apartment communities and our management company.

Except where otherwise noted, the change in our results of operations is primarily due to the consolidation of the operations of NNN/MR Holdings which we wholly owned as of June 17, 2011. Included in NNN/MR Holdings are four multi-family apartment properties that we lease through a master tenant arrangement. These four multi-family properties are managed by ATA Property Management but because we consolidate their operations, we no longer recognize management fee income. In addition, we had property owners terminate two property management contracts with ATA Property Management on January 25, 2012, which would result in a decrease in management fee income.

Revenues

For the three months ended June 30, 2012 and 2011, revenues were $16.7 million and $14.7 million, respectively. For the three months ended June 30, 2012, revenues were comprised of rental income of $11.9 million, other property revenues of $1.6 million, management fee income of $728,000, and reimbursed income of $2.5 million. For the three months ended June 30, 2011, revenues were comprised of rental income of $9.8 million, other property revenues of $1.3 million, management fee income of $728,000, and reimbursed income of $2.9 million. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

For the six months ended June 30, 2012 and 2011, revenues were $33.3 million and $29.0 million, respectively. For the six months ended June 30, 2012, revenues were comprised of rental income of $23.6 million, other property revenues of $3.1 million, management fee income of $1.4 million, and $5.2 million in reimbursed income. For the six months ended June 30, 2011, revenues were comprised of rental income of $19.3 million, other property revenues of $2.3 million, management fee income of $1.5 million, and $5.9 million in reimbursed income. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

The increase in revenues for the three and six months ended June 30, 2012 was primarily attributed to the operations of our four leased properties, which were only present for 14 days during the three and six months ended June 30, 2011. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations.

The aggregate occupancy for our properties was 94.9% as of June 30, 2012, as compared to 93.6% as of June 30, 2011. The aggregate occupancy of our four leased properties was 91.8% as of June 30, 2012, as compared to 90.8% as of June 30, 2011. As occupancy continues to stabilize throughout our properties, we have achieved revenue growth through increasing rental rates on existing and new residents. The average rental rate for our properties was $882 for the three months ended June 30, 2012, as compared to $852 for the three months ended June 30, 2011. The average rental rate for our four leased properties was $660 for the three months ended June 30, 2012, as compared to $638 for the three months ended June 30, 2011. The average rental rate for our properties was $878 for the six months ended June 30, 2012, as compared to $847 for the six months ended June 30, 2011. The average rental rate for our four leased properties was $657 for the six months ended June 30, 2012, as compared to $637 for the six months ended June 30, 2011. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term.

Rental Expenses

For the three months ended June 30, 2012 and 2011, rental expenses were $5.7 million and $4.7 million, respectively. For the six months ended June 30, 2012 and 2011, rental expenses were $11.5 million and $9.3 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administration	$1,759	$1,645	$3,673	$3,163
Real estate taxes	1,741	1,432	3,554	2,958
Utilities	1,021	817	2,033	1,629
Repairs and maintenance	803	645	1,455	1,122
Insurance	412	160	751	412

Total rental expenses	$5,736	$4,699	$11,466	$9,284

The increase in rental expenses of $1.0 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to a $725,000 increase in rental expenses related to the operations of the four leased properties which were only present for 14 days in the results for the three months ended June 30, 2011. After removing the effect of the leased joint venture operations, the remaining increase was attributed to a $158,000 increase in insurance expense due to increases in premiums and a $121,000 increase in real estate taxes due to higher property values.

The increase in rental expenses of $2.2 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily due to a $1.7 million increase in rental expenses related to the operations of the four leased properties which were only present for 14 days in the results for the six months ended June 30, 2011. After removing the effect of the leased joint venture operations, the remaining increase was attributed to a $146,000 increase in insurance expense due to increases in premiums and a $156,000 increase in real estate taxes due to higher property values.

For the three months ended June 30, 2012 and 2011, rental expenses as a percentage of rental income and other property revenues were 42.5% and 42.6%, respectively, and for the six months ended June 30, 2012 and 2011, rental expenses as a percentage of rental income and other property revenues were 43.0%.

Property Lease Expense

For the three months ended June 30, 2012 and 2011, property lease expense was $1.0 million and $50,000, respectively, and for the six months ended June 30, 2012 and 2011, property lease expense was $2.1 million and $50,000, respectively. Our property lease expense is due to our four leased multi-family apartment properties. As the master tenants of the four leased multi-family apartment properties, property lease expense is paid monthly to the master landlord.

Reimbursed Expense

For the three months ended June 30, 2012 and 2011, reimbursed expense was $2.5 million and $2.9 million, respectively, and for the six months ended June 30, 2012 and 2011, reimbursed expense was $5.2 million and $5.9 million, respectively. ATA Property Management served as a property manager for 33 and 35 additional multi-family apartment communities as of June 30, 2012 and 2011, respectively. These multi-family apartment communities are owned by unaffiliated third parties. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third parties and recorded as reimbursed income.

General and Administrative Expense

For the three months ended June 30, 2012 and 2011, general and administrative expense was $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2012 and 2011, general and administrative expense was $5.3 million and $4.4 million, respectively. General and administrative expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional and legal fees (a)	$1,134	$668	$2,283	$1,572
Salaries and benefits expense	644	738	1,280	1,394
Directors’ and officers’ insurance premiums	64	52	128	104
Directors’ fees	74	36	133	76
Investor-related services	127	124	239	215
Office rent expense (b)	51	55	249	113
Asset management fee (c)	284	284	567	378
Other	218	296	418	548

Total general and administrative expense	$2,596	$2,253	$5,297	$4,400

The increase in general and administrative expense of $343,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, and the increase in general and administrative expense of $897,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 were due to the following:

(a) Professional and legal fees

For the three and six months ended June 30, 2012, professional and legal fees increased $466,000 and $711,000, respectively, as compared to the three and six months ended June 30, 2011. The increase in professional and legal fees was due to an increase in external legal fees related to the litigation of the proposed acquisitions of the DST properties.

(b) Office rent expense

For the three and six months ended June 30, 2012, we incurred office rent expense of $51,000 and $249,000, respectively, as compared to $55,000 and $113,000, respectively, for the three and six months ended June 30, 2011. The increase in office rent expense is due to the payment of a lease termination fee.

(c) Asset management fee

The increase of $189,000 in asset management fees for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is due to the advisory agreement being entered into on February 25, 2011. We expensed four months of asset management fees as of June 30, 2011, compared to a full six months of asset management fees expense as of June 30, 2012.

Acquisition-Related Expenses

For the three months ended June 30, 2012 and 2011, we incurred acquisition-related expenses of $1.1 million and $554,000, respectively. For the six months ended June 30, 2012 and 2011, we incurred acquisition-related expenses of $1.6 million and $772,000, respectively. For the three and six months ended June 30, 2012, we incurred acquisition-related expenses associated with the recapitalization transaction that closed on August 3, 2012. See Note 12, Subsequent Events. For the three and six months ended June 30, 2011, we incurred acquisition-related expenses associated with the termination of the proposed acquisitions of eight apartment communities owned by certain Delaware Statutory Trusts, or the DST Properties.

Depreciation, Amortization and Impairment Loss

For the three months ended June 30, 2012 and 2011, depreciation, amortization and impairment loss was $3.3 million and $3.7 million, respectively. For the three months ended June 30, 2012, depreciation, amortization and impairment loss was comprised of depreciation on our properties of $3.3 million, amortization of identified intangible assets of $46,000 and an impairment loss of $0. For the three months ended June 30, 2011, depreciation, amortization and impairment loss was comprised of depreciation on our properties of $3.3 million, amortization of identified intangible assets of $80,000 and an impairment loss of $354,000. The decrease in depreciation and amortization of $48,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, excluding the impairment loss, was primarily due to assets becoming fully depreciated and amortized as of June 30, 2012.

For the six months ended June 30, 2012 and 2011, depreciation, amortization and impairment loss was $6.6 million and $7.2 million, respectively. For the six months ended June 30, 2012, depreciation, amortization and impairment loss was comprised of depreciation on our properties of $6.5 million, amortization of identified intangible assets of $102,000 and an impairment loss of $0. For the six months ended June 30, 2011, depreciation, amortization and impairment loss was comprised of depreciation on our properties of $6.6 million, amortization of identified intangible assets of $243,000 and an impairment loss of $354,000. The decrease in depreciation and amortization of $158,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, excluding the impairment loss, was primarily due to assets becoming fully depreciated and amortized as of June 30, 2012.

For the three and six months ended June 30, 2011, the impairment loss was the result of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings on June 17, 2011. On December 31, 2010, we purchased an initial 50% ownership interest in NNN/MR Holdings and accounted for this transaction using the equity method of accounting until our purchase of the remaining 50% ownership interest. As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a loss on the purchase of the remaining 50% ownership interest.

Interest Expense

For the three months ended June 30, 2012 and 2011, interest expense was $3.1 million and $3.2 million, respectively. For the six months ended June 30, 2012 and 2011, interest expense was $6.2 million and $6.3 million, respectively. Interest expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense on mortgage loan payables	$2,898	$2,904	$5,794	$5,793
Amortization of deferred financing fees — mortgage loan payables	66	164	132	229
Amortization of debt discount	34	34	68	68
Interest expense on unsecured note payable	86	87	173	173

Total interest expense	$3,084	$3,189	$6,167	$6,263

Interest Income

For the three months ended June 30, 2012 and 2011, interest income was $0. For the six months ended June 30, 2012 and 2011, interest income was $0 and $1,000, respectively. For the six months ended June 30, 2011, interest income was primarily related to interest earned on our money market accounts. The change in interest income was due to no cash balances in money market accounts during 2012, as compared to 2011.

Liquidity and Capital Resources

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. Prior to the effects of the recapitalization transaction, we estimated that we will require approximately $6.2 million to pay interest on our outstanding mortgage indebtedness in the remaining six months of 2012, based on rates in effect as of June 30, 2012. In addition, we estimate that we will require $502,000 to pay principal on our outstanding mortgage indebtedness in the remaining six months of 2012.

On March 21, 2012, we and G & E Apartment Lender, LLC entered into an amendment to the unsecured note payable, or the Amended Consolidated Promissory Note, which granted us the right to purchase one option to extend the original maturity date of the Amended Consolidated Promissory Note, or the Extension Option. On April 20, 2012, we purchased the Extension Option for a purchase price of $77,500, which gave us the option to extend the maturity date of the Amended Consolidated Promissory Note for a period of six months. On May 16, 2012, we exercised the Extension Option for additional consideration of $77,500. The Extension Option extended the maturity date of the Amended Consolidated Promissory Note from July 17, 2012 to January 17, 2013, and fixed the interest rate at 14.0% per annum beginning July 17, 2012, with a default interest rate of 16.0% per annum. On August 3, 2012, we paid the Amended Consolidated Promissory Note in full.

We are required by the terms of the applicable mortgage loan documents to meet certain financial reporting requirements. As of June 30, 2012, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also are responsible for funding up to $363,000 in capital to the four master tenant subsidiaries of NNN/MR Holdings as of June 30, 2012.

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

In the event that we acquire a property, we will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

Prior to the effects of the recapitalization transaction, we estimated that our expenditures for capital improvements will require approximately $578,000 for the remaining six months of 2012. As of June 30, 2012, we had $590,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 were $3.3 million and $2.3 million, respectively. For the six months ended June 30, 2012, cash flows provided by operating activities primarily related to the operations of our 15 properties and to the $1.6 million increase in restricted cash for property tax and insurance reserves. For the six months ended June 30, 2011, cash flows provided by operating activities primarily related to the operations of our 15 properties, partially offset by a $1.2 million decrease in accounts payable and accrued liabilities due to the payment of 2010 real estate and business taxes. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows used in investing activities for the six months ended June 30, 2012 and 2011 were $635,000 and $1.4 million, respectively. For the six months ended June 30, 2012, cash flows used in investing activities related to capital expenditures of $747,000 and the change in restricted cash for capital replacement reserves of $61,000 offset by cash received from property management termination fees paid to our taxable REIT subsidiary of $173,000. For the six months ended June 30, 2011, cash flows used in investing activities related primarily to capital expenditures of $614,000 and contributions to the joint venture of $568,000. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase additional properties, in which case cash flows used in investing activities would likely increase.

Cash flows used in financing activities for the six months ended June 30, 2012 and 2011 were $2.5 million and $3.2 million, respectively. For the six months ended June 30, 2012, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $452,000 and distributions made to our stockholders in the amount of $2.0 million. For the six months ended June 30, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $435,000 and distributions made to our stockholders in the amount of $2.7 million. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

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

From March 2009 through February 2011, we paid distributions to our stockholders in amount equal to a 6.0% annualized rate, based upon a $10.00 per share purchase price. On February 24, 2011, our board of directors reduced the distribution rate to an amount equal to a 3.0% annualized rate, based upon a $10.00 per share purchase price, beginning on March 1, 2011. Until January 1, 2012, our board of directors authorized distributions based upon daily record dates and paid them monthly in arrears.

Our board of directors has authorized monthly distributions to our stockholders of record as of January 31, February 29, March 31, April 30, May 31, June 30, July 31, August 31 and September 30, 2012. Each such authorized distribution is equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3% based upon a purchase price of $10.00 per share and 3.68% based upon the $8.15 per share value established as a result of the recapitalization transaction. The January 31, February 29, March 31, April 30, May 31, June 30 and July 31 distributions were paid in February, March, April, May, June, July and August 2012, respectively, from legally available funds. The August 31 and September 30 distributions will be paid in September and October 2012 only from legally available funds.

For the six months ended June 30, 2012, we paid aggregate distributions of $3.0 million ($997,000 of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cash flows provided by operations of $3.2 million. For the six months ended June 30, 2011, we paid distributions of $4.4 million ($1.7 million of which was reinvested in shares of our common stock pursuant to our initial Distribution Reinvestment Purchase Plan, or the DRIP, and the Amended and Restated DRIP), as compared to cash flows provided by operations of $2.3 million. From our inception through June 30, 2012, we paid cumulative distributions of $42.7 million ($17.5 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows from operations of $17.0 million. The cumulative distributions paid in excess of our cash flows from operations were paid primarily from net proceeds from our offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of June 30, 2012, our aggregate borrowings were 66.5% of all of the combined fair market value of all of our real estate and real estate-related investments and such excess over 65.0% was due to the unsecured note payable we incurred to purchase Kedron Village and Canyon Ridge Apartments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of August 14, 2012 and June 30, 2012, our leverage did not exceed 300.0% of our net assets.

Inflation

Our leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

Mortgage Loan Payables, Net and Unsecured Note Payable

For a discussion of our mortgage loan payables, net and our unsecured note payable, see Note 6, Mortgage Loan Payables, Net, and Unsecured Note Payable, and Note 12, Subsequent Events, to our accompanying condensed consolidated financial statements.

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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition-related fees and expenses, organization and offering expenses, sales commissions, asset fees and reimbursement of operating costs. Refer to Note 8, Related Party Transactions and Note 12, Subsequent Events, for a detailed discussion of the various related party transactions and agreements.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 7, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of June 30, 2012, we had 15 mortgage loan payables outstanding in the aggregate principal amount of $243.3 million ($242.9 million, net of discount).

As of June 30, 2012, we had $7.8 million outstanding under the Amended Consolidated Promissory Note with G & E Apartment Lender, LLC. The Amended Consolidated Promissory Note has a principal amount outstanding of $7.8 million due to our pay down of the original principal balance. The Amended Consolidated Promissory Note originally had a maturity date of July 17, 2012, and a fixed interest rate of 4.50% per annum and a default interest rate of 6.50% per annum. On March 21, 2012, we and G & E Apartment Lender, LLC entered into an amendment to the Amended Consolidated Promissory Note, which grants us the right to purchase one option to extend the original maturity date of the Amended Consolidated Promissory Note. On April 20, 2012, we purchased the option to extend the maturity date of the Amended Consolidated Promissory Note which gave us the option to extend the maturity date of the note for a period of six months. On May 16, 2012, we exercised our option to extend the maturity date of the Amended Consolidated Promissory Note from July 17, 2012 to January 17, 2013, and fixed the interest rate at 14.0% per annum beginning July 17, 2012, with a default interest rate of 16.0% per annum.

On August 3, 2012, we repaid the Amended Consolidated Promissory Note with proceeds from our recapitalization transaction, as described more fully in Note 12, Subsequent Events.

We are required by the terms of the applicable loan documents to meet certain financial reporting requirements. As of June 30, 2012, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2012 (dollars in thousands):

	Payments Due by Period
	Less than 1 Year (2012)		1-3 Years (2013-2014)		4-5 Years (2015-2016)	More than 5 Years (After 2016)	Total
Principal payments — fixed rate debt	$502		$16,741	*	$40,018	$125,010	$182,271
Interest payments — fixed rate debt	5,044	*	19,563	*	15,437	7,022	47,066
Principal payments — variable rate debt	—		226		60,774	—	61,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2012)	1,153		3,058		1,036	—	5,247

Total	$6,699		$39,588		$117,265	$132,032	$295,584

*	This does not include the Amended Consolidated Promissory Note, which was paid off on August 3, 2012.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2012 and 2011 (in thousands except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,666)	$(2,774)	$(5,216)	$(4,848)
Add:
Depreciation and amortization	3,327	3,375	6,646	6,804

FFO	$661	$601	$1,430	$1,956

Add:
Acquisition-related expenses	1,080	554	1,609	772
Litigation expenses related to DST Properties	834	405	1,764	817
Impairment loss	—	354	—	354
Amortization of debt discount	34	34	68	68
Amortization of above market lease	(22)	(21)	(44)	(41)

MFFO	$2,587	$1,927	$4,827	$3,926

Weighted average common shares outstanding — basic and diluted	20,030,624	19,784,133	20,002,546	19,737,913

Net loss per common share	$(0.13)	$(0.14)	$(0.26)	$(0.25)

FFO per common share — basic and diluted	$0.03	$0.03	$0.07	$0.10

MFFO per common share — basic and diluted	$0.13	$0.10	$0.24	$0.20

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition-related expenses, depreciation, amortization and impairment loss, interest expense, loss from unconsolidated joint venture and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,666)	$(2,774)	$(5,216)	$(4,848)
Add:
General and administrative expense	2,596	2,253	5,297	4,400
Acquisition-related expenses	1,080	554	1,609	772
Depreciation, amortization and impairment loss	3,327	3,729	6,646	7,158
Interest expense	3,084	3,189	6,167	6,263
Loss from unconsolidated joint venture	—	46	—	59
Less:
Interest income	—	—	—	(1)

Net operating income	$7,421	$6,997	$14,503	$13,803

Material Related Party Arrangements

Effective as of February 25, 2012 and until August 3, 2012, we were a party to an advisory agreement among us, our operating partnership and our Advisor. See Note 8, Related Party Transactions, to the consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for a discussion of the terms of the advisory agreement and payments thereunder. On August 3, 2012, we entered into the recapitalization transaction. See Note 12, Subsequent Events, for a discussion of the material related party arrangements associated with such transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the information regarding market risk, or to the methods we use to manage market risk, previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

The table below presents, as of June 30, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options (in thousands).

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$502	$1,542	$15,199	$25,501	$14,518	$125,010	$182,272	$200,813
Weighted average interest rate on maturing debt	5.28%	5.28%	5.07%	5.48%	5.65%	5.50%	5.47%	—%
Variable rate debt — principal payments	$—	$32	$195	$60,773	$—	$—	$61,000	$60,313
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2012)	—%	2.50%	2.50%	2.47%	—%	—%	2.47%	—%

Mortgage loan payables were $243.3 million ($242.9 million, net of discount) as of June 30, 2012. As of June 30, 2012, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.45% to 5.94% per annum and a weighted average effective interest rate of 4.72% per annum. As of June 30, 2012, we had $182.3 million ($181.9 million, net of discount) of fixed rate debt, or 74.9% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61.0 million of variable rate debt, or 25.1% of mortgage loan payables, at a weighted average effective interest rate of 2.47% per annum.

As of June 30, 2012, we had $7.8 million outstanding under the Amended Consolidated Promissory Note with G & E Apartment Lender, LLC. The Amended Consolidated Promissory Note has a principal amount outstanding of $7.8 million due to our pay down of the original principal balance. The Amended Consolidated Promissory Note originally had a maturity date of July 17, 2012, and a fixed interest rate of 4.50% per annum and a default interest rate of 6.50% per annum. On March 21, 2012, we and G & E Apartment Lender, LLC entered into an amendment to the Amended Consolidated Promissory Note, which grants us the right to purchase one option to extend the original maturity date of the Amended Consolidated Promissory Note. On April 20, 2012, we purchased the option to extend the maturity date of the Amended Consolidated Promissory Note which gave us the option to extend the maturity date of the note for a period of six months. On May 16, 2012, we exercised our option to extend the maturity date of the Amended Consolidated Promissory Note from July 17, 2012 to January 17, 2013, and fixed the interest rate at 14.0% per annum beginning July 17, 2012, with a default interest rate of 16.0% per annum. On August 3, 2012, we repaid the Amended Consolidated Promissory Note with proceeds from our recapitalization transaction, as described more fully in Note 12, Subsequent Events.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of June 30, 2012, a 0.50% increase in London Interbank Offered Rate would have increased our overall annual interest expense by $305,000, or 2.47%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On August 27, 2010, we entered into definitive agreements to acquire the Mission Rock Ridge Property, substantially all of the assets and certain liabilities of Mission Residential Management, and eight additional apartment communities, or DST properties, owned by eight separate Delaware statutory trusts, or DSTs, for which an affiliate of MR Holdings serves as trustee, for total consideration valued at $157.8 million, including approximately $33.2 million of limited partnership interests in the operating partnership and the assumption of approximately $124.6 million of in-place mortgage indebtedness encumbering the properties. On November 9, 2010, seven of the 277 investors that hold interest in the DST properties filed a complaint in the United States District Court for the Eastern District of Virginia (Civil Action No. 3:10CV824(HEH)), or the Federal Action, against the trustee of each of these trusts and certain of the trustee’s affiliates, as well as against our operating partnership, seeking, among other things, to enjoin the closing of our proposed acquisition of the eight DST properties. The complaint alleged, among other things, that the trustee has breached its fiduciary duties to the beneficial owners of the trusts by entering into the eight purchase and sale agreements with our operating partnership. The complaint further alleged that our operating partnership aided and abetted the trustees’ alleged breaches of fiduciary duty and tortiously interfered with the contractual relations between the trusts and the trust beneficiaries. In a Consent Order dated November 10, 2010, entered in the Federal Action, the parties agreed that none of the eight transactions would be closed during the 90-day period following the date of such Consent Order. On December 20, 2010, the purported replacement trustee Internacional Realty, Inc., as well as investors in each of the 23 DSTs for which Mission Trust Services serves as trustee, filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 10 CH 53556), or the Cook County Action. The Cook County Action was filed against the same parties as the Federal Action, and included the same claims against us as in the Federal Action. On December 23, 2010, the plaintiffs in the Federal Action dismissed that action voluntarily. On January 28, 2011, Internacional Realty, Inc. filed a third-party complaint against us and other parties in the Circuit Court for Fairfax County, Virginia (Case No. 2010-17876), or the Fairfax Action. The Fairfax Action included the same claims against us as in the Federal Action and the Cook County Action. On March 5, 2011, the court dismissed the third-party complaint against us.

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

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On May 9, 2011, all defendants in the Cook County Action filed a motion to dismiss the action. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax Action and the Fairfax II Action. On July 26, 2012, the court in the Cook County Action scheduled a hearing on the defendants’ motion to dismiss for September 27, 2012.

On October 5, 2011, the parties to the Fairfax Action and the Fairfax II Action entered into a settlement agreement that was subject to various conditions, which were not satisfied. The Fairfax Action and the Fairfax II Action went to trial beginning on April 9, 2012, and on June 27, 2012 the court ruled in our favor on all claims asserted against us. Accordingly, we have no liability as a result of these lawsuits. On July 25, 2012, the plaintiffs in the Fairfax II Action filed a notice of appeal of the judgment of the court in that action. We believe the appeal is without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe a material loss is probable or estimable at this time.

Other than the foregoing, we are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012, except as provided below.

On August 3, 2012, we and our operating partnership entered into a series of definitive agreements (“Contribution Agreements”), which collectively set forth the terms and conditions pursuant to which we and our operating partnership have agreed to, among other things, acquire a portfolio of multi-family apartment communities, including 20 multi-family apartment communities containing an aggregate of 5,719 units and a 360-unit multi-family apartment community known as Andros Isles Apartments (collectively, the “Properties”), in exchange for consideration consisting of cash and common units of limited partnership interest in the operating partnership, as well as the assumption by us and our operating partnership of certain mortgage indebtedness encumbering the Properties. The transactions relating to the Properties have closed in escrow pending receipt of the required lender consents and the satisfaction of certain other various customary closing conditions. There is no assurance that the conditions to closing will be satisfied. Further, the lenders may refuse to provide such consent or they may condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Failure to satisfy closing conditions may delay or prevent the closing of some or all of the acquisitions of the Properties, which could have an adverse effect on our ability to grow through the acquisitions of the Properties and therefore adversely impact our business, financial condition and results of operations. In addition, the acquisitions of the Properties may involve additional risks, including:

•	the risk that the acquired Properties may not perform in accordance with expectations;

•	risks associated with integrating the management and financial reporting of the acquired Properties;

•	conflicts of interest arising from the continued affiliation of two of our new directors, Joseph Lubeck and Michael Salkind, with the sellers of the Properties; and

•

conflicts of interest arising from the continued affiliation of Messrs. Lubeck and Salkind with ELRM, which will provide certain operational support services with respect to the Properties pursuant to a management support services agreement between us and ELRM.

In addition, pending the satisfaction of the conditions to closing, we and the operating partnership are required to operate and maintain our properties in the ordinary course of business and to refrain from taking certain actions, such as incurring additional indebtedness, making unbudgeted or unapproved capital improvements, entering into or amending material contracts, or taking any action that could adversely affect the value of the properties or the ability of the parties to complete the transactions. Such covenants limit our operational flexibility with respect to those properties which may result in our inability to maximize revenues from such properties.

Also on August 3, 2012, we issued shares of two new classes of nonconvertible preferred stock. Such shares have rights and preferences senior to our common stock, including distribution rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our company. Furthermore, the terms of the nonconvertible preferred stock restrict us, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of common stock, in either case, unless full cumulative distributions on the nonconvertible preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods. The terms of the nonconvertible preferred stock also limit the amount of debt we may incur, among other protective provisions. The rights and preferences of the two new classes of nonconvertible preferred stock may cause our common stock to be less attractive to potential acquirers of our company. In addition, the protective provisions established within the terms of the nonconvertible preferred stock could restrain our management from taking actions that might be in the best interests of the holders of our shares of common stock. Accordingly, there is a risk that our issuance of shares of two new classes of nonconvertible preferred stock may have a negative impact on the value of an investment in our shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On each of April 4, 2012 and May 3, 2012, we issued 1,749 shares of common stock to our Advisor for the performance of services in accordance with the advisory agreement.

On June 6, 2012, we issued 583 shares of common stock to each of Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, for the performance of services by our Advisor, in accordance with our Advisory Agreement and instructions from our Advisor.

The shares referenced in this Item 2 were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. There were no other sales of unregistered securities in the three months ended June 30, 2012.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

August 14, 2012	By:	/s/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

August 14, 2012	By:	/s/ B. MECHELLE LAFON
Date		B. Mechelle Lafon
Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, L.P. to Apartment Trust of America Holdings, LP. On August 6, 2012, we amended our charter to change the name of our company to Landmark Apartment Trust of America, Inc., and we changed the name of our operating partnership to Landmark Apartment Trust of America Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Fourth Articles of Amendment to the Articles of Amendment and Restatement of Apartment Trust of America, Inc. dated August 6, 2012 (included as Exhibit 3.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.6	Articles Supplementary of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2012, and incorporated herein by reference)

3.7	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series A Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.8	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series B Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.2 to our Current Report on Form 8-K field on August 8, 2012, and incorporated herein by reference)

3.9	Amended and Restated Bylaws of Apartment Trust of America (included as Exhibit 3.4 of our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.10	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.11	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.12	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.13	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

10.1*	Second Amended and Restated Consolidated Unsecured Promissory Note, dated March 21, 2012, in favor of G & E Apartment Lender, LLC

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chef Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.