Form 10-Q
period 2012-09-30
Landmark Apartment Trust of America, Inc.
filed 2012-11-14
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, there were 20,636,349 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(In thousands, except for share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$417,574	$338,846
Cash and cash equivalents	6,986	1,091
Accounts receivable	1,481	1,210
Restricted cash	8,430	6,745
Goodwill	3,751	3,751
Real estate and escrow deposits	3,565	—
Identified intangible assets, net	5,251	3,595
Other assets, net	4,351	1,457

Total assets	$451,389	$356,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$300,678	$243,332
Unsecured note payable	—	7,750
Series A cumulative non-convertible redeemable preferred stock with stapled warrants	40,207	—
Series B cumulative non-convertible redeemable preferred stock with stapled warrants	10,052	—
Accounts payable and accrued liabilities	13,151	9,954
Accounts payable due to affiliates	26	15
Security deposits, prepaid rent and other liabilities	2,041	2,521

Total liabilities	366,155	263,572

Redeemable non-controlling interests in operating partnership	14,630	—

Equity:
Stockholders’ equity:

Common stock, $0.01 par value; 300,000,000 shares authorized; 20,597,677 and 19,935,953 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	206	199
Additional paid-in capital	185,745	177,516
Accumulated deficit	(115,347)	(84,592)

Total stockholders’ equity	70,604	93,123

Total liabilities and equity	$451,389	$356,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$13,399	$11,561	$36,958	$30,835
Other property revenues	1,801	1,544	4,906	3,865
Management fee income	576	684	2,010	2,226
Reimbursed income	2,637	2,692	7,813	8,552

Total revenues	18,413	16,481	51,687	45,478
Expenses:
Rental expenses	6,909	6,056	18,375	15,340
Property lease expense	1,045	1,225	3,174	1,275
Reimbursed expense	2,637	2,692	7,813	8,552
General and administrative expense	5,382	2,177	10,679	6,577
Acquisition-related expenses	15,035	13	16,644	785
Loss from unconsolidated joint venture	—	—	—	59
Depreciation, amortization and impairment loss	3,873	3,262	10,519	10,420

Total expenses	34,881	15,425	67,204	43,008

(Loss) income from operations	(16,468)	1,056	(15,517)	2,470
Other (expense) income:
Interest expense	(4,772)	(3,119)	(10,939)	(4,513)
Interest income	—	—	—	1

Net loss	(21,240)	(2,063)	(26,456)	(6,911)

Less: Net loss attributable to redeemable non-controlling interests in operating partnership	246	—	246	—
Net loss attributable to common stockholders	$(20,994)	$(2,063)	$(26,210)	$(6,911)

Net loss per common share — basic and diluted	$(1.03)	$(0.10)	$(1.30)	$(0.35)

Weighted average number of common shares outstanding — basic and diluted	20,331,515	19,857,026	20,113,002	19,778,054

Distributions declared per common share	$0.08	$0.08	$0.23	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012

(In thousands, except for share data)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Preferred Stock	Accumulated Deficit	Total Equity
BALANCE — December 31, 2011	19,935,953	$199	$177,516	$—	$(84,592)	$93,123
Issuance of common stock	482,655	5	3,929	—	—	3,934
Issuance of LTIP units	—	—	2,984	—	—	2,984
Offering costs	—	—	(7)	—	—	(7)
Issuance of vested and nonvested restricted common stock	4,000	—	8	—	—	8
Issuance of common stock to our Former Advisor	13,992	—	126	—	—	126
Issuance of common stock under the DRIP	161,077	2	1,476	—	—	1,478
Amortization of deferred compensation	—	—	37	—	—	37
Common stock distributions declared	—	—	—	—	(4,545)	(4,545)
Change in equity due to non-controlling interest	—	—	(324)	—	—	(324)
Net loss	—	—	—	—	(26,210)	(26,210)

BALANCE — September 30, 2012	20,597,677	$206	$185,745	$—	$(115,347)	$70,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,456)	$(6,911)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation, amortization and impairment loss (including deferred financing costs and debt discount)	11,241	10,952
Stock based compensation, net of forfeitures	45	24
Issuance of common stock to our Former Advisor	126	94
Issuance of common stock for services rendered for the Recapitalization Transaction	1,834	—
Issuance of LTIP units	2,984	—
Bad debt expense	229	205
Loss from unconsolidated joint venture	—	59
Changes in operating assets and liabilities:
Accounts receivable	(499)	336
Restricted cash — property tax and insurance reserves	(1,392)	(749)
Other assets, net	(444)	(68)
Accounts payable and accrued liabilities	1,703	204
Accounts payable due to affiliates	10	(89)
Security deposits, prepaid rent and other liabilities	(269)	50

Net cash (used in)/provided by operating activities	(10,888)	4,107

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(46,078)	—
Acquisition of consolidated joint venture, net	—	(129)
Contributions to unconsolidated joint venture	—	(568)
Cash received from property management termination fees	173	117
Capital expenditures	(1,372)	(996)
Purchase deposits on pending real estate acquisitions	(3,565)	—
Change in restricted cash — capital replacement reserves	(293)	(245)

Net cash used in investing activities	(51,135)	(1,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	32,045	—
Payments on mortgage loan payables	(988)	(650)
Payment on unsecured note payable	(7,750)	—
Proceeds from the issuance of preferred stock	50,000	—
Payment of deferred financing costs	(2,305)	—
Payment of offering costs	(7)	(58)
Distributions paid to common stockholders	(3,035)	(3,692)
Distributions paid to redeemable non-controlling interests in operating partnership	(42)	—

Net cash provided by/(used in) financing activities	67,918	(4,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,895	(2,114)
CASH AND CASH EQUIVALENTS — Beginning of period	1,091	3,274

CASH AND CASH EQUIVALENTS — End of period	$6,986	$1,160

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables	$9,441	$9,127
Income taxes	$112	$141
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$118	$21
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties	$26,032	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties	$14,630	$—
Issuance of common stock for the acquisition of a property	$2,100	$—
Issuance of common stock under the DRIP	$1,478	$2,181
Common stock distributions declared but not paid	$521	$490

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

The use of the words “the Company,” “we,” “us,” “our company” or “our” refers to Landmark Apartment Trust of America, Inc. and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP, except where the context otherwise requires.

1. Organization and Description of Business

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We focus primarily on investments that produce current income. We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes and we intend to continue to be taxed as a REIT.

From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC (our “Former Advisor”). Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. Pursuant to the terms of the advisory agreement, our Former Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Former Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Former Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into leases and service contracts with respect to our investments. During its tenure, our Former Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of the Recapitalization Transaction (as defined below), the advisory agreement with our Former Advisor was terminated and we became self-managed effective August 3, 2012.

On August 3, 2012, our company and our operating partnership entered into a transaction (the “Recapitalization Transaction”) in connection with which they agreed to do the following:

•

acquire a portfolio of 20 multi-family apartment communities and one parcel of submerged land (the “Contributed Properties”), containing an aggregate of 5,719 units, in exchange for aggregate consideration valued at approximately $435.9 million (subject to customary prorations), including approximately $176.1 million (subject to adjustment based on prorations and principal amortization) generally comprised of common units of limited partnership interests in the operating partnership valued at $8.15 per unit (“Common Units”) and approximately $11.3 million in cash, as well as the assumption by the Company and the operating partnership of approximately $248.5 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). Eighteen of the Contributed Properties were controlled or managed by Elco Landmark Residential Holdings LLC (“EL”) and/or Elco Landmark Residential Management LLC (“ELRM” and, together with EL, the “EL Companies”), or their affiliates, and three of the Contributed Properties, including the Andros Isles Apartments described below, were controlled or managed by DeBartolo Development, LLC (“DeBartolo”) and its affiliates;

•

acquire an additional 360-unit multi-family apartment community known as Andros Isles Apartments (“Andros”), in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in Common Units and approximately $6.0 million in cash, as well as the assumption by the Company and the operating partnership of approximately $29.9 million of in-place mortgage indebtedness encumbering the property (based on the principal amount outstanding as of June 30, 2012) (additional consideration of up to $4.0 million is payable for the Andros property subject to an earn-out contingency based on net operating income hurdles over a four-year period);

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

•

issue and sell for cash to DK Landmark, LLC (the “DeBartolo Cash Investor” and, together with the OPTrust Cash Investor, the “Cash Investors”), an affiliate of DeBartolo, an aggregate of $10.0 million in shares of the Company’s 9.75% Series B Cumulative Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), a new series of the Company’s preferred stock having terms that are pari passu with and otherwise substantially similar to the terms of the Series A Preferred Stock, valued at $10.00 per share;

•

issue to the Cash Investors non-detachable warrants, which are stapled to the Series A Preferred Stock and Series B Preferred Stock issued and sold to the Cash Investors, which warrants entitle the Cash Investors to purchase up to an aggregate of $50.0 million in shares of the Company’s common stock at an exercise price per share equal to (i) $9.00 if the warrants are exercised in connection with a change of control or (ii) if the warrants are exercised during the 60-day period following the Company’s first underwritten public offering and, in conjunction with which the Company’s common stock is listed for trading on the New York Stock Exchange, the greater of $9.00 or 80% of the public offering price of the Company’s common stock in such underwritten public offering;

•

issue to EL an aggregate of approximately $1.7 million in shares of the Company’s common stock, at a price of $8.15 per share, to pay (or reimburse) certain transaction fees, costs and expenses associated with the Recapitalization Transaction;

•	terminate the advisory agreement between the Company and the Former Advisor;

•

enter into employment agreements with Stanley J. Olander, Jr., the Company’s chief executive officer, Gustav G. Remppies, the Company’s president, and B. Mechelle Lafon, the Company’s chief financial officer, treasurer and secretary, as well as Joseph G. Lubeck, the president and chief executive officer of the EL Companies and the new executive chairman of the Company;

•	adopt the Company’s 2012 Other-Equity Based Award Plan (the “2012 Award Plan”); and

•

expand the size of the Company’s board of directors from five members to nine members and change the composition of the board by accepting the resignation of Richard S. Johnson and adding five new directors, including two representatives of EL (Joseph G. Lubeck and Michael Salkind), one representative of OPTrust (Robert A. S. Douglas), one representative of DeBartolo (Edward M. Kobel) and one new independent director designated by EL, OPTrust and DeBartolo
(Ronald D. Gaither).

In connection with the acquisition by the operating partnership of the Contributed Properties, ATA Property Management, LLC (“ATA Property Management”) which is a wholly-owned taxable REIT subsidiary of our operating partnership that provides property management services to all of our properties, will assume responsibility for managing each Contributed Property upon closing of each Contributed Property. ATA Property Management entered into a management support services agreement with ELRM pursuant to which ELRM will provide ATA Property Management with certain operational support services with respect to each Contributed Property upon closing of each Contributed Property. ELRM will be entitled to receive a fee equal to 3% of the gross receipts at each Contributed Property under the management support services agreement. ATA Property Management can terminate the management support services agreement with respect to any property on 30 days’ notice without penalty. For additional information regarding the Recapitalization Transaction and the agreements entered into in connection therewith, see Note 3, Recapitalization Transaction, to our accompanying condensed consolidated financial statements.

As of September 30, 2012, we owned a total of 19 properties with an aggregate of 4,926 apartment units, comprised of ten properties located in Texas consisting of 2,927 apartment units, three properties in Florida consisting of 599 apartment units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $467.3 million. As of September 30, 2012, we also managed four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned indirect subsidiary. ATA Property Management also serves as the third-party manager for another 33 multi-family apartment communities owned by unaffiliated third parties. For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments and Note 16, Subsequent Events.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the 2011 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

We identified an immaterial classification error related to the prior period presentation of the condensed consolidated statements of cash flows. We determined that in this quarterly report on Form 10-Q and future periodic reports we will correct this classification error. For the nine months ended September 30, 2011, this adjustment resulted in a decrease in restricted cash for property taxes and insurance reserves within cash from operating activities of $749,000, which had previously been included in cash flow used in investing activities. The reclassification adjustment decreased cash flows from operating activities and increased cash used in investing activities by an equal and offsetting amount. As a result, this classification did not change cash and cash equivalents, income from operations, net income, or the balance sheet for the period affected.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation due to the acquisition of NNN/MR Holdings and the breakout of reimbursed revenues and reimbursed expenses in the condensed consolidated statement of operations.

Derivative Financial Instruments

Derivative financial instruments are recorded on our condensed consolidated balance sheets as either an asset or liability and measured quarterly at their fair value. Derivatives that are not designated by us to be a hedge have their change in fair value recorded in earnings.

3. Recapitalization Transaction

Master Contribution and Recapitalization Agreement

On August 3, 2012, in connection with the Recapitalization Transaction, the Company and the operating partnership entered into a Master Contribution and Recapitalization Agreement (the “Master Agreement”) with the EL Companies which sets forth all of the material terms and conditions relating to the transactions described in Note 1, Organization and Description of Business. Under the Master Agreement, an initial closing occurred on August 3, 2012 with respect to all of the transactions contemplated thereby, other than the contribution transactions relating to the Contributed Properties, which closed in escrow pending receipt of the required lender consents. The Master Agreement provides that the closings with respect to the Contributed Properties will occur in stages as lender consents are received. See Note 4, Real Estate Investments, Note 14, Business Combinations, and Note 16, Subsequent Events for more information with respect to the acquisitions of certain of the Contributed Properties that were completed after August 3, 2012.

In connection with the transactions contemplated by the Master Agreement, the Company is required to pay an acquisition fee to EL, which is an affiliate of Mr. Lubeck and Mr. Salkind, two of the Company’s directors, in the aggregate amount of $4.0 million in cash, $2.0 million of which was paid at the initial closing on August 3, 2012, as contemplated by the Master Agreement, and the remainder will be paid upon the achievement of certain conditions as set forth in the Master Agreement. In addition, the Company is required to issue an aggregate of 49,647 shares of common stock to Elco North America, Inc., an affiliate of EL, of which 22,040 shares were issued at the initial closing and 27,607 shares will be issued upon the acquisition of the Andros property.

Contribution Agreements Relating to Acquisition of 20 Multi-Family Properties

Concurrently with the execution of the Master Agreement on August 3, 2012, the operating partnership entered into Contribution Agreements with the owners of 100% of the interests in the entities that own, directly or indirectly, the Contributed Properties, pursuant to which the operating partnership agreed to acquire, and the owners agreed to contribute and sell, 100% of the interests in the entities that own the Contributed Properties, in exchange for aggregate consideration valued at approximately $435.9 million (subject to prorations based upon changes in net assets), including approximately $176.1 million (subject to adjustment based on prorations and principal amortization) generally comprised of Common Units and approximately $11.3 million in cash, as well as the assumption by the Company and the operating partnership of approximately $248.5 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012).

Each of the transactions contemplated by the Contribution Agreements is or was subject to the satisfaction of various customary closing conditions, including approval of the transactions by the contributing parties and the receipt of lender consents. Pending satisfaction of the conditions to closing, the EL Companies are required to operate and maintain the Contributed Properties (subject to certain exceptions). The Company and the operating partnership are required to operate and maintain the Company’s properties, in the ordinary course of business, refrain from taking certain actions, such as incurring additional indebtedness, making unbudgeted or unapproved capital improvements, entering into or amending material contracts, or taking any action that could adversely affect the value of the properties or the ability of the parties to complete the contribution transactions.

As of September 30, 2012, we had completed the acquisitions of four of the Contributed Properties, consisting of three multi-family apartment communities and one parcel of submerged land. We expect to complete the acquisitions of the remaining Contributed Properties by the end of the fourth quarter of 2012, however, there is no assurance that the conditions to closing will be satisfied with respect to the remaining Contributed Properties. Failure to satisfy closing conditions could delay or prevent the closing of some or all of the remaining contribution transactions. For more information regarding the Contributed Properties that have been acquired as of and subsequent to September 30, 2012, see Note 4, Real Estate Investments, Note 14, Business Combinations and Note 16, Subsequent Events.

Contribution Agreement Relating to Acquisition of Andros Isles Apartments

Concurrently with the execution of the Master Agreement on August 3, 2012, the operating partnership entered into the Andros Contribution Agreement with the owners of 100% of the interests in the entity that owns Andros pursuant to which the operating partnership has agreed to acquire, and the owners have agreed to contribute and sell, 100% of the interests in the entity that owns Andros, in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in Common Units and approximately $6.0 million in cash, as well as the assumption by the Company and the operating partnership of approximately $29.9 million of in-place mortgage indebtedness encumbering the property (based on the principal amount outstanding as of June 30, 2012). In addition, the Andros Contribution Agreement provides for the payment of up to $4.0 million of additional consideration subject to an earn-out contingency based on net operating income hurdles over a four-year period.

Closing of the transaction contemplated by the Andros Contribution Agreement is subject to the satisfaction of various customary closing conditions, including approval of the transaction by the contributing parties and the receipt of lender consents. Pending satisfaction of the conditions to closing, the owners are required to operate and maintain the Andros property in the ordinary course of business and to refrain from taking certain actions, such as incurring additional indebtedness, making unbudgeted or unapproved capital improvements, entering into or amending material contracts, or taking any action that could adversely affect the value of the properties or the ability of the parties to complete the contribution transactions.

In the event all of the conditions to closing the transactions under the Andros Contribution Agreement have been satisfied or waived under the terms thereof, other than the operating partnership’s payment of its cash obligation under the Andros Contribution Agreement, the Company will issue and sell, and EL will purchase, for cash, an aggregate of up to $6.0 million in shares of the Company’s common stock, at a price of $8.15 per share. These shares will be issued and sold by the Company only to the extent necessary for the operating partnership to fund any shortfall with respect to its cash payment obligation.

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

We anticipate completing the acquisition of the Andros property in 2013. However, there is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of the Andros contribution transaction.

Tax Protection Agreements

The contribution transactions contemplated by the Master Agreement and the Contribution Agreements are intended to be treated, in whole or in part, for federal income tax purposes as tax-deferred contributions of the properties by the owners of the interests in these Contributed Properties to the operating partnership in exchange for Common Units. In connection with these transactions, the Company and the operating partnership have entered, or will enter, into tax protection agreements with most of the investors who are contributing their interests in exchange for Common Units at the closing of the acquisitions. As further described below, these tax protection agreements are intended to (1) protect the contributing investors against receiving a special allocation of taxable “built-in” gain upon a future disposition by the operating partnership of the Contributed Properties and (2) protect the contributing investors from recognizing taxable gain as a result of a reduction in the contributing investor’s share of partnership liabilities.

Under the Code, taxable gain recognized upon a sale of an asset contributed to a partnership must be allocated to the contributing partner in a manner that takes into account the variation between the tax basis and the fair market value of the asset at the time of the contribution. These tax protection agreements are intended to protect the contributing investors against receiving the special allocation of taxable “built-in” gain described above upon a future disposition by the operating partnership of the Contributed Properties. Accordingly, the tax protection agreements will obligate the operating partnership to indemnify the contributors for whom “built-in” gain is triggered, but generally allow for the disposition of any Contributed Property in a transaction in which no gain is required to be recognized for federal income tax purposes (for example, a section 1031 exchange or a tax-free partnership merger or contribution). If “built-in” gain is triggered due to a disposition of any Contributed Property, then the operating partnership will indemnify the protected contributors for their tax liabilities attributable to the built-in gain that exists with respect to such Contributed Property as of the time of the closing date of the contribution transaction (and tax liabilities incurred as a result of the reimbursement payment). The required indemnification will decrease ratably over the course of each year of the seven-year term of the agreements. In the case of the tax protection agreement with two of the contributors, Elco LR OPT II REIT LP and Elco LR OPT II LP, (1) if the operating partnership fails to give at least six months written notice prior to triggering “built-in” gain, the required indemnification will be 100% of the tax liabilities attributable to the “built-in” gain (and tax liabilities incurred as a result of the reimbursement payment) as opposed to the ratably decreased payment described in the prior sentence, and (2) at any time during the term of the tax protection agreement, Elco LR OPT II LP may put the ownership interests in Elco LR OPT II REIT LP to the Company for consideration payable in shares of the Company’s common stock, as provided in the tax protection agreement. Additionally, the obligation to indemnify protected contributors will terminate on the seventh anniversary of the closing of the acquisition, but will terminate earlier with respect to an existing contributor on the date on which such existing contributor ceases to own, in the aggregate, 50% or more of the Common Units issued in respect of such contributor’s interest in the applicable property or upon a final determination by tax authorities that no part of the contribution transaction qualified as a tax-deferred contribution.

When there is a reduction in a partner’s share of partnership liabilities that exceeds the partner’s adjusted tax basis in the partnership, the partner will recognize taxable gain. Accordingly, the tax protection agreements also will require the operating partnership to maintain sufficient indebtedness such that each protected contributor does not recognize gain as a result of a reduction in the protected contributor’s share of partnership liabilities.

The tax protection agreements will also require the operating partnership to notify each protected contributor if the operating partnership intends to modify, repay, retire, refinance, have collateral released or otherwise reduce (other than scheduled amortization) the amount of the liabilities with respect to a property in a manner that is reasonably anticipated to cause the protected contributor to recognize gain for federal income tax purposes. In addition, the tax protection agreements will require the operating partnership to cooperate with such protected contributor to arrange a special allocation of other operating partnership liabilities to the protected contributor in an amount sufficient to avoid causing such protected contributor to recognize gain as a result of the reduction in its share of the operating partnership’s liabilities in an amount necessary to prevent the protected contributor from recognizing gain as a result of reductions in the contributor’s share of partnership liabilities.

Securities Purchase Agreement Relating to Cash Investment by Cash Investors

Concurrently with the execution and delivery of the Master Agreement, on August 3, 2012, the Company entered into a securities purchase agreement with the Cash Investors, pursuant to which the Company issued and sold, and the OPTrust Cash Investor purchased, for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and the DeBartolo Cash Investor purchased, for cash 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. The Series A Preferred Stock and the Series B Preferred Stock each have a liquidation preference of $10.00 per share and entitle the holders to cumulative cash distributions at an annual rate of 9.75% of the $10.00 per share liquidation preference. For additional information regarding the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of the Series A Preferred Stock and the Series B Preferred Stock, see Note 8, Series A and Series B Cumulative Non-Convertible Redeemable Preferred Stock.

Pursuant to the securities purchase agreement, the Company granted each of the Cash Investors a right of first offer to purchase its pro rata portion of any preferred equity securities that the Company may from time to time propose to issue and sell. The exercise of these rights by a Cash Investor is subject to a minimum investment equal to the lesser of $1,000,000 and the aggregate purchase price applicable to the Cash Investor’s pro rata portion of the new preferred equity securities. In connection with the issuance and sale by the Company and the purchase by a Cash Investor of new preferred equity securities pursuant to these rights, the Company will pay the Cash Investor a purchase fee equal to 1% of the aggregate purchase price paid by such Cash Investor. In general, the Cash Investors’ preemptive rights to purchase new preferred equity securities will terminate upon the redemption of all shares of the Series A Preferred Stock and shares of Series B Preferred Stock, as applicable. However, the preemptive rights may terminate earlier under certain circumstances, including in the event the respective Cash Investor, together with its affiliates, ceases to hold any shares of the Company’s preferred stock.

The cash proceeds from the sale of the Series A Preferred Stock and the Series B Preferred Stock have been or will be used by the Company to repay debt, finance the acquisition of certain Contributed Properties, fund additional property acquisitions and pay transaction costs.

Corporate Governance Agreement and Board of Directors

On August 3, 2012, the Company entered into a corporate governance agreement with EL and each of the Cash Investors pursuant to which the Company agreed to expand the size of its board of directors from five members to nine members, reconstitute the board of directors by accepting the resignation of Richard S. Johnson and appoint the following five directors, for an initial term expiring at the next annual meeting of stockholders, to fill the resulting vacancies:

•    Robert A. S. Douglas, the director initially designated by the OPTrust Cash Investor;

•    Edward M. Kobel, the director initially designated by the DeBartolo Cash Investor;

•    Joseph G. Lubeck and Michael Salkind, the directors initially designated by EL; and

•    Ronald D. Gaither, the director initially designated by the OPTrust Cash Investor, the DeBartolo Cash Investor and EL.

Stanley J. Olander, Jr., Andrea R. Biller, Glenn W. Bunting, Jr. and Robert A. Gary, IV will continue to serve on the board of directors.

In connection with the corporate governance agreement, the board of directors has established a compensation committee and a nominating and corporate governance committee and has taken all necessary actions to increase the number of directors on the board’s audit committee, compensation committee and nominating and corporate governance committee to up to five independent directors. The members of the audit committee are: Mr. Gary (Chairman), Mr. Bunting, Mr. Douglas, Mr. Kobel and Mr. Gaither. The members of the compensation committee are: Mr. Gary, Mr. Bunting, Mr. Kobel and Mr. Gaither. The members of the nominating and corporate governance committee are: Ms. Biller, Mr. Bunting, Mr. Douglas and Mr. Gaither.

Employment Agreements with Executive Officers

Effective as of August 3, 2012, and in connection with the Recapitalization Transaction, the Company entered into employment agreements with Stanley J. Olander, Jr., the Company’s chief executive officer, Gustav G. Remppies, the Company’s president, and B. Mechelle Lafon, the Company’s chief financial officer, treasurer and secretary, as well as Joseph G. Lubeck, the president and chief executive officer of the EL Companies and the new executive chairman of the Company. These agreements have an initial term expiring December 31, 2016. Each employment agreement provides for automatic one-year extensions after the expiration of the initial term, unless either party provides the other with prior written notice of non-renewal (90 days in the case of non-renewal by the executive and 180 days in the case of non-renewal by the Company).

The employment agreements provide for, among other things:

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

•      participation in the Company’s equity incentive plans; and

•      participation in any group life, hospitalization or disability insurance plans, health programs, pension and profit sharing plans, relocation programs and similar benefits that may be available to the Company’s other senior executive officers.

Mr. Olander and Mr. Remppies each have a target annual cash performance bonus equal to 100% of their respective annual base salary, subject to approval of any such bonus by the compensation committee in its discretion. Ms. Lafon has a target annual cash performance bonus equal to a percentage of her annual base salary determined by the compensation committee in its discretion. Mr. Lubeck’s annual performance bonus and any target bonus will be determined by the compensation committee in its discretion.

In connection with the employment agreements, the Company agreed to grant Mr. Olander a total of 224,647 long-term incentive plan units (“LTIP Units”) (of which 197,040 units were issued to Mr. Olander on August 3, 2012), Mr. Remppies a total of 174,647 LTIP Units (of which 147,040 units were issued to Mr. Remppies on August 3, 2012) and Mr. Lubeck a total of 49,647 LTIP Units (of which 22,040 units were issued to Mr. Lubeck on August 3, 2012). The LTIP units granted on August 3, 2012, vested immediately and we recorded $3.0 million in incentive compensation in general and administrative expense for the three and nine months ended September 30, 2012. The remaining LTIP units will be granted when the acquisition of the Andros property has been completed. The initial annual equity compensation award target for each of Mr. Olander and Mr. Remppies will be a long-term incentive plan award under our 2012 Award Plan in an amount equal to 100% of their respective annual base salary, subject to the discretion of the compensation committee of the board of directors and any vesting or forfeiture restriction as the compensation committee shall determine. No such awards have been granted as of September 30, 2012.

Registration Rights

In connection with the Recapitalization Transaction, on August 3, 2012, the Company entered into a registration rights agreement for the benefit of the holders of the Common Units issuable pursuant to the Contribution Agreements and the Andros Contribution Agreement with respect to the shares of the Company’s common stock that will be issuable to them, as well as for the benefit of EL and its affiliates with respect to the shares of the Company’s common stock issued to EL, and any other shares of the Company’s common stock issued or issuable to them in connection with the transactions contemplated by the Master Agreement. On August 3, 2012, the Company also entered into a registration rights agreement for the benefit of the Cash Investors with respect to the shares of the Company’s common stock that will be issuable to them upon the exercise of the warrants issued to the Cash Investors. The two registration rights agreements contain terms that are substantially similar and provide for demand and piggyback registration rights.

Termination of Advisory Agreement

On August 3, 2012, in connection with the initial closing under the Master Agreement, the Company entered into an advisory termination agreement with the Former Advisor and the owners of the Former Advisor, including Messrs. Olander and Remppies, pursuant to which the advisory agreement was terminated. In connection with the contribution of the Contributed Properties and the Andros property, the Company paid the Former Advisor a negotiated acquisition fee in cash equal to $4.0 million.

Adoption of 2012 Award Plan

In connection with the transactions contemplated by the Master Agreement, the Company’s board of directors adopted the 2012 Award Plan. The 2012 Award Plan is intended to assist the Company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the Company and its affiliates and to associate their interests with those of the Company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the Company’s 2006 Incentive Award Plan (the “2006 Award Plan”) through the grant of “other equity-based awards” under the 2012 Award Plan. See Note 12, Equity – 2012 Award Plan for more information on the 2012 Award Plan.

Adoption of Amendment to the 2006 Award Plan

In connection with the adoption of the 2012 Award Plan, the board of directors adopted an amendment to the 2006 Award Plan to facilitate other equity-based awards under the 2012 Award Plan and to specify that the maximum aggregate number of shares of common stock issuable pursuant to both plans is 2,000,000 shares.

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

4. Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land	$60,353	$45,747
Land improvements	28,809	24,266
Building and improvements	374,244	305,989
Furniture, fixtures and equipment	13,649	12,279

	477,055	388,281
Less: accumulated depreciation	(59,481)	(49,435)

	$417,574	$338,846

Depreciation expense for the three months ended September 30, 2012 and 2011 was $3.5 million and $3.3 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $10.0 million and $9.9 million, respectively.

During the three months ended September 30, 2012, the Company completed the acquisition of four of the Contributed Properties and one additional property, the Emerson Park Property, as set forth below (in thousands, except per unit data):

Property Description	Date Acquired	Number of Units	Consideration
			Common Units (1)	Debt (2)	Cash Payment	Prorations	Total Purchase Price
Overlook At Daytona – Daytona Beach, FL	August 28, 2012	233	694,983	$16,970 (3)	–	$132	$22,500
Seabreeze Daytona Marina –Daytona Beach, FL	August 28, 2012	N/A	– (4)	(3)	–	–	$ 2,100
Bay Breeze Villas – Cape Coral - Ft. Myers, FL	August 30, 2012	180	624,228	$ 9,062	$3,500	$(51)	$17,700
Emerson Park Property – Webster, TX	August 30, 2012	354	–	$22,670	9,259 (5)	–	$30,750
Esplanade Apartments– Orlando, FL	September 14, 2012	186	475,848	$ 9,053	$3,500	$(57)	$16,500

(1)	Common Units represent limited partnership interests in the operating partnership valued at $8.15 per unit.
(2)	Debt outstanding as of the effective date of the Master Agreement.
(3)	The Seabreeze Daytona Marina property serves as collateral for the mortgage indebtedness assumed in connection with the acquisition of the Overlook at Daytona property.
(4)	The Seabreeze Daytona Property was acquired in exchange for 257,669 shares of the Company’s common stock, valued at $8.15 per share.
(5)	This amount includes amounts used to pay customary closing costs in connection with the Emerson Park Property acquisition.

5. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Disposition fee rights	$1,580	$1,580

In place leases, net of accumulated amortization of $324 and $0 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 6 months and 0 months as of September 30, 2012 and December 31, 2011, respectively)	1,978	—

Tenant relationships, net of accumulated amortization of $459 and $385 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 219 months and 227 months as of September 30, 2012 and December 31, 2011, respectively)	1,383	1,532

Tenant relationships — expected termination fees	310	483

	$5,251	$3,595

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2012 and 2011 was $371,000 and $79,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $473,000 and $322,000 respectively.

6. Other Assets, Net

Other assets, net consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Deferred financing costs, net of accumulated amortization of $1,411 and $1,051 as of September 30, 2012 and December 31, 2011, respectively	$3,061	$1,116
Prepaid expenses and deposits	1,290	341

	$4,351	$1,457

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2012 and 2011 was $228,000 and $68,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $360,000 and $297,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.

7. Mortgage Loan Payables, Net and Unsecured Note Payable

Mortgage Loan Payables, Net

Mortgage loan payables were $300.8 million ($300.7 million, net of discount) and $243.7 million ($243.3 million, net of discount) as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we had 14 fixed rate and five variable rate mortgage loans with effective interest rates ranging from 2.45% to 5.94% per annum and a weighted average effective interest rate of 4.49% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of September 30, 2012 and December 31, 2011, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and tax protection agreements. Thirteen of our mortgage loan payables currently have monthly interest-only payments. The mortgage loan payables associated with Residences at Braemar, Towne Crossing Apartments, Arboleda Apartments, the Bella Ruscello Property, Esplanade Apartments and Overlook at Daytona have monthly principal and interest payments.

Mortgage loan payables, net consisted of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

			Principal Outstanding as of
Property	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%	01/11/17	$19,218	$19,218
Walker Ranch Apartment Homes	5.36%	05/11/17	20,000	20,000
Residences at Braemar	5.72%	06/01/15	8,871	9,011
Park at Northgate	5.94%	08/01/17	10,295	10,295
Baypoint Resort	5.94%	08/01/17	21,612	21,612
Towne Crossing Apartments	5.04%	11/01/14	14,014	14,234
Villas of El Dorado	5.68%	12/01/16	13,600	13,600
The Heights at Olde Towne	5.79%	01/01/18	10,475	10,475
The Myrtles at Olde Towne	5.79%	01/01/18	20,100	20,100
Arboleda Apartments	5.36%	04/01/15	17,077	17,261
Bella Ruscello Luxury Apartment Homes	5.53%	04/01/20	12,882	13,017
Mission Rock Ridge Apartments	4.20%	10/01/20	13,900	13,900
Bay Breeze Villas	2.93%	09/01/19	9,375	—
Esplanade Apartments	4.28%	12/01/18	9,041	—

			200,460	182,723
Variable Rate Debt:
Creekside Crossing	2.46%*	07/01/15	17,000	17,000
Kedron Village	2.48%*	07/01/15	20,000	20,000
Canyon Ridge Apartments	2.51%*	10/01/15	24,000	24,000
Emerson Park	2.49%*	09/01/22	22,670	—
Overlook at Daytona and Seabreeze Daytona Marina	4.75%*	04/09/13	16,682	—

			100,352	61,000

Total fixed and variable rate debt			300,812	243,723
Less: discount			(134)	(391)

Mortgage loan payables, net			$300,678	$243,332

*	Represents the per annum interest rate in effect as of September 30, 2012. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.5% to 6.75% per annum.

Unsecured Note Payable

As of December 31, 2011, the outstanding principal amount under the unsecured note payable to G & E Apartment Lender, LLC, an unaffiliated party, or the Amended Consolidated Unsecured Note, was $7.8 million. The Amended Consolidated Unsecured Note originally had a maturity date of July 17, 2012 and a fixed interest rate of 4.50% per annum (and a default interest rate of 6.50% per annum), and required monthly interest only payments for its term. On May 16, 2012, we exercised an option to extend the original maturity date of the Amended Consolidated Promissory Note to January 17, 2013, and fixed the interest rate at 14.0% per annum beginning July 17, 2012 with a default interest rate of 16.0% per annum. On August 3, 2012, we repaid the Amended Consolidated Unsecured Note with proceeds from the Recapitalization Transaction. See Note 3, Recapitalization Transaction.

8. Series A and Series B Cumulative Non-Convertible Redeemable Preferred Stock

Preferred Stock

In connection with the Recapitalization Transaction, we issued and sold, for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, each holder of Series A Preferred Stock and Series B Preferred Stock is entitled to receive a liquidation preference, which is equal to $10.00 per share of Series A Preferred Stock or Series B Preferred Stock, as the case may be, plus the sum of 1% of the liquidation preference and any accrued and unpaid distributions thereon, or the Redemption Amount, before the holders of our common stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of our common stock, in either case, unless full cumulative distributions on the Series A Preferred Stock and the Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distribution periods. We must redeem the Series A Preferred Stock and the Series B Preferred Stock for cash in an amount equal to the Redemption Amount on the second anniversary of the date we first issued such shares although we have certain rights to extend the redemption rights up to an additional three years. Based on the requirement for redemption of cash, the Series A Preferred Stock and the Series B Preferred Stock are classified as a liability in our condensed consolidated balance sheet. The preferred share liability will accrete to the total redemption value over a 24-month period. We recorded $259,000 accretion for the three and nine months ended September 30, 2012, which was recorded as interest expense in our condensed consolidated statement of operations. See Warrants to Purchase Common Stock below. The preferred shares are considered equity securities for federal income tax. The holders of the Series A Preferred Stock and Series B Preferred Stock also have certain optional redemption rights, and we have certain rights to redeem all, but not less than all, of the Series A Preferred Stock and Series B Preferred Stock at any time. As of September 30, 2012 and December 31, 2011, we had 5,000,000 and 0 shares of preferred stock (consisting of shares of Series A and Series B Preferred Stock), respectively, issued and outstanding. See Note 3, Recapitalization Transaction.

The preferred shares are entitled to a 9.75% annual distribution based on $10.00 per share beginning August 3, 2012. The accumulated distributions accrued but not paid as of September 30, 2012 were $799,000 and were recorded as interest expense in condensed consolidated statements of operations.

Warrants to Purchase Common Stock

Also in connection with the Recapitalization Transaction, we issued non-detachable warrants to purchase an aggregate of $50.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80.0% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants will become exercisable at any time and from time to time prior to the expiration of the warrants following the completion of the underwritten public offering and in connection with a change of control. In general, the warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015 and the date on which the stapled shares of preferred stock become mandatorily redeemable; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

We measured the fair value of these non-detachable warrants as of August 3, 2012 at $0.58 per warrant and recorded them as a liability of $2.9 million in our condensed consolidated balance sheet. The warrants will be recorded at fair value for each reporting period with changes in fair value being recorded in interest expense. There have been immaterial changes in fair value of the warrants from August 3, 2012 through September 30, 2012.

9. Redeemable Non-Controlling Interests in Operating Partnership

Redeemable non-controlling interests in operating partnership represents the limited partnership interests in our operating partnership held by third party entities. On August 3, 2012, in connection with the Recapitalization Transaction, we agreed to acquire the Contributed Properties in exchange for the issuance of Common Units from our operating partnership. The Common Units have the rights and preferences as set forth in our partnership agreement, and may, following a 12-month holding period, become redeemable, at which time we have the discretion to exchange the Common Units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed Common Units, multiplied by (B) the “cash amount” (as defined in our partnership agreement), provided, however, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption, the cash amount, notwithstanding anything to the contrary, shall be $8.15 per redeemed Common Unit.

The net loss is allocated to holders of the Common Units based upon the weighted average number of Common Units outstanding to total common shares plus Common Units outstanding during the period. As of September 30, 2012, we had issued 1,795,059 Common Units for a total consideration of $14.6 million in relation to the closing of three of the Contributed Properties.

As of September 30, 2012, distributions paid on these Common Units was $78,000, while net loss attributable to the holders of Common Units was $246,000.

Adjustments to our redeemable non-controlling interest in operating partnership are recorded to reflect increases or decreases in the ownership of our operating partnership by holders of the Common Units, including the redemption of Common Units for cash or in exchange for shares of our common stock when applicable. If such adjustments result in redeemable non-controlling interest in operating partnership being recorded at less than the redemption value of the OP units, redeemable non-controlling interests in operating partnership are further adjusted to their redemption value of $8.15 per Common Unit. Redeemable non-controlling interests in operating partnership are recorded at the greater of the normal non-controlling interest accounting amount or redemption value.

As of September 30, 2012 and December 31, 2011, we owned approximately 91.98% and more than 99.99%, respectively, of the general partnership interest in our operating partnership, and the limited partners owned approximately 8.02% and less than 0.01%, respectively of the limited partnership interests in our operating partnership. In addition Grubb & Ellis Apartment REIT Advisor, LLC, a joint venture owned by entities affiliated with Grubb & Ellis Company and our Former Advisor, owned the special limited partnership interest in our operating partnership. Upon the earlier to occur of (i) the date our company’s shares are listed on a national securities exchange or national market system or (ii) a liquidity event, we may redeem the special limited partnership interest for a redemption price equal to the amount of the incentive distribution that Grubb & Ellis Apartment REIT Advisor, LLC would have received upon certain property sales, as if our operating partnership immediately sold all of its properties for their fair market value.

10. Commitments and Contingencies

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

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On May 9, 2011, all defendants in the Cook County Action filed a motion to dismiss the action. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax Action and the Fairfax II Action. On July 26, 2012, the court in the Cook County Action scheduled a hearing on the defendants’ motion to dismiss for September 27, 2012. On October 5, 2011, the parties to the Fairfax Action and the Fairfax II Action entered into a settlement agreement that was subject to various conditions, which were not satisfied. The Fairfax Action and the Fairfax II Action went to trial beginning on April 9, 2012, and on June 27, 2012 the court ruled in our favor on all claims asserted against us. Accordingly, we have no liability as a result of these lawsuits. On September 18, 2012, the plaintiffs in the Fairfax II Action filed a petition for appeal asking the Supreme Court of Virginia to consider their appeal of the Fairfax Action and the Fairfax II Action. On September 27, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the appeal of the Fairfax Action and the Fairfax II Action.

On October 10, 2012, we filed with the Supreme Court of Virginia a brief in opposition to the petition for appeal filed by the plaintiffs in the Fairfax II Action. The Supreme Court of Virginia must now determine whether it will accept the appeal of the plaintiffs in the Fairfax II Action and briefing and oral argument regarding the substance of the appeal. We believe the appeal of the Fairfax II Action is without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe a material loss is probable or estimable at this time.

Our general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 reflect professional fees of $210,000 and $2.0 million, respectively, related to the litigation described above. In total, we have incurred $3.3 million in fees related to the litigation described above. We intend to make a claim for indemnification of such expenses and for any additional expenses or losses we may have relating to the litigation; however if we are not successful in our claim, we may not be able to recover any such expenses or the expenses of pursuing indemnification.

11. Related Party Transactions

The below transactions cannot be construed to be at arm’s length and the results of our operations may be different than if conducted with non-related parties.

Recapitalization Transaction

In connection with the Recapitalization Transaction, we entered into employment agreements with Stanley J. Olander, Jr., our chief executive officer, Gustav G. Remppies, our president, and B. Mechelle Lafon, our chief financial officer, treasurer and secretary. In addition, we agreed to grant Mr. Olander and Mr. Remppies a total of 224,647 and 174,647 LTIP Units, respectively. We also entered into similar agreements with Joseph G. Lubeck, our executive chairman; however at the time the transaction was negotiated with Mr. Lubeck, he was not a related party. See Note 3, Recapitalization Transaction, for further information regarding the executive employment agreements and LTIP Units.

Also in connection with the Recapitalization Transaction, we paid our Former Advisor a negotiated $4.0 million fee in connection with the Contributed Properties and the Andros property. This fee is included in acquisition-related expenses in our accompanying condensed consolidated statements of operations.

Management Support Services Agreement

In connection with the Recapitalization Transaction, ATA Property Management entered into a management support services agreement with ELRM pursuant to which ELRM will provide ATA Property Management with certain operational support services with respect to each Contributed Property upon closing of each Contributed Property. ELRM will be entitled to receive a fee equal to 3.0% of the gross receipts at each Contributed Property under the management support services agreement. Mr. Lubeck and Michael Salkind, two of our directors, and/or their affiliates, own a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated, Messrs. Lubeck and Salkind were not related parties, we consider this to be a related party transaction due to the continuing nature of the services to be provided to us by ELRM, the consideration we will pay ELRM for those services, and fact that the management support services agreement is terminable by us in our discretion upon 30 days’ notice without penalty. For each of the three months and nine months ended September 30, 2012, we incurred $25,000 in management support services fees payable to ELRM.

Emerson Park Property

In connection with the acquisition of the Emerson Park Property, we paid EL, an affiliate of Mr. Lubeck and Mr. Salkind, a due diligence fee of $185,000.

Advisory Agreement with Former Advisor

From February 2011 until August 3, 2012, we were externally advised pursuant to an advisory agreement among us, our operating partnership and our Former Advisor. Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. The advisory agreement was terminated prior to its expiration on August 3, 2012 in connection with our Recapitalization Transaction.

Pursuant to the terms of the advisory agreement, our Former Advisor was entitled to receive certain fees for services performed. As compensation for services rendered in connection with the investigation, selection and acquisition of investments, we paid our Former Advisor an acquisition fee not exceeding (A) 1.0% of the contract purchase price of properties, or (B) 1.0% of the origination price or purchase price of real estate-related securities and real estate assets other than properties; in each of the foregoing cases along with reimbursement of acquisition expenses. However, the total of all acquisition fees and acquisition expenses payable with respect to any real estate assets or real estate-related securities cannot exceed 6.0% of the contract purchase price of such real estate assets or real estate-related securities, or in the case of a loan, 6.0% of the funds advanced, unless fees in excess of such amount are approved by a majority of our directors not interested in such transaction, including a majority of our independent directors. Furthermore, pursuant to the advisory agreement, in connection with a sale of a property in which our Former Advisor or its affiliates provided a substantial amount of services, we were required to pay our Former Advisor or its affiliates a property disposition fee equal to the lesser of (i) 1.75% of the contract sales price of such real estate asset and (ii) one-half of a competitive real estate commission.

However, the total real estate commissions we pay to all persons with respect to the sale of such property may not exceed the lesser of 6.0% of the contract sales price or a competitive real estate commission. For the three and nine months ended September 30, 2012 and 2011, we did not incur or pay any such fees.

As compensation for services rendered in connection with the management of our assets, we paid a monthly asset management fee to our Former Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter; the asset management fee was payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the three months ended September 30, 2012 and 2011, we incurred $111,000 and $283,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $678,000 and $661,000, respectively, in asset management fees to our Former Advisor, which is included in general and administrative expense in our accompanying condensed consolidated statements of operations. Included in asset management fees to our Former Advisor are 3,498 shares of common stock and 5,247 shares of common stock valued at $9.00 per share that were issued to our Former Advisor for its services for the three months ended September 30, 2012 and 2011, respectively, and 13,992 shares of common stock and 10,494 shares of common stock valued at $9.00 per share that were issued to our Former Advisor for its services for the nine months ended September 30, 2012 and 2011, respectively. The advisory agreement also provided for the payment of certain subordinated performance fees upon the termination of the advisory agreement. For each of the three and nine months ended September 30, 2012 and 2011, we did not incur or pay any such fees.

In addition to the compensation paid to our Former Advisor pursuant to the advisory agreement, we paid directly or reimbursed our Advisor for all the expenses our Former Advisor paid or incurred in connection with the services provided to us. However, we did not reimburse our Former Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determined such excess expenses are justified. We reimbursed our Former Advisor $16,000 and $22,000 in operating expenses for the three months ended September 30, 2012 and 2011, respectively, and $143,000 and $109,000 in operating expenses for the nine months ended September 30, 2012 and 2011, respectively. Due to the termination of the advisory agreement on August 3, 2012, we do not expect to incur these expenses in the future.

12. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2012 and December 31, 2011, we had issued 4,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock. The Series A Preferred Stock and the Series B Preferred Stock are classified as a liability in our condensed consolidated balance sheet. See Note 8, Series A and Series B Non-Convertible Redeemable Preferred Stock for more information on the terms of such shares.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of September 30, 2012 and December 31, 2011, we had 20,597,677 and 19,935,953 shares, respectively, of our common stock issued and outstanding.

Our Company was initially capitalized through the sale of 22,223 shares of our common stock for total cash consideration of $200,000. From our inception through September 30, 2012, we had granted an aggregate of 25,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of the 2006 Award Plan, 2,800 of which had been forfeited through September 30, 2012. From our inception through September 30, 2012, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial public offering, 2,992,777 shares of our common stock in connection with our follow-on offering and 1,902,324 shares of our common stock pursuant to our initial Distribution Reinvestment Purchase Plan (the “DRIP”) and the Second Amended and Restated Dividend Reinvestment Plan (the “Amended and Restated DRIP”), and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of September 30, 2012, we had issued an aggregate of 29,733 shares of our common stock to our Former Advisor, or our Former Advisor’s principals, as applicable, for services performed by our Former Advisor to us pursuant to the advisory agreement. On August 3, 2012 and August 28, 2012, we issued 224,986 and 257,669 shares of our common stock, respectively, in connection with the Recapitalization Transaction.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2012 and 2011, there were 5,400 shares and 6,600 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

On March 25, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, to register shares issuable pursuant to the Amended and Restated DRIP. The registration statement became effective with the SEC automatically upon filing. In addition, the registration statement has been declared effective or is exempt from registration in the various states in which shares will be sold under the Amended and Restated DRIP. As a result of the Recapitalization Transaction, our board of directors determined that a reasonable estimated value of our shares of common stock was $8.15 per share as of August 3, 2012. Accordingly, beginning August 3, 2012, the price of our shares of common stock sold pursuant to the Amended and Restated DRIP is $8.15 per share. For the three months ended September 30, 2012 and 2011, $480,000 and $529,000, respectively, in distributions were reinvested, and 56,117 and 55,636 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. For the nine months ended September 30, 2012 and 2011, $1.5 million and $2.2 million, respectively, in distributions were reinvested, and 161,077 and 229,464 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. As of September 30, 2012 and December 31, 2011, a total of $18.0 million and $16.5 million, respectively, in distributions were reinvested, and 1,902,324 and 1,741,247 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP.

2006 Award Plan

We adopted our 2006 Award Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our 2006 Award Plan is 2,000,000, subject to adjustment under specified circumstances.

On July 9, 2012, in connection with their re-election, we granted an aggregate of 4,000 shares of restricted common stock to our independent and non-affiliated directors under our 2006 Award Plan, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of the grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period.

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2012 and 2011, we recognized compensation expense of $33,000 and $6,000, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized compensation expense of $45,000 and $24,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

In connection with the resignation of one of our directors, Richard S. Johnson, which became effective on August 3, 2012 in connection with the Recapitalization Transaction, our board of directors approved the acceleration of Mr. Johnson’s nonvested shares of restricted stock. Compensation expense recognized for the accelerated vesting of Mr. Johnson shares was $18,000.

As of September 30, 2012 and December 31, 2011, there was $49,000 and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of September 30, 2012, this expense is expected to be recognized over a remaining weighted average period of 2.89 years.

As of September 30, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $54,000 and $66,000, respectively, based upon a $10.00 per share purchase price. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2012 and December 31, 2011, and the changes for the nine months ended September 30, 2012, is presented below:

	Number of Nonvested Shares of Our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	6,600	$10.00
Granted	4,000	10.00
Vested	(5,200)	10.00
Forfeited	—	—

Balance — September 30, 2012	5,400	$10.00

Expected to vest — September 30, 2012	5,400	$10.00

2012 Award Plan

In connection with the Recapitalization Transaction, our board of directors adopted the 2012 Award Plan, which is intended to assist the Company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the Company and its affiliates and to associate their interests with those of the Company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan.

Administration of the 2012 Award Plan. The 2012 Award Plan will be administered by the administrator of the Company’s 2006 Award Plan. This summary uses the term “administrator” to refer to the Company’s board of directors or the compensation committee of the board of directors, as applicable. The administrator will approve all terms of other equity-based awards under the 2012 Award Plan. The administrator will also approve who will receive other equity-based awards under the 2012 Award Plan and the number of shares of common stock subject to each other equity-based award.

Eligibility. All employees of the Company or any subsidiary of the Company and any member of the board of directors are eligible to participate in the 2012 Award Plan. In addition, any other individual who provides significant services to the Company or a subsidiary of the Company (including an individual who provides services to the Company or a subsidiary of the Company by virtue of employment with, or providing services to, the operating partnership) is eligible to participate in the 2012 Award Plan if the administrator, in its sole discretion, determines that the participation of such individual is in the best interest of the Company.

Share Authorization. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock. Other equity-based awards that are LTIP Units will reduce the maximum aggregate number of shares of common stock that may be issued under the 2012 Award Plan on a one-for-one basis (i.e., each such unit shall be treated as an award of common stock).

Reallocation of Shares. If any award or grant under the 2012 Award Plan (including LTIP Units) or the 2006 Award Plan expires, is forfeited or is terminated without having been exercised or is paid in cash without a requirement for the delivery of common stock, then any common stock covered by such lapsed, cancelled, expired, unexercised or cash-settled portion of such award or grant and any forfeited, lapsed, cancelled or expired LTIP Units shall be available for the grant of additional other equity-based awards and other awards under the 2006 Award Plan. Any common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any other equity-based award under the 2012 Award Plan will not reduce the number of shares of common stock available under the 2012 Award Plan or the 2006 Award Plan.

Other Equity-Based Awards; LTIP Units. The administrator may grant other equity-based awards under the 2012 Award Plan, including LTIP Units. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, as determined by the administrator. The terms and conditions of other equity-based awards are determined by the administrator.

LTIP Units are a special class of partnership interest in the operating partnership. Each LTIP Unit awarded will be deemed equivalent to an award of one share of common stock under the 2012 Award Plan, reducing the aggregate share authorization under the 2012 Award Plan and the 2006 Award Plan on a one-for-one basis. The Company will not receive a tax deduction for the value of any LTIP Units granted to participants. The vesting period and other forfeiture restrictions for any LTIP Units, if any, will be determined at the time of issuance. LTIP Units, whether or not vested, will receive the same periodic per unit distributions as the Common Units issued by the operating partnership, which distributions will generally equal per share distributions on shares of the Company’s common stock.

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

Amendment; Duration. The board of directors may amend or terminate the 2012 Award Plan at any time; provided, however, that no amendment may adversely impair the rights of participants with respect to outstanding other equity-based awards, including holders of LTIP Units. In addition, an amendment will be contingent on approval of the Company’s stockholders if the amendment would materially increase the aggregate number of shares of common stock that may be issued under the 2012 Award Plan together with the number of shares that may be issued under the 2012 Award Plan (except as provided in connection with certain adjustments related to changes in the Company’s capital structure). No other equity-based awards may be granted under the 2012 Award Plan after January 5, 2016, which is the day before the tenth anniversary of the date that the 2006 Award Plan was adopted by the board of directors. Other equity-based awards, including LTIP Units, granted before such date shall remain valid in accordance with their terms.

13. Fair Value of Derivatives and Financial Instruments

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

We entered into a Rate Cap Agreement on August 29, 2012 which effectively caps the interest rate on one of our variable rate mortgage loans at a strike rate of 5.45%. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The notional amount of the Rate Cap Agreement was $22.7 million with a maturity date of August 30, 2017. We paid a premium of $97,500 upon execution of the Rate Cap agreement. This Rate Cap Agreement is recorded at a net fair value of $49,000 as of September 30, 2012 and included in other assets, net of our condensed consolidated balance sheet. The fair value of our Rate Cap Agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. This derivative is not designated by us to be a hedge, and the change in fair value is recorded to interest expense in the condensed consolidated statements of operations. For the three and six months ended September 30, 2012, the change in fair value resulted in an increase to interest expense of $48,715. See Note 2, Summary of Significant Accounting Policies.

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2012 and December 31, 2011, the fair value of the mortgage loan payables, a Level 2 fair value measurement, was $321.2 million and $260.3 million, respectively, compared to the carrying value of $300.7 million and $243.3 million, respectively.

The fair value of the Amended Consolidated Unsecured Note is estimated using the present value of undiscounted cash flows. As of December 31, 2011, the fair value was $7.4 million compared to a carrying value of $7.8 million. This fair value calculation is considered Level 2. On August 3, 2012, the Amended Consolidated Unsecured Note was paid in full.

14. Business Combinations

For the nine months ended September 30, 2012, we completed the acquisition of four consolidated properties including a submerged parcel of land, adding a total of 953 apartment units to our property portfolio. The aggregate purchase price was $89.6 million, plus closing costs and acquisition fees of $726,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 4, Real Estate Investments – Acquisitions of Real Estate Investments, for a listing of the properties acquired, the dates of acquisitions and the amount of mortgage debt initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2012, we recognized $1.4 million in revenues and $440,000 in net loss for the newly acquired properties. The acquisition date for three properties including a submerged parcel of land pursuant to the Contribution Agreement is August 3, 2012.

In accordance with ASC Topic 805, we allocated the purchase price of the four properties, including the submerged parcel of land included with Overlook, to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in place leases and the above/below market of assumed debt. Certain allocations as of September 30, 2012 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

	Overlook at Daytona	Bay Breeze Villas	Landmark at Emerson Park	Esplanade Apartments

Land	$7,086	$2,640	$3,802	$1,079
Land improvements	462	1,699	1,655	727
Building and improvements	16,389	12,592	23,836	14,099
Furniture, fixtures and equipment	249	172	541	375
In place leases	414	597	916	374
Fair market value of assumed debt	(16,970)	—	—	(9,216)
Other assets/liabilities, net	(157)	(94)	(232)	(227)

Total	7,473	17,606	30,518	7,211
Equity/common unit consideration	(7,760)	(5,090)	—	(3,880)

Net cash consideration	$(287)	$12,516	$30,518	$3,331

Assuming the property acquisitions discussed above had occurred on January 1, 2012, for the three and nine months ended September 30, 2012, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues	$19,232	$57,322
Net loss	$(21,365)	$(27,387)
Net loss attributable to controlling interest	$(21,119)	$(27,141)
Net loss per common share attributable to controlling interest — basic and diluted	$(1.04)	$(1.35)

Assuming the property acquisitions discussed above had occurred on January 1, 2011, for the three and nine months ended September 30, 2011, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Revenues	$18,801	$52,266
Net loss	$(2,872)	$(11,236)
Net loss attributable to controlling interest	$(2,872)	$(11,236)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.14)	$(0.57)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents and restricted cash. Cash is generally invested in investment-grade, short-term instruments. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

As of September 30, 2012, we owned ten properties located in Texas, three properties in Florida, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 53.4%,1.2%, 10.1%, 9.6%, 6.9% and 2.7%, respectively, of our total rental income and other property revenues for the nine months ended September 30, 2012. Our four leased properties accounted for 16.1% of our total rental income and other property revenues for the nine months ended September 30, 2012. As of September 30, 2011, we owned nine properties located in Texas, two properties in Georgia, two properties in Virginia, one property in Tennessee and one property in North Carolina, which accounted for 58.9%, 11.8%, 11.3%, 7.7% and 3.2%, respectively, of our total rental income and other property revenues for the nine months ended September 30, 2011. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

16. Subsequent Events

Subsequent to September 30, 2012, the Company completed the acquisition of 12 of the Contributed Properties, as set forth below (in thousands, except per unit data):

Property Description	Date Acquired	Number of Units	Consideration
			Common Units (1)	Debt (2)	Cash Payment	Prorations	Total Purchase Price
Milana Reserve Apartments – Tampa, FL	October 1, 2012	232	973,411	$10,454	–	$(13)	$18,400
Landmark at Creekside – Atlanta, GA	October 4, 2012	492	2,886,782	$27,763	–	$(434)	$51,724
Lofton Meadows Apartments – Brandenton, FL	October 10, 2012	166	436,220	$7,466	–	$(14)	$11,036
Landmark at Grand Meadow – Melbourne, FL	October 11, 2012	212	674,579	$5,920	–	$(32)	$11,450
Landmark at Magnolia Glen – Hoover, AL	October 19, 2012	1,080	4,260,358	$35,560	$1,000	$282	$71,500 (3)
Landmark at Ridgewood Preserve – Arlington, TX	October 22, 2012	184	452,316	$4,350	–	$(114)	$8,150
Landmark at Heritage Fields – Arlington, TX	October 22, 2012	240	731,049	$5,745	–	$(147)	$11,850
Landmark at Manchester Park – Arlington, TX	October 22, 2012	126	367,461	$2,100	–	$(55)	$5,150
Landmark at Grand Palms – Tampa, FL	October 31, 2012	438	2,341,841	$20,951	–	$37	$40,000
Reserve at Mill Landing – Lexington, SC	November 5, 2012	260	819,036	$12,885	$3,355	$(29)	$23,000
Grand Isles at Baymeadows – Jacksonville, FL	November 8, 2012	352	1,953,785	$16,547	–	$(30)	$32,500
Parkway Grand – Decatur, GA	November 8, 2012	313	996,324	$19,724	–	$66	$27,778

(1)	Common Units represent limited partnership interests in the operating partnership valued at $8.15 per unit.
(2)	Debt outstanding as of the effective date of the Master Agreement.
(3)	Amount includes a $500,000 promissory note issued from the Operating Partnership to one of the contributors.

Mortgage Loan Payables, Net

Mortgage loan payables, net subsequent to September 30, 2012, consisted of the following as of the closing date of the respective acquisition (in thousands):

Property	Interest Rate	Maturity Date	Principal Outstanding
Fixed Rate Debt:
Milana Reserve Apartments – Tampa, FL	4.59%	October 1, 2020	$10,454
Landmark at Creekside – Atlanta, GA	4.87%	August 1, 2017	$27,763
Lofton Meadows Apartments – Bradenton, FL	3.26%	November 1, 2019	$7,466
Landmark at Grand Meadow – Melbourne, FL	3.23%	November 1, 2019	$5,920
Landmark at Magnolia Glen – Hoover, AL	5.40%	March 1, 2018	$35,560
Landmark at Arlington Holdings – Arlington, TX	3.72% (1)	October 22, 2019	$12,195
Landmark at Grand Palms – Tampa, FL (2 mortgages)	5.94% 6.58%	September 1, 2019 September 1, 2019	$18,582 $2,369
Reserve at Mill Landing – Lexington, SC	5.25%	July 11, 2015	$12,885
Parkway Grand – Decatur, GA	6.19%	August 1, 2015	$19,724

Variable Rate Debt:
Grand Isles at Baymeadows – Jacksonville, FL	3.81% (2)	January 1, 2016	$16,547

(1)	The mortgage indebtedness secured by the Landmark at Arlington Holdings properties consists of three first mortgage loans with floating interest rates, which have been effectively fixed through the use of interest rate swap agreements.
(2)	The variable interest rate is 3.81% plus the Freddie Mac Reference Bill Index Rate and is capped at 7.25% per annum.

Declaration of Distributions

On October 25, 2012, our board of directors authorized monthly distributions to our stockholders of record as of the close of business on October 31, November 30, and December 31, 2012. Each such authorized distribution was equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share and 3.68% based upon a purchase price of $8.15 per share value. The October 31, 2012 distribution was paid in November 2012 from legally available funds. The November 30, 2012 and December 31, 2012 distributions will be paid in December 2012 and January 2013, respectively, from legally available funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “the Company,” “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust of America, Inc. and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP, except where the context otherwise requires. Certain defined terms have the meanings ascribed to them in Part I of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2012 and December 31, 2011, together with our results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the effect of the Recapitalization Transaction on our business and prospects; our ability to close the acquisitions of the remaining Contributed Properties and the Andros property; the availability of financing; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in accounting principles generally accepted in the United States of America (“GAAP”) policies and guidelines applicable to REITs; and the availability of sources of capital. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005 and initially capitalized on January 10, 2006. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select U.S. metropolitan areas. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes and we intend to continue to be taxed as a REIT.

From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC (our “Former Advisor”). Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. Pursuant to the terms of the advisory agreement, our Former Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Former Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multi-family property which satisfies our company’s investment objectives. In performing these obligations, our Former Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into leases and service contracts with respect to our investments. During its tenure, our Former Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of the Recapitalization Transaction (as defined below), the advisory agreement with our Former Advisor was terminated and we became self-managed effective August 3, 2012.

On August 3, 2012, the Company and the operating partnership entered into a transaction (the “Recapitalization Transaction”) in connection with which they agreed to do the following:

•

acquire a portfolio of 20 multi-family apartment communities and one parcel of submerged land (the “Contributed Properties”), containing an aggregate of 5,719 units, in exchange for aggregate consideration valued at approximately $435.9 million (subject to customary prorations), including approximately $176.1 million (subject to adjustment based on prorations and principal amortization)

generally comprised of common units of limited partnership interest in the operating partnership valued at $8.15 per unit (“Common Units”) and approximately $11.3 million in cash, as well as the assumption by the Company and the operating partnership of approximately $248.5 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). Eighteen of the Contributed Properties were controlled or managed by Elco Landmark Residential Holdings LLC (“EL”) and/or Elco Landmark Residential Management LLC (“ELRM” and, together with EL, the “EL Companies”), or their affiliates, and three of the Contributed Properties, including Andros Isles Apartments described below, were controlled or managed by DeBartolo Development, LLC and its affiliates (“DeBartolo”);

•

acquire an additional 360-unit multi-family apartment community known as Andros Isles Apartments (“Andros”), in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in Common Units and approximately $6.0 million in cash, as well as the assumption by the Company and the operating partnership of approximately $29.9 million of in-place mortgage indebtedness encumbering the property (based on the principal amount outstanding as of June 30, 2012) (additional consideration of up to $4.0 million is payable for the Andros property subject to an earn-out contingency based on net operating income hurdles over a four-year period);

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

•

issue and sell for cash to DK Landmark, LLC (the “DeBartolo Cash Investor” and, together with the OPTrust Cash Investor, the “Cash Investors”), an affiliate of DeBartolo, an aggregate of $10.0 million in shares of the Company’s 9.75% Series B Cumulative Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), a new series of the Company’s preferred stock having terms that are pari passu with and otherwise substantially similar to the terms of the Series A Preferred Stock, valued at $10.00 per share;

•

issue to the Cash Investors non-detachable warrants, which are stapled to the Series A Preferred Stock and Series B Preferred Stock issued and sold to the Cash Investors, which warrants entitle the Cash Investors to purchase up to an aggregate of $50.0 million in shares of the Company’s common stock at an exercise price per share equal to (i) $9.00 if the warrants are exercised in connection with a change of control or (ii) if the warrants are exercised during the 60-day period following the Company’s first underwritten public offering and, in conjunction with which the Company’s common stock is listed for trading on the New York Stock Exchange, the greater of $9.00 or 80% of the public offering price of the Company’s common stock in such underwritten public offering;

•

issue to EL an aggregate of approximately $1.7 million in shares of the Company’s common stock, at a price of $8.15 per share, to pay (or reimburse) certain transaction fees, costs and expenses associated with the Recapitalization Transaction;

•	terminate the advisory agreement between the Company and the Former Advisor;

•

enter into employment agreements with Stanley J. Olander, Jr., the Company’s chief executive officer,
Gustav G. Remppies, the Company’s president, and B. Mechelle Lafon, the Company’s chief financial officer, treasurer and secretary, as well as Joseph G. Lubeck, the president and chief executive officer of the EL Companies and the new executive chairman of the Company;

•	adopt the Company’s 2012 Other-Equity Based Award Plan (the “2012 Award Plan”); and

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

In connection with the acquisition by the operating partnership of the Contributed Properties, ATA Property Management, LLC, or ATA Property Management, which is a wholly-owned taxable REIT subsidiary of our operating partnership that provides property management services to all of our properties, will assume responsibility for managing each Contributed Property upon closing of each Contributed Property. ATA Property Management entered into a management support services agreement with ELRM pursuant to which ELRM will provide ATA Property Management with certain operational support services with respect to each Contributed Property upon closing of each Contributed Property. ELRM will be entitled to receive a fee equal to 3.0% of the gross receipts at each Contributed Property under the management support services agreement. ATA Property Management can terminate the management support services agreement with respect to any property on 30 days’ notice without penalty. For additional information regarding the Recapitalization Transaction and the agreements entered into in connection therewith, see Note 3, Recapitalization Transaction, to our accompanying condensed consolidated financial statements.

As of September 30, 2012, we owned a total of 19 properties with an aggregate of 4,926 apartment units, comprised of ten properties located in Texas consisting of 2,927 apartment units, three properties in Florida consisting of 599 units, two properties in Georgia consisting of 496 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Tennessee consisting of 350 apartment units, and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $467.3 million. As of September 30, 2012, we also managed four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/ Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned indirect subsidiary. ATA Property Management also serves as the third-party manager for another 33 multi-family apartment communities, owned by unaffiliated third parties. For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments, Note 14, Business Combinations, and Note 16, Subsequent Events.

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

Acquisitions

For information regarding our acquisitions, see Note 3, Recapitalization Transaction, Note 4, Real Estate Investments, Note 14, Business Combinations, and Note 16, Subsequent Events to our accompanying condensed consolidated financial statements.

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

Legal Proceedings

We have been involved in protracted legal proceedings that were decided in our favor on June 27, 2012. On September 18, 2012, the plaintiffs in the Fairfax II Action filed a petition for appeal asking the Supreme Court of Virginia to consider their appeal of the Fairfax Action and the Fairfax II Action. On September 27, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the appeal of the Fairfax Action and the Fairfax II Action. On October 10, 2012, we filed with the Supreme Court of Virginia a brief in opposition to the petition for appeal filed by the plaintiffs in the Fairfax II Action. The Supreme Court of Virginia must now determine whether it will accept the appeal of the plaintiffs in the Fairfax II Action and briefing and oral argument regarding the substance of the appeal. We believe the appeal of the Fairfax II Action is without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe a material loss is probable or estimable at this time. See Note 10, Commitment and Contingencies — Litigation, to our accompanying condensed consolidated financial statements for more information regarding our legal proceedings.

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of apartment communities and our management company.

Except where otherwise noted, the change in our results of operations is primarily due to the consolidation of the operations of NNN/MR Holdings in which we held a wholly-owned interest as of June 17, 2011 and the acquisitions of four of the Contributed Properties during the third quarter of 2012 in connection with the Recapitalization Transaction. Included in NNN/MR Holdings are four multi-family apartment properties that we lease through a master tenant arrangement. These four multi-family properties are managed by ATA Property Management but, because we consolidate their operations, we no longer recognize management fee income. In addition, we had property owners terminate two property management contracts with ATA Property Management on January 25, 2012, which would result in a decrease in management fee income.

Revenues

For the three months ended September 30, 2012 and 2011, revenues were $18.4 million and $16.5 million, respectively. For the three months ended September 30, 2012, revenues were comprised of rental income of $13.4 million, other property revenues of $1.8 million, management fee income of $576,000, and reimbursed income of $2.6 million. For the three months ended September 30, 2011, revenues were comprised of rental income of $11.6 million, other property revenues of $1.5 million, management fee income of $684,000, and reimbursed income of $2.7 million. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

For the nine months ended September 30, 2012 and 2011, revenues were $51.7 million and $45.5 million, respectively. For the nine months ended September 30, 2012, revenues were comprised of rental income of $37.0 million, other property revenues of $4.9 million, management fee income of $2.0 million, and $7.8 million in reimbursed income. For the nine months ended September 30, 2011, revenues were comprised of rental income of $30.8 million, other property revenues of $3.9 million, management fee income of $2.2 million, and $8.6 million in reimbursed income. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

The increase in revenues for the three months ended September 30, 2012 was primarily attributed to the operations of three new apartment communities acquired pursuant to the Recapitalization Transaction and the acquisition of one additional apartment community. The increase in revenues for the nine months ended September 30, 2012 was primarily attributed to the operations of our four leased properties, which were only present for 106 days during the nine months ended September 30, 2011. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations.

The aggregate occupancy for our properties was 95.4% as of September 30, 2012, as compared to 95.3% as of September 30, 2011. The aggregate occupancy of our four leased properties was 93.1% as of September 30, 2012, as compared to 92.1% as of September 30, 2011. As occupancy continues to stabilize throughout our properties, we have achieved revenue growth through increasing rental rates on existing and new residents. The average rental rate for our properties was $904 for the three months ended September 30, 2012, as compared to $870 for the three months ended September 30, 2011. The average rental rate for our four leased properties was $673 for the three months ended September 30, 2012, as compared to $644 for the three months ended September 30, 2011. The average rental rate for our properties was $898 for the nine months ended September 30, 2012, as compared to $855 for the nine months ended September 30, 2011. The average rental rate for our four leased properties was $662 for the nine months ended September 30, 2012, as compared to $639 for the nine months ended September 30, 2011. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term.

Rental Expenses

For the three months ended September 30, 2012 and 2011, rental expenses were $6.9 million and $6.1 million, respectively. For the nine months ended September 30, 2012 and 2011, rental expenses were $18.4 million and $15.3 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Administration	$2,450	$2,070	$6,123	$5,233
Real estate taxes	1,917	1,672	5,471	4,629
Utilities	1,229	1,169	3,262	2,799
Repairs and maintenance	944	931	2,399	2,053
Property management fees	25	—	25	—
Insurance	344	214	1,095	626

Total rental expenses	$6,909	$6,056	$18,375	$15,340

The increase in rental expenses of $853,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to a $380,000 increase in administration expense due to the acquisition of three new apartment communities acquired pursuant to the Recapitalization Transaction and the acquisition of one additional apartment community, a $245,000 increase in real estate taxes due to higher property values, and a $130,000 increase in insurance expense due to increases in premiums.

The increase in rental expenses of $3.0 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily due to a $1.7 million increase in rental expenses related to the operations of the four leased properties which were only present for 106 days in the results for the nine months ended September 30, 2011. After removing the effect of the leased joint venture operations, the remaining increase was attributed to a $265,000 increase in insurance expense due to increases in premiums and a $387,000 increase in real estate taxes due to higher property values.

For the three months ended September 30, 2012 and 2011, rental expenses as a percentage of rental income and other property revenues were 45.5% and 46.2%, respectively, and for the nine months ended September 30, 2012 and 2011, rental expenses as a percentage of rental income and other property revenues were 43.9% and 44.2%, respectively.

Property Lease Expense

For the three months ended September 30, 2012 and 2011, property lease expense was $1.0 million and $1.2 million, respectively, and for the nine months ended September 30, 2012 and 2011, property lease expense was $3.2 million and $1.3 million, respectively. Our property lease expense is due to our four leased multi-family apartment properties. As the master tenants of the four leased multi-family apartment properties, property lease expense is paid monthly to the master landlord. We became the master tenants on June 17, 2011.

Reimbursed Expense

For the three months ended September 30, 2012 and 2011, reimbursed expense was $2.6 million and $2.7 million, respectively, and for the nine months ended September 30, 2012 and 2011, reimbursed expense was $7.8 million and $8.6 million, respectively. ATA Property Management also served as a property manager for 33 and 35 additional multi-family apartment communities as of September 30, 2012 and 2011, respectively. These multi-family apartment communities are owned by unaffiliated third parties. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third parties and recorded as reimbursed income.

General and Administrative Expense

For the three months ended September 30, 2012 and 2011, general and administrative expense was $5.4 million and $2.2 million, respectively. For the nine months ended September 30, 2012 and 2011, general and administrative expense was $10.7 million and $6.6 million, respectively. General and administrative expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Professional and legal fees (a)	$802	$722	$3,085	$2,294
Salaries and benefits expense	883	677	2,163	2,071
Incentive compensation expense (b)	2,984	—	2,984	—
Directors’ and officers’ insurance premiums	65	58	193	162
Directors’ fees	72	28	205	104
Investor-related services	112	81	351	296
Office rent expense (c)	67	59	316	172
Asset management fee	111	283	678	661
Other	286	269	704	817

Total general and administrative expense	$5,382	$2,177	$10,679	$6,577

The increase in general and administrative expense of $3.2 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and the increase in general and administrative expense of $4.1 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, were due to the following:

(a) Professional and legal fees

For the three and nine months ended September 30, 2012, professional and legal fees increased $80,000 and $791,000, respectively, as compared to the three and nine months ended September 30, 2011. The increase in professional and legal fees was due to an increase in external legal fees related to the litigation of the proposed acquisitions of eight apartment communities owned by certain Delaware Statutory Trusts, or the DST Properties.

(b) Incentive compensation expense

For the three and nine months ended September 30, 2012, we incurred incentive compensation expense of $3.0 million in connection with the issuance of our LTIP units.

(c) Office rent expense

For the three and nine months ended September 30, 2012, we incurred office rent expense of $67,000 and $316,000, respectively, as compared to $59,000 and $172,000, respectively, for the three and nine months ended September 30, 2011. The increase in office rent expense is due to the payment of a lease termination fee.

Acquisition-Related Expenses

For the three months ended September 30, 2012 and 2011, we incurred acquisition-related expenses of $15.0 million and $13,000, respectively. For the nine months ended September 30, 2012 and 2011, we incurred acquisition-related expenses of $16.6 million and $785,000, respectively. For the three and nine months ended September 30, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction and the acquisition of one additional property. For the three and nine months ended September 30, 2011, we incurred acquisition-related expenses associated with the termination of the proposed acquisitions of the eight apartment communities owned by the DST Properties.

Depreciation, Amortization and Impairment Loss

For the three months ended September 30, 2012 and 2011, depreciation, amortization and impairment loss was $3.9 million and $3.3 million, respectively. The increase in depreciation and amortization of $611,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to the addition of the new assets resulting from the four acquisitions.

For the nine months ended September 30, 2012 and 2011, depreciation, amortization and impairment loss was $10.5 million and $10.4 million, respectively. The increase in depreciation and amortization of $321,000 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, excluding the impairment loss, was primarily due to the addition of the four new apartment communities to our portfolio.

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

Interest Expense

For the three months ended September 30, 2012 and 2011, interest expense was $4.8 million and $3.1 million, respectively. For the nine months ended September 30, 2012 and 2011, interest expense was $10.9 million and $9.4 million, respectively. Interest expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense on mortgage loan payables	$3,097	$2,929	$8,891	$8,722
Amortization of deferred financing fees — mortgage loan payables	228	68	360	297
Amortization of debt discount	35	34	103	102
Interest expense on unsecured note payable	305	88	478	261
Fair value of cap rate agreement adjustment	49	—	49	—
Interest expense on preferred stock	799	—	799	—
Accretion expense on stapled warrants	259	—	259	—

Total interest expense	$4,772	$3,119	$10,939	$9,382

Interest Income

For the three months ended September 30, 2012 and 2011, interest income was $0. For the nine months ended September 30, 2012 and 2011, interest income was $0 and $1,000, respectively. For the nine months ended September 30, 2011, interest income was primarily related to interest earned on our money market accounts. The change in interest income was due to no cash balances in money market accounts during 2012, as compared to 2011.

Liquidity and Capital Resources

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. We estimate that we will require approximately $4.2 million to pay interest and $364,000 to pay principal on our outstanding mortgage indebtedness in the remaining three months of 2012, based on rates in effect as of September 30, 2012. In addition, we have a mortgage loan that matures on April 19, 2013 and will require $16.6 million to pay principal on the mortgage loan. Prior to the maturity of the mortgage loan, we will seek to either repay the mortgage loan using cash on hand or replace the mortgage loan by either refinancing the existing mortgage loan or obtaining a new mortgage loan, however no assurances can be made that we will be successful.

On May 16, 2012, we exercised an option to extend the original maturity date of the Amended Consolidated Unsecured Note to January 17, 2013, and fixed the interest rate at 14.0% per annum beginning July 17, 2012 with a default interest rate of 16.0% per annum. On August 3, 2012, we repaid the Amended Consolidated Unsecured Note with proceeds from the Recapitalization Transaction. See Note 3, Recapitalization Transaction.

We are required by the terms of the applicable mortgage loan documents to meet certain meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of September 30, 2012, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also are responsible for funding up to $363,000 in capital to the four master tenant subsidiaries of NNN/MR Holdings as of September 30, 2012.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

For the Contributed Properties that close and in the event that we acquire a new property, we will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Concurrently with the execution and delivery of the Master Agreement, on August 3, 2012, the Company entered into a Securities Purchase Agreement with the Cash Investors, pursuant to which the Company issued and sold, and the OPTrust Cash Investor purchased, for cash, 4,000,000 shares of Series A Preferred Stock, as a price of $10.00 per share, and the DeBartolo Cash Investor purchased, for cash 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. Each holder of the Series A and B Preferred Stock are entitled to redeem their shares after two years (the Company has the option to extend the term for up to 36 months) for $10.00 per share plus the sum of 1% of the liquidation preference and any accrued and unpaid distributions. Further, the Company is restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on its common stock or redeeming or otherwise acquiring shares of its common stock, in either case, unless full cumulative distributions on the Series A and B Preferred Stock have been declared and either paid or set aside for payment in full for all past distribution periods.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. There currently are no limits or restrictions on the use of borrowings or the sale of assets that would prohibit us from making the proceeds available for distribution.

We estimate that our expenditures for capital improvements will require approximately $304,000 for the remaining three months of 2012. As of September 30, 2012, we had $823,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows used in operating activities for the nine months ended September 30, 2012 were $10.9 million compared to cash flows provided by operating activities of $4.1 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, cash flows provided by operating activities primarily related to the operations of our 19 properties and to the $1.4 million decrease in restricted cash for property tax and insurance reserves. For the nine months ended September 30, 2011, cash flows provided by operating activities primarily related to the operations of our 15 properties, partially offset by a $749,000 decrease in restricted cash for property tax and insurance reserves. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 were $51.1 and $1.8 million, respectively. For the nine months ended September 30, 2012, cash flows used in investing activities related to the acquisition of real estate operating properties of $46.1 million, capital expenditures of $1.4 million, real estate and escrow deposits of $3.6 million and the change in restricted cash for capital replacement reserves of $293,000 offset by cash received from property management termination fees paid to our taxable REIT subsidiary of $173,000. For the nine months ended September 30, 2011, cash flows used in investing activities related primarily to capital expenditures of $996,000 and contributions to the joint venture of $568,000. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase additional properties, in which case cash flows used in investing activities would likely increase.

Cash flows provided by financing activities for the nine months ended September 30, 2012 were $67.9 million compared to cash flows used in financing activities of $4.4 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, cash flows provided by financing activities related primarily to the proceeds from the issuance of preferred stock of $50.0 million and borrowings on mortgage loan payable of $32.0 million offset by the $7.8 million payment on the unsecured note payable, the payment of our mortgage loan payables of $988,000 and distributions made to our stockholders in the amount of $3.0 million. For the nine months ended September 30, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $650,000 and distributions made to our stockholders in the amount of $3.7 million. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

Distributions

Common Stock

The amount of the distributions we pay to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock (or redeeming or otherwise acquiring shares of our common stock), unless full cumulative distributions on the Series A Preferred Stock and the Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distributions periods.

From March 2009 through February 2011, we paid distributions to our common stockholders in an amount equal to a 6.0% annualized rate, based upon a $10.00 per share purchase price. On February 24, 2011, our board of directors reduced the distribution rate to an amount equal to a 3.0% annualized rate, based upon a $10.00 per share purchase price, beginning on March 1, 2011. Until January 1, 2012, our board of directors authorized distributions based upon daily record dates and paid them monthly in arrears.

Our board of directors has authorized monthly distributions to our common stockholders of record as of January 31, February 29, March 31, April 30, May 31, June 30, July 31, August 31 and September 30, 2012. Each such authorized distribution was equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3% based upon a purchase price of $10.00 per share and 3.68% based upon a purchase price of $8.15 per share value. The January 31, February 29, March 31, April 30, May 31, June 30, July 31, August 31, and September 30 distributions were paid in February, March, April, May, June, July, August, September, and October 2012, respectively, from legally available funds.

For the nine months ended September 30, 2012, we paid aggregate distributions of $4.5 million ($1.5 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated Dividend Reinvestment Plan (the “Amended and Restated DRIP”)), as compared to cash flows used in operating activities of $10.9 million. For the nine months ended September 30, 2011, we paid distributions of $5.9 million ($2.2 million of which was reinvested in shares of our common stock pursuant to our initial Distribution Reinvestment Purchase Plan (the “DRIP”) and the Amended and Restated DRIP), as compared to cash flows provided by operating activities of $4.1 million. From our inception through September 30, 2012, we paid cumulative distributions of $44.2 million ($18.0 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $2.8 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Common Units

The limited partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the nine months ended September 30, 2012, we paid aggregate distributions of $33,000 to holders of our Common Units, which represented the August 31, 2012 distributions and were paid in September 2012. For the nine months ended September 30, 2012, we accumulated aggregate distributions of approximately $44,000, which represented the September 30, 2012 distributions and were paid in October 2012. The October 31, 2012 distributions will be paid in November 2012. Each such distributions for the months of August, September and October were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of our Common Units are subject to the rights, preferences and priorities with respect to distributions to any preferred partnership units.

LTIP Units

The LTIP Units rank pari passu with the Common Units as to the payment of distributions. For the nine months ended September 30, 2012, we paid aggregate distributions of $9,000 to holders of our LTIP Units, which represented the August 31, 2012 distributions and were paid in September 2012. For the nine months ended September 30, 2012, we accumulated aggregate distributions of approximately $10,000, which represented the September 30, 2012 distributions and were paid in October 2012. The October 31, 2012 distributions will be paid in November 2012.

Preferred Stock

The preferred shares are entitled to a 9.75% annual distribution based on $10.00 per share. Distributions accrue and are cumulative from August 3, 2012 and are payable monthly in arrears. Pursuant to the terms of the Series A Preferred Stock and the Series B Preferred Stock, we may, and we elected to, defer payment of accumulated distributions on the preferred shares for a period of three months from the original issue date of such shares (subject to certain conditions and the right to one additional three month deferral). The aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock as of September 30, 2012 were approximately $799,000 (approximately $639,000 in accrued distributions on the Series A Preferred Stock and approximately $160,000 in accrued distributions on the Series B Preferred Stock) and were recorded as interest expense in our condensed consolidated statements of operations. Such accrued but unpaid distributions on the preferred shares have been set aside for payment in full, as required by the terms of the Series A Preferred Stock and the Series B Preferred Stock. The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquation, dissolution or winding up of our company.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of September 30, 2012, our aggregate borrowings were 64.4% of all of the combined fair market value of all of our real estate and real estate-related investments. Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of November 14, 2012 and September 30, 2012, our leverage did not exceed 300.0% of our net assets.

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

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of September 30, 2012, we had 19 mortgage loan payables outstanding in the aggregate principal amount of $300.8 million ($300.7 million, net of discount).

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of September 30, 2012, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2012 (dollars in thousands):

	Payments Due by Period
	Less than 1 Year (2012)	1-3 Years (2013-2014)	4-5 Years (2015-2016)	More than 5 Years (After 2016)	Total
Principal payments — fixed rate debt	$312	$17,057	$40,361	$142,729	$200,459
Interest payments — fixed rate debt	2,678	20,888	16,736	8,497	48,799
Principal payments — variable rate debt	53	16,854	61,415	22,031	100,353
Interest payments — variable rate debt (based on rates in effect as of September 30, 2012)	1,499	4,482	2,178	2,965	11,124

Total	$4,542	$59,281	$120,690	$176,222	$360,735

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

In addition to FFO, we use Modified Funds From Operations, or MFFO, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO, acquisition-related expenses, litigation expenses related to the DST properties, incentive compensation in the form of LTIP units issued in connection with the Recapitalization Transaction, impairment loss, amortization of debt discount and amortization of an above market lease. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt discount and amortization of an above market lease in accordance with the practice guidelines of the Investment Program Association, an industry trade group. MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2012 and 2011 (in thousands except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(20,994)	$(2,063)	$(26,210)	$(6,911)
Add:
Depreciation and amortization	3,873	3,394	10,519	10,198

FFO	$(17,121)	$1,331	$(15,691)	$3,287

Add:
Acquisition-related expenses	15,035	13	16,644	785
Litigation expenses related to DST properties	210	426	1,974	1,243
Incentive compensation – LTIP units	2,984	—	2,984	—
Impairment loss	—	(132)	—	222
Amortization of debt discount	35	34	103	102
Amortization of above market lease	(23)	(20)	(67)	(61)

MFFO	$1,120	$1,652	$5,947	$5,578

Net loss per common share	$(1.03)	$(0.10)	$(1.30)	$(0.35)

FFO per common share — basic and diluted	$(0.84)	$0.07	$(0.78)	$0.17

MFFO per common share – basic	$0.06	$0.08	$0.30	$0.28

MFFO per common share — diluted	$0.05	$0.08	$0.29	$0.28

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(20,994)	$(2,063)	$(26,210)	$(6,911)
Add:
General and administrative expense	5,382	2,177	10,679	6,577
Acquisition-related expenses	15,035	13	16,644	785
Depreciation, amortization and impairment loss	3,873	3,262	10,519	10,420
Interest expense	4,772	3,119	10,939	9,382
Loss from unconsolidated joint venture	—	—	—	59
Less:
Interest income	—	—	—	(1)
Non-controlling interest	(246)	—	(246)	—

Net operating income	$7,822	$6,508	$22,325	$20,311

Material Related Party Arrangements

See Note 11, Related Party Transactions, to the consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for a discussion of the terms of our material related party arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the information regarding market risk, or to the methods we use to manage market risk, previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

The table below presents, as of September 30, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options (in thousands).

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$312	$1,696	$15,361	$25,669	$14,692	$142,729	$200,459	$217,702
Weighted average interest rate on maturing debt	5.09%	5.19%	5.06%	5.47%	5.64%	5.26%	5.30%	—%
Variable rate debt — principal payments	$53	$16,661	$193	$60,907	$508	$22,031	$100,353	$103,448
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2012)	4.75%	4.75%	2.51%	2.49%	2.49%	2.49%	2.86%	—%

Mortgage loan payables were $300.8 million ($300.7 million, net of discount) as of September 30, 2012. As of September 30, 2012, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.46% to 5.94% per annum and a weighted average effective interest rate of 4.49% per annum. As of September 30, 2012, we had $200.5 million ($200.3 million, net of discount) of fixed rate debt, or 66.6% of mortgage loan payables, at a weighted average interest rate of 5.30% per annum and $100.3 million of variable rate debt, or 33.4% of mortgage loan payables, at a weighted average effective interest rate of 2.86% per annum.

An increase in the variable interest rate on our three variable interest rate mortgages constitutes a market risk. As of September 30, 2012, a 0.50% increase in London Interbank Offered Rate would have increased our overall annual interest expense by $502,000, or 3.52%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of insufficient segregation of duties which didn’t allow for adequate levels of review.

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

On March 22, 2011, Internacional Realty, Inc. and several DST investors filed a complaint against us and other parties in the Circuit Court of Fairfax County, or the Fairfax II Action. The Fairfax II Action contains many of the same factual allegations and seeks the rescission of both the purchase agreements and the asset purchase agreement. On May 9, 2011, all defendants in the Cook County Action filed a motion to dismiss the action. On June 7, 2011, the Circuit Court of Cook County, Illinois stayed the Cook County Action until December 7, 2011 pending developments in the Fairfax litigation. On February 16, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the proceedings in the Fairfax Action and the Fairfax II Action. On July 26, 2012, the court in the Cook County Action scheduled a hearing on the defendants’ motion to dismiss for September 27, 2012. On October 5, 2011, the parties to the Fairfax Action and the Fairfax II Action entered into a settlement agreement that was subject to various conditions, which were not satisfied. The Fairfax Action and the Fairfax II Action went to trial beginning on April 9, 2012, and on June 27, 2012 the court ruled in our favor on all claims asserted against us. Accordingly, we have no liability as a result of these lawsuits. On September 18, 2012, the plaintiffs in the Fairfax II Action filed a petition for appeal asking the Supreme Court of Virginia to consider their appeal of the Fairfax Action and the Fairfax II Action. On September 27, 2012, the court in the Cook County Action further stayed that matter until the conclusion of the appeal of the Fairfax Action and the Fairfax II Action. On October 10, 2012, we filed with the Supreme Court of Virginia a brief in opposition to the petition for appeal filed by the plaintiffs in the Fairfax II Action. The Supreme Court of Virginia must now determine whether it will accept the appeal of the plaintiffs in the Fairfax II Action and briefing and oral argument regarding the substance of the appeal. We believe the appeal of the Fairfax Action II is without merit and we have defended, and intend to continue to defend, the claims vigorously. However, there is no assurance that we will be successful in our defense. We have not accrued any amount for the possible outcome of this litigation because management does not believe a material loss is probable or estimable at this time.

Other than the foregoing, we are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012, except as provided below.

On August 3, 2012, we and our operating partnership entered into a series of definitive agreements (“Contribution Agreements”), which collectively set forth the terms and conditions pursuant to which we and our operating partnership have agreed to and one parcel of submerged land, among other things, acquire a portfolio of multi-family apartment communities, including 20 multi-family apartment communities containing an aggregate of 5,719 units, and a 360-unit multi-family apartment community known as Andros Isles Apartments (collectively, the “Properties”), in exchange for consideration consisting primarily of cash and common units of limited partnership interest in the operating partnership, as well as the assumption by us and our operating partnership of certain mortgage indebtedness encumbering the Properties. The transactions relating to the Properties closed in escrow pending receipt of the required lender consents and the satisfaction of certain other various customary closing conditions. Since August 3, 2012, certain of the acquisitions of the Properties have been completed. However, there is no assurance that the conditions to closing for the remaining Properties will be satisfied. Further, lenders may refuse to provide their consent or they may condition such consent on our compliance with additional restrictive covenants that limit our operating flexibility. Failure to satisfy closing conditions may delay or prevent the closing of some or all of the remaining acquisitions of the Properties, which could have an adverse effect on our ability to grow through the acquisitions of the Properties and therefore adversely impact our business, financial condition and results of operations. In addition, the acquisitions of the Properties may involve additional risks, including:

•	the risk that the acquired Properties may not perform in accordance with expectations;

•	risks associated with integrating the management and financial reporting of the acquired Properties;

•	conflicts of interest arising from the continued affiliation of two of our new directors, Joseph Lubeck and Michael Salkind, with the sellers of the Properties; and

•

conflicts of interest arising from the continued affiliation of Messrs. Lubeck and Salkind with Elco Landmark Residential Management LLC, which will provide certain operational support services with respect to the Properties pursuant to a management support services agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On each July 9, 2012 and August 3, 2012, we issued 583 shares of common stock to each of Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, for the performance of services by our Former Advisor, in accordance with our advisory agreement.

On August 3, 2012, in connection with the Recapitalization Transaction, we granted 197,040 LTIP Units to Stanley J. Olander, 147,040 LTIP Units to Gustav G. Remppies and 22,040 LTIP Units to Joseph G. Lubeck. LTIP Units are a special class of partnership interests in the operating partnership.

On August 3, 2012, in connection with the Recapitalization Transaction, we issued and sold to the OPTrust Cash Investor, for cash, 4,000,000 shares of our Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $40.0 million.

On August 3, 2012, in connection with the Recapitalization Transaction, we issued and sold to DK Landmark, LLC, for cash, 1,000,000 shares of our Series B Preferred stock, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

On August 3, 2012, in connection with the Recapitalization Transaction, we issued to Elco Landmark Residential Holdings, LLC 202,946 shares of our common stock valued at $8.15 per share, for an aggregate consideration of approximately $1.7 million.

On August 3, 2012, in connection with the Recapitalization Transaction, we issued to Elco North America, Inc. 22,040 shares of our common stock valued at $8.15 per share, for an aggregate consideration of approximately $180,000.

On August 3, 2012, in connection with the Recapitalization Transaction, we issued to the Cash Investors non-detachable warrants to purchase an aggregate of $50.0 million in shares of our common stock at an exercise price per share of common stock equal to (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant or (ii) the greater of $9.00 and 80.0% of the public offering price of our common stock in an initial public offering if the warrants are being exercised during the 60-day period following the initial public offering. The warrants will become exercisable at any time and from time to time prior to the expiration of the warrants following the completion of the initial public offering and in connection with a change of control.

On August 28, 2012, in connection with completion of the acquisition of certain of the Contributed Properties, we issued to Joseph G. Lubeck, a director of our company and the executive chairman of the board of directors, 257,669 shares of our common stock valued at $8.15 per share, for an aggregate consideration of approximately $2.1 million.

On August 28, 2012, in connection with the completion of the acquisition of certain of the Contributed Properties, we issued 206,931 operating partnership units in our operating partnership to AMDG Diplomatic Partners, LP. The units are valued at $8.15 per share, for an aggregate consideration of approximately $1.7 million.

The shares referenced in this Item 2 were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance upon the exemption from the registration set forth in Section 4(2) of the Securities Act. There were no other sales of unregistered securities in the three months ended September 30, 2012.

Use of Public Offering Proceeds

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors approved the Amended and Restated DRIP. On March 25, 2011, we filed a registration statement on Form S-3 with the SEC (Registration No. 333-173104) to register shares issuable pursuant to the Amended and Restated DRIP. The Form S-3 became effective automatically upon filing. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment at $9.50 per share, for a maximum offering up to $95,000,000. As of September 30, 2012, a total of $3.4 million in distributions was reinvested and 362,504 shares of our common stock were issued pursuant to the Amended and Restated DRIP. As of September 30, 2012, we used $3.4 million in distributions reinvested under the Amended and Restated DRIP for working capital purposes.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

November 14, 2012	By:	/s/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

November 14, 2012	By:	/s/ B. MECHELLE LAFON
Date		B. Mechelle Lafon
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Fourth Articles of Amendment to the Articles of Amendment and Restatement of Apartment Trust of America, Inc. dated August 6, 2012 (included as Exhibit 3.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.6	Articles Supplementary of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2012, and incorporated herein by reference)

3.7	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series A Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.8	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series B Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.2 to our Current Report on Form 8-K field on August 8, 2012, and incorporated herein by reference)

3.9	Amended and Restated Bylaws of Apartment Trust of America (included as Exhibit 3.4 of our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.10	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.11	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.12	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.13	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

10.1	Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.2	Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.3	Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.4	Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.5	Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.6	Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.7	Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.8	Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.9	Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.10	Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.11	Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.12	Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.13	Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.14	Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.15	Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.16	Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.17	Interest Contribution Agreement (Landmark at Grand Meadows - Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.18	Interest Contribution Agreement (Landmark at Grand Meadows - Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.19	Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.20	Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.21	Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.22		Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.23		Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.24		Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.25		Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.26		Corporate Governance Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holdings LLC (included as Exhibit 10.26 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.27		Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc. and ROC REIT Advisors, LLC (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.28		Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.29		Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.30		Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.31		Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.32		Form of LTIP Unit Award Vesting Agreement (included as Exhibit 10.32 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.33		Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.34		Amendment No. 2 to the 2006 Incentive Award Plan of Apartment Trust of America, Inc (included as Exhibit 10.34 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.35		Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.36		Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.