Form 10-Q/A
period 2012-09-30
Landmark Apartment Trust of America, Inc.
filed 2012-12-12
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Landmark Apartment Trust of America, Inc. (the “Company”) hereby amends the Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, initially filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Form 10-Q”), to correct a typographical error in the interest expense line item for the nine months ended September 30, 2011, as set forth in our Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011. The correction of the typographical error does not have a material effect on the financial statements presented in the Original Form 10-Q.

No other changes have been made to the Original Form 10-Q, and this amendment does not reflect any subsequent events occurring after the filing of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$13,399	$11,561	$36,958	$30,835
Other property revenues	1,801	1,544	4,906	3,865
Management fee income	576	684	2,010	2,226
Reimbursed income	2,637	2,692	7,813	8,552

Total revenues	18,413	16,481	51,687	45,478
Expenses:
Rental expenses	6,909	6,056	18,375	15,340
Property lease expense	1,045	1,225	3,174	1,275
Reimbursed expense	2,637	2,692	7,813	8,552
General and administrative expense	5,382	2,177	10,679	6,577
Acquisition-related expenses	15,035	13	16,644	785
Loss from unconsolidated joint venture	—	—	—	59
Depreciation, amortization and impairment loss	3,873	3,262	10,519	10,420

Total expenses	34,881	15,425	67,204	43,008

(Loss) income from operations	(16,468)	1,056	(15,517)	2,470
Other (expense) income:
Interest expense	(4,772)	(3,119)	(10,939)	(9,382)
Interest income	—	—	—	1

Net loss	(21,240)	(2,063)	(26,456)	(6,911)

Less: Net loss attributable to redeemable non-controlling interests in operating partnership	246	—	246	—
Net loss attributable to common stockholders	$(20,994)	$(2,063)	$(26,210)	$(6,911)

Net loss per common share — basic and diluted	$(1.03)	$(0.10)	$(1.30)	$(0.35)

Weighted average number of common shares outstanding — basic and diluted	20,331,515	19,857,026	20,113,002	19,778,054

Distributions declared per common share	$0.08	$0.08	$0.23	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

December 12, 2012	By:	/s/ STANLEY J. O LANDER , JR .
Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

December 12, 2012	By:	/s/ B. MECHELLE LAFON
Date		B. Mechelle Lafon
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Fourth Articles of Amendment to the Articles of Amendment and Restatement of Apartment Trust of America, Inc. dated August 6, 2012 (included as Exhibit 3.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.6	Articles Supplementary of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2012, and incorporated herein by reference)

3.7	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series A Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.8	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series B Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.2 to our Current Report on Form 8-K field on August 8, 2012, and incorporated herein by reference)

3.9	Amended and Restated Bylaws of Apartment Trust of America (included as Exhibit 3.4 of our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.10	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.11	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.12	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.13	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

10.1	Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.2	Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.3	Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.4	Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.5	Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.6	Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.7	Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.8	Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.9	Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.10	Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.11	Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.12	Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.13	Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.14	Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.15	Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.16	Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.17	Interest Contribution Agreement (Landmark at Grand Meadows - Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.18	Interest Contribution Agreement (Landmark at Grand Meadows - Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.19	Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.20	Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.21	Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.22	Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.23	Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.24	Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.25	Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.26	Corporate Governance Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holdings LLC (included as Exhibit 10.26 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.27	Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc. and ROC REIT Advisors, LLC (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.28	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.29	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.30	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.31	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.32	Form of LTIP Unit Award Vesting Agreement (included as Exhibit 10.32 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.33	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.34	Amendment No. 2 to the 2006 Incentive Award Plan of Apartment Trust of America, Inc (included as Exhibit 10.34 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.35	Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.36	Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Previously provided. XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.