Form 10-Q/A
period 2012-09-30
Landmark Apartment Trust of America, Inc.
filed 2013-03-20
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

On March 18, 2013, the audit committee of the board of directors of Landmark Apartment Trust of America, Inc. (the “Company”), acting on the recommendation of management, and after consultation with Ernst & Young, LLP, the Company’s independent registered public accounting firm, determined that the Company will restate its previously issued financial statements for the quarterly period ended September 30, 2012. During the preparation of its Annual Report on Form 10-K for the year ended December 31, 2012, as a result of enhancements to the design on the Company’s internal controls, the Company identified a classification error related to the presentation of the redeemable non-controlling interest in the Company’s operating partnership in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (as amendment by Amendment No. 1 to the Form 10-Q filed with the SEC on December 12, 2012, the “Form 10-Q”). This error resulted in the overstatement of redeemable non-controlling interests presented in the mezzanine section of the balance sheet of the Form 10-Q of approximately $14.6 million with a corresponding understatement of stockholders’ equity. The reclassification error did not have an impact on the Company’s total of liabilities and equity, income from operations, net income or cash flows as of or for the three and nine months ended September 30, 2012.

Accordingly, the Company is filing this Amendment No. 2 to the Form 10-Q (“Amendment No. 2”) for the purpose of amending and restating its unaudited consolidated financial statements and related disclosures for the quarterly period ended September 30, 2012. The following items in this Amendment No. 2 have been amended to give effect to the restatement of our consolidated unaudited financial statements:

•	Item 1. Financial Statements

•	Item 4. Controls and Procedures

•	Item 6. Exhibits

In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amendment No. 2, as Exhibits 31.1, 31.2 and 32.1, respectively. No other changes have been made to the Form 10-Q and this Amendment No. 2 does not reflect any subsequent events occurring after the filing of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q. This Amendment No. 2 incorporates the changes set forth in Amendment No. 1 to Form 10-Q filed with the SEC on December 12, 2012.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(In thousands, except for share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$417,574	$338,846
Cash and cash equivalents	6,986	1,091
Accounts receivable	1,481	1,210
Restricted cash	8,430	6,745
Goodwill	3,751	3,751
Real estate and escrow deposits	3,565	—
Identified intangible assets, net	5,251	3,595
Other assets, net	4,351	1,457

Total assets	$451,389	$356,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$300,678	$243,332
Unsecured note payable	—	7,750
Series A cumulative non-convertible redeemable preferred stock with stapled warrants	40,207	—
Series B cumulative non-convertible redeemable preferred stock with stapled warrants	10,052	—
Accounts payable and accrued liabilities	13,151	9,954
Accounts payable due to affiliates	26	15
Security deposits, prepaid rent and other liabilities	2,041	2,521

Total liabilities	366,155	263,572

Equity:
Stockholders’ equity:

Common stock, $0.01 par value; 300,000,000 shares authorized; 20,597,677 and 19,935,953 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	206	199
Additional paid-in capital	186,069	177,516
Accumulated deficit	(115,347)	(84,592)

Total stockholders’ equity	70,928	93,123
Redeemable non-controlling interests in operating partnership	14,306	—

Total equity	85,234	93,123

Total liabilities and equity	$451,389	$356,695

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012

(In thousands, except for share data)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non-Controlling Interests in Operating Partnership	Total Equity
BALANCE — December 31, 2011	19,935,953	$199	$177,516	$(84,592)	$93,123	$—	$93,123
Issuance of common stock	482,655	5	3,929	—	3,934	—	3,934
Issuance of LTIP units	—	—	2,984	—	2,984	—	2,984
Offering costs	—	—	(7)	—	(7)	—	(7)
Issuance of vested and nonvested restricted common stock	4,000	—	8	—	8	—	8
Issuance of common stock to our Former Advisor	13,992	—	126	—	126	—	126
Issuance of common stock under the DRIP	161,077	2	1,476	—	1,478	—	1,478
Amortization of deferred compensation	—	—	37	—	37	—	37
Distributions	—	—	—	(4,545)	(4,545)	(78)	(4,623)
Issuance of limited partnership units for acquisitions of properties	—	—	—	—	—	14,630	14,630
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	(246)	(246)
Net loss attributable to common stockholders	—	—	—	(26,210)	(26,210)	—	(26,210)

BALANCE — September 30, 2012	20,597,677	$206	$186,069	$(115,347)	$70,928	$14,306	$85,234

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

Restatement

As disclosed in Note 9, Redeemable Non-Controlling Interests in Operating Partnership, in August 2012, we issued redeemable Common Units of limited partnership interests in our operating partnership as consideration for the purchase of four Contributed Properties, including a submerged parcel of land acquired during the three months ended September 30, 2012. These Common Units are redeemable at the option of the holder, and the redemption value of those Common Units was previously misclassified in the mezzanine section of our condensed consolidated balance sheet as of September 30, 2012. The redeemable Common Units should have been classified within the equity section, as settlement of the Common Units upon redemption, is in either unregistered shares or cash and is within our control. We previously incorrectly disclosed that the non-controlling interest was redeemable in exchange for registered shares or cash.

The accompanying condensed consolidated financial statements as of September 30, 2012 and the three and nine months then ended have been rested to correct the error. The reclassification has no impact on the previously reported condensed consolidated statement of operations, nor does it have any effect on the previously reported condensed consolidated statements of cash flows. The changes to our condensed consolidated balance sheet and condensed consolidated statement of equity are set forth below. No line items in our condensed consolidated balance sheet and condensed consolidated statement of equity were affected other than those outlined below.

Condensed Consolidated Balance Sheet as of

September 30, 2012

	Previously Reported	Restated
Redeemable non-controlling interests in operating partnership (mezzanine)	14,630	—
Additional paid-in capital	185,745	186,069
Total stockholders’ equity	70,604	70,928
Redeemable non-controlling interests in operating partnership (equity)	—	14,306
Total equity	70,604	85,234

Condensed Consolidated Statement of Equity as of

September 30, 2012

The table below summarizes adjustments to the condensed consolidated statement of equity for the nine months ended September 30, 2012. That financial statement now includes an additional column heading titled Redeemable non-controlling interests in operating partnership. Changes in Redeemable non-controlling interests in operating partnership reflect the issuance of Common Units of $14.6 million during the quarter as well as the net loss attributable to redeeming non-controlling interests in operating partnership of $(246,000) and distributions paid to the holders of the Common Units of $(78,000).

	Previously Reported	Restated
Distributions	(4,545)	(4,623)
Issuance of limited partnership units for acquisitions of properties	—	14,630
Change in equity due to non-controlling interest	(324)	—
Net loss attributable to redeemable non-controlling interests in operating partnership	—	(246)
Balance of total equity	70,604	85,234

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

9. Redeemable Non-Controlling Interests in Operating Partnership

Redeemable non-controlling interests in operating partnership represents the limited partnership interests in our operating partnership held by third party entities. On August 3, 2012, in connection with the Recapitalization Transaction, we agreed to acquire the Contributed Properties in exchange for the issuance of Common Units from our operating partnership. The Common Units have the rights and preferences as set forth in our partnership agreement, and, following a 12-month holding period, become redeemable at the option of the holder, at which time we have the discretion to exchange the Common Units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed Common Units, multiplied by (B) the “cash amount” (as defined in our partnership agreement).However, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption and we elect to redeem the Common Units for cash rather than unrestricted common stock, the cash redemption amount will be $8.15 per redeemed Common Unit. These non-controlling interests are recorded as equity in our condensed consolidated balance sheet due to our ability at our sole discretion to redeem Common Units for unregistered shares.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of insufficient segregation of duties which did not allow for adequate levels of review.

Subsequent to the original filing of this Form 10-Q, our management became aware that the Company had incorrectly classified redeemable noncontrolling interests in the operating partnership in the mezzanine section of the consolidated balance sheet as of September 30, 2012. The discovery of this error resulted in a restatement of our quarterly financial statements as of September 30, 2012, which are included in this report on Form 10-Q/A, in order to correctly classify the securities within equity. Management previously concluded that our disclosure controls and procedures were not effective as of September 30, 2012 and management continues to support that conclusion as of such period.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

March 20, 2013	By:	/s/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

March 20, 2013	By:	/s/ B. MECHELLE LAFON
Date		B. Mechelle Lafon
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

The following exhibits are included, or incorporated by reference, in this Second Amendment to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Fourth Articles of Amendment to the Articles of Amendment and Restatement of Apartment Trust of America, Inc. dated August 6, 2012 (included as Exhibit 3.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.6	Articles Supplementary of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2012, and incorporated herein by reference)

3.7	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series A Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.8	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series B Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.2 to our Current Report on Form 8-K field on August 8, 2012, and incorporated herein by reference)

3.9	Amended and Restated Bylaws of Apartment Trust of America (included as Exhibit 3.4 of our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.10	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.11	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.12	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.13	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

10.1	Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.2	Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.3	Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.4	Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.5	Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.6	Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.7	Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.8	Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.9	Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.10	Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.11	Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.12	Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.13	Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.14	Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.15	Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.16	Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.17	Interest Contribution Agreement (Landmark at Grand Meadows—Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.18	Interest Contribution Agreement (Landmark at Grand Meadows—Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.19	Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.20	Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.21	Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.22	Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.23	Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.24	Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.25	Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.26	Corporate Governance Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holdings LLC (included as Exhibit 10.26 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.27	Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc. and ROC REIT Advisors, LLC (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.28	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.29	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.30	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.31	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.32	Form of LTIP Unit Award Vesting Agreement (included as Exhibit 10.32 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.33	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.34	Amendment No. 2 to the 2006 Incentive Award Plan of Apartment Trust of America, Inc (included as Exhibit 10.34 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.35	Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.36	Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.