Form 10-K
period 2012-12-31
Landmark Apartment Trust of America, Inc.
filed 2013-03-20
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐        No  ☑

While there is no established market for the Registrant’s shares of common stock, the Registrant currently has an effective public offering of shares of its common stock under its Second Amended and Restated Distribution Reinvestment Plan, which was adopted pursuant to a Registration Statement on Form S-3. The last price paid to acquire a share pursuant to the Registrant’s Second Amended and Restated Distribution Reinvestment Plan was $8.15 per share. There were approximately 19,984,749 shares of common stock held by non-affiliates at June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 6, 2013, there were 21,724,510 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2013 annual stockholders’ meeting, which is expected to be filed no later than April 30, 2013, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Landmark Apartment Trust of America, Inc.

(A Maryland Corporation)

PART I

Item 1.    Business.

The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust of America, Inc. (f/k/a Apartment Trust of America, Inc.) and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP (f/k/a Apartment Trust of America Holdings, LP), except where the context otherwise requires.

Our Company

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select metropolitan areas in the Southern United States. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We are self-administered and self-managed, in that we provide our own investment, administrative and management services internally through our own employees. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous public offerings of shares of our common stock for $10.00 per share pursuant to our primary offering, and $9.50 per share pursuant to our distribution reinvestment plan, or DRIP.

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, to be effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined by reference to the recently completed Recapitalization Transaction (as defined below) that the fair value of a share of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value.

As of December 31, 2012, we owned a total of 31 properties and one parcel of submerged land with an aggregate of 9,021 apartment units, comprised of 13 properties located in Texas consisting of 3,477 apartment units, eight properties located in Florida consisting of 1,999 apartment units, four properties in Georgia consisting of 1,301 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Alabama consisting of 1,080 apartment units, one property in Tennessee consisting of 350 apartment units, one property in South Carolina consisting of 260 apartment units and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $779.9 million. As of December 31, 2012, we also managed four properties with an aggregate of 1,066 units leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. Until December 29, 2012, we also served as the third-party manager for another 33 properties. We estimate that our annual management fee income will decrease by $2.7 million due to the termination of the property management contracts for these properties.

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or G&E REIT Advisor, pursuant to an advisory agreement. From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Former Advisor. Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. Pursuant to the terms of the advisory agreement, our Former Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Former Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multifamily property which satisfies our company’s investment objectives. In performing these obligations, our Former Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into leases and service contracts with respect to our investments. During its tenure, our Former Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of the Recapitalization Transaction, the advisory agreement with our Former Advisor was terminated and we became self-managed effective August 3, 2012.

Key Developments During 2012 and 2013

•

On August 3, 2012, we and our operating partnership entered into a master contribution and recapitalization agreement and a series of separate interest contribution agreements (the agreements and the transactions thereunder are collectively referred to herein as the Recapitalization Transaction) to acquire a total of 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units, in exchange for aggregate consideration valued at approximately $480.9 million (subject to customary proration), including (i) approximately $185.2 million (subject to adjustment based on customary prorations and principal amortization) generally comprised of common units of operating partnership interests in the operating partnership, valued at $8.15 per unit; (ii) approximately $17.3 million in cash; and (iii) the assumption by us and the operating partnership of approximately $278.4 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). The acquisition of one of the Contributed Properties, known as Andros Isles Apartments, or the Andros Property, is subject to certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period. Eighteen of the multifamily apartment communities and the parcel of submerged land are or were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to herein as the ELRM Parties). The three remaining Contributed Properties are or were controlled or managed by DeBartolo Development, LLC and its affiliates. We paid the Former Advisor an acquisition fee of $4.0 million in connection with the Recapitalization Transaction. We also paid an acquisition fee of $2.0 million to Joseph G. Lubeck, the president and chief executive officer of the ELRM Parties and an acquisition fee of $2 million to EL. As a result of the Recapitalization Transaction, Mr. Lubeck became executive chairman of our company.

•	Between August 28, 2012 and March 20, 2013, we completed the acquisition of 17 of the Contributed Properties, consisting of 16 multifamily apartment communities and the parcel of submerged land.

•

In connection with the Recapitalization Transaction, we issued and sold 4,000,000 shares of newly created Series A Cumulative Non-Convertible Redeemable Preferred Stock, or the Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $40.0 million, and 1,000,000 shares of newly created Series B Cumulative Non-Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million.

•	On February 21, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million.

•

On March 7, 2013, we and our operating partnership, as the borrower, entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130.0 million, or the Credit Facility, with Bank of America, N.A., as administrative agent, and Citibank, as syndication agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50.0 million. We will use proceeds from the Credit Facility for general corporate purposes, including to refinance existing debt on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. As of March 7, 2013, three of our properties were pledged as collateral under the Credit Agreement, and we had drawn $17.4 million under the Credit Facility at a current annual interest rate of 2.95% which represents the London Interbank Offered Rate, or LIBOR, based on a one month interest period plus a base rate. This is the initial amount of credit available under the Credit Agreement. The amount available will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility.

•

On March 14, 2013, we, through our operating partnership, completed the acquisition, or the ELRM Transaction, of the management operations of the ELRM Parties and another affiliated entity, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership, or the Timbercreek Fund. The aggregate consideration that the ELRM Parties and the affiliated entity will receive in connection with the ELRM Transaction will be up to $26.2 million (subject to certain adjustments and clawbacks), and consists of restricted units of limited partnership interests in the operating partnership, valued at $8.15 per unit and having an aggregate value of $16.2 million and $10.0 million payable under a promissory note. During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, the operating partnership will also purchase 300,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances as described below). Additionally, an affiliate of EL will have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of EL and its affiliates.

Our Structure

The following is a diagram of our organizational structure as of December 31, 2012:

(1)	As of December 31, 2012, officers, directors and their affiliates owned approximately 2.5% of our outstanding shares of common stock.

(2)	2335887 Limited Partnership is an affiliate of OPSEU Pension Trust, or OP Trust, which is an affiliate of Robert A.S. Douglas, one of our directors.

(3)	DK Landmark, LLC is an affiliate of DeBartolo Development, LLC, which is an affiliate of Edward M. Kobel, one of our directors.

(4)	As of December 31, 2012, 79.62% of the outstanding limited partnership interests in our operating partnership was held by our officers, directors or their affiliates.

(5)	As of December 31, 2012, 100% of the outstanding LTIP units was held by our officers, directors or their affiliates.

Principal Offices

Our principal executive offices are located at 4901 Dickens Road, Suite 101, Richmond, Virginia 23230 and the telephone number is (804) 237-1335. The e-mail address of our investor relations department is latinfo@latreit.com. Our annual, quarterly, current reports, and amendments to those reports, can be accessed on our web site at www.landmarkapartmenttrust.com or the web site of the SEC at www.sec.gov and printed free of charge.

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

Decisions relating to the purchase or sale of investments are made by our management, subject to the oversight and approval of our board of directors.

Business Strategy

We believe the following will be key factors for our success in meeting our objectives:

Following Demographic Trends and Population Shifts to Find Attractive Tenants in Quality Apartment Community Markets

According to the U.S. Census Bureau, nearly 80.0% of the estimated total U.S. population growth between 2000 and 2030 will occur in the Southern and Western regions of the United States. We will emphasize property acquisitions in targeted markets in the Southern U.S. that seem likely to benefit from the ongoing population shift and/or are poised for strong economic growth. We further believe that these markets will likely attract quality tenants who have good income and a strong credit profile and choose to rent an apartment rather than buy a home because of their life circumstances. For example, they may be baby-boomers or retirees who desire freedom from home maintenance costs and property taxes. They may also be individuals who need housing while awaiting selection or construction of a home. We believe that attracting and retaining quality tenants strongly correlates with the likelihood of providing stable cash flows to our investors as well as increasing the value of our properties.

The current market environment has made it more difficult to qualify for a home loan, and the down payment required to purchase a new home may be substantially greater than it has been in the past, potentially making home ownership more expensive. We believe that, as the pool of potential renters increases, the demand for apartments is also likely to increase. With this increased demand, we believe that it may be possible to raise rents and decrease rental concessions in the future at our apartment communities, including those we may acquire.

Leveraging the Experience of Our Management

We believe that a critical success factor in property acquisition lies in having a management team that possesses the expertise to identify and underwrite below-market acquisition opportunities, strategically refurbish and re-lease such properties, and move quickly when an opportunity presents itself to buy or sell a property. Our management team possesses considerable experience in the apartment housing sector, which we believe will help enable us to identify appropriate opportunities to buy and sell properties to meet our objectives and goals.

Each of our key executives has considerable experience building successful real estate companies. As an example, Joseph G. Lubeck, our executive chairman, has 30 years of experience in the multi-family real estate business, and has orchestrated and overseen the acquisition, renovation, repositioning and management or sale of over 100,000 apartment units. Likewise, Stanley J. Olander, Jr., our chief executive officer and a member of our board of directors, has been responsible for the acquisition and financing of approximately 40,000 apartment units, has been an executive in the real estate industry for almost 30 years and previously served as president and chief financial officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc., or Cornerstone, a publicly-traded apartment REIT. Gustav G. Remppies, our president, is the former chief investment officer of Cornerstone, where he oversaw the growth of that company. B. Mechelle Lafon, our chief financial officer, served as the corporate controller of UDR, Inc., a publicly-traded apartment REIT, where she supervised the corporate accounting, financial reporting and payroll departments.

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

Acquisition Standards

We generally invest in metropolitan areas that are projected to have population growth rates in excess of the national average and that we believe will continue to perform well over time. While our acquisitions are not limited to any state or geographic region, we will emphasize property acquisitions in regions of the U.S. that seem likely to benefit from the shifts of population and assets and/or are poised for strong economic growth, primarily in the Southern U.S.

We aim to realize value and unrealized cash flow through the below market acquisition and repositioning of mid-income multifamily properties. Our primary investment focus is existing apartment communities that produce immediate rental income. However, we may acquire newly developed apartment communities with some lease-up risk if we believe the investment will result in long-term benefits for our stockholders.

We generally seek to acquire well located and well-constructed properties where the average income of the tenants generally exceeds the average income for the metropolitan area in which the community is located. We expect that all of our apartment communities will lease to their tenants under similar lease terms, and that substantially all of the leases will be for a term of one year or less. We believe that the relatively short lease terms that are customary in most markets may allow us to aggressively raise rental rates in appropriate circumstances.

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

We believe that our acquisition strategy benefits our stockholders for the following reasons:

•	We seek to purchase apartment communities at favorable prices and obtain immediate income from tenant rents, with the potential for appreciation in value over time.

•	We seek to preserve capital through selective acquisitions and professional management, whereby we intend to increase rental rates, maintain high occupancy rates, reduce tenant turnover, make value-

enhancing and income-producing capital improvements, where appropriate, and control operating costs and capital expenditures.

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

We believe, based on our management’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors, including:

•	geographic location and type;

•	construction quality and condition;

•	potential for repositioning and capital appreciation;

•	the general credit quality of current and potential tenants;

•	potential for rent increases;

•	the interest rate environment;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment of the property and acquisition under applicable federal, state and local tax and other laws and regulations.

Our management has substantial discretion with respect to the selection of specific properties.

We do not purchase any property unless and until we obtain an environmental assessment, at a minimum a Phase I review, and generally are satisfied with the environmental status of the property, as determined by our management.

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

Real Estate Investments

Our management makes recommendations on all property acquisitions to our board of directors. Our board of directors generally approves our property acquisitions.

We primarily acquire properties through wholly-owned subsidiaries of our operating partnership. We intend to continue to acquire fee simple ownership of our apartment communities; however, we may acquire properties subject to long-term ground leases. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a property.

We may commit to purchase properties subject to completion of construction in accordance with terms and conditions specified by management. In such cases, we will be obligated to purchase the property at the completion of construction, provided that (1) the construction conforms to definitive plans, specifications and costs approved by us in advance and embodied in the construction contract and (2) an agreed upon percentage of the property is leased. We will receive a certificate from an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. Our intent is to transfer development risk to the developer. Acquisitions of this type, while permitted, are not anticipated and do not represent a primary objective of our acquisition strategy. In fact, such acquisitions would require special consideration by our board of directors because of their increased risk.

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

Joint Ventures

We have previously invested in joint venture arrangements, including joint ventures with affiliates. However, we will not co-invest and acquire interests in properties through tenant in common syndications. In connection with any joint venture we enter into, there is a potential risk that we and our joint venture partner will be unable to agree on a matter material to the joint venture and we may not control the decision. Furthermore, we cannot assure our stockholders that we will have sufficient financial resources to exercise any right of first refusal we may have in a joint venture relationship.

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

Making Loans and Investments in Mortgages

We will not make loans to other entities or persons unless secured by mortgages. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

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

Our management has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our management will adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities).

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

Disposition Strategy

Our management and our board of directors will determine whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.

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

Borrowing Policies

We have acquired and intend to continue to acquire properties with cash, mortgage loans or other debt, and/or the issuance of equity securities by us or our operating partnership. With respect to properties purchased with cash and/or equity securities, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. In such event, the proceeds from the loans will be used to acquire additional properties in order to increase our cash flows and provide further diversification.

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our public offerings. As of December 31, 2012, our aggregate borrowings were 60.2% of the combined fair market value of all of our real estate and real estate-related investments.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 20, 2013 and December 31, 2012, our leverage did not exceed 300.0% of our net assets.

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

Board Review of Our Investment Policies

Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our management to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies may also vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

As required by our charter, our independent directors have reviewed our investment policies and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers and directors have expertise with the type of real estate investments we seek; and (4) our borrowings have enabled us to purchase assets and earn rental income more quickly than otherwise would be possible, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

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

Monthly distributions are calculated with month-end record dates so a full month of distribution benefits accrues immediately in the month an investor becomes a stockholder of our company. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, generally we intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties; although we cannot assure our stockholders that we will be able to do so.

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

Geographic Concentration

For the year ended December 31, 2012, we owned 13 properties located in Texas, eight properties in Florida, four properties in Georgia, two properties in Virginia, one property in Alabama, one property in Tennessee, one property in South Carolina and one property in North Carolina, which accounted for 48.1%, 7.0%, 11.3%, 8.1%, 2.9%, 5.8%, 0.6% and 2.3%, respectively, of our total rental income and other property revenues. Our four leased properties located in Texas and North Carolina accounted for an aggregate of 13.9% of our total rental income and other property revenues. See Note 14, Business Combinations — Joint Venture Acquisition, to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of the four leased properties. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Employees

As of March 20, 2013, we had 674 paid employees. None of our employees are represented by a union or collective bargaining agreements. We believe our relationship with our employees to be positive, which is a key component of our operating strategy.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities have been aggregated into one reportable segment for the years ended December 31, 2012, 2011 and 2010. See Note 2, Summary of Significant Accounting Policies — Segment Disclosure, to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our one reportable segment.

Item 1A.    Risk Factors.

Investment Risks

There is no public market for the shares of our common stock sold in our offerings. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if they are able to sell their shares of our common stock, they will likely sell them at a substantial discount.

There currently is no public market for the shares of our common stock sold in our offerings and we do not expect a market to develop prior to the listing of the shares of our common stock on an established market or a securities exchange. While we may attempt to cause shares of our common stock to be listed on a market or exchange if our board of directors determines this action to be in our stockholders’ best interest, there can be no assurance that this event will ever occur. In addition, our charter contains restrictions on the ownership and transfer of shares of our common stock, which inhibits our stockholders’ ability to sell shares of their common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.

Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. In connection with the issuance of shares of our preferred stock in August 2012, our board of directors granted certain waivers of this ownership limit, and reduced the ownership limit for all other stockholders to 7.0% in value or number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void.

Our board of directors has terminated our share repurchase plan. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly, or at all. If they are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment was reduced by up to 11.0% of the gross proceeds of our public offerings, which was used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also used gross offering proceeds to pay acquisition fees, acquisition expenses, asset management fees and property management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock at a value greater than or equal to the price they paid for their shares of our common stock.

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

In the past, we have paid distributions from sources other than our cash flows provided by operating activities, including from the net proceeds from our public offerings and from borrowed funds. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investments.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on factors such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution unless we make substantial additional investments. Therefore, we may use borrowed funds to pay cash distributions to our stockholders, including to maintain our qualification as a REIT, which would cause us to incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million ($4.1 million in cash and $2.0 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated

DRIP), as compared to cash flows provided by (used in) operating activities of ($9.8 million). From our inception through December 31, 2012, we paid cumulative distributions of $45.8 million ($27.3 million in cash and $18.5 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $9.1 million. The distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. For a further discussion of distributions, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

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

Our ability to achieve our investment objectives and to pay distributions to you is dependent upon our management selecting additional investments for us to acquire in the future and securing financing arrangements. Our stockholders must rely entirely on our management’s ability and the oversight of our board of directors.

Your investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment increases. Our management may not be successful in identifying additional suitable investments on financially attractive terms or that, if it identifies suitable investments we will have access to additional sources of capital or borrowings, or that our investment objectives will be achieved. In any such an event, our ability to pay distributions to you would be adversely affected.

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

Risks Related to Our Business

The recent downturn in the credit markets may increase the cost of borrowing and may make it difficult for us to obtain financing, which may have a material adverse effect on our operations, liquidity and/or financial condition.

Economic and business conditions in the United States continue to be challenging, with tighter credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease, to provide funding to borrowers. The tightening of the credit markets may have an adverse effect on our ability to obtain additional financing for extensions, renewals or refinancing of our current mortgage loan payables and other liabilities, and may inhibit our ability to make future acquisitions, execute strategic initiatives or meet liquidity needs. The negative impact of the adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations, liquidity and financial condition.

We are uncertain of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

In order to maintain our qualification as a REIT, we must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. Additional sources of debt or equity for funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

•

Government Policies — The values of, and cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions and other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

We have structured, and in the future may structure, acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

In connection with the Recapitalization Transaction, we acquired, and in the future may continue to acquire, properties by issuing limited partnership units in our operating partnership in exchange for the property owner contributing property to the operating partnership. The limited partnership units issued in connection with the Recapitalization Transaction become redeemable, following a 12-month holding period, in exchange, at our election, for either (i) shares of our common stock on a one-for one basis or (ii) a cash amount equal to the product of (A) the number of redeemed OP Units, multiplied by (B) the “cash amount” (as defined in the operating partnership agreement); provided, however, if our common stock has not been listed or admitted for trading on any national securities exchange at the time of redemption, the cash amount will be $8.15 per redeemable unit. We may enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, in order to induce contributors of properties we may acquire in the future to agree to accept limited partnership units, rather than cash in exchange for their properties, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

We may incur significant costs associated with being self-managed.

As of August 3, 2012, we are self-administered, in that we provide our own investment and administrative services internally through our own employees. We are also self-managed, as we internally provide the management, maintenance and other real estate services that our properties require through our own employees. As a result, we are exposed to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management and other fees previously paid to our Former Advisor and its affiliates, our direct overhead, on a consolidated basis, will increase as a result of being self-advised. If we fail to raise and/or invest additional capital, or if the performance of our properties declines, we may not be able to cover this new overhead. Prior to our internalization, the responsibility by such overhead was borne by our Former Advisor.

Further, prior to our internalization, we did not directly employ any employees. As a direct employer, we are now subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans. Further, we could have difficulty integrating our internalized management functions as a stand-alone entity, and we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage our self-administered functions effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our business.

As a self-managed company, our success is increasingly dependent on the performance of our board of directors and our Executive Chairman of the Board and Chief Executive Officer.

As a self-managed company, our ability to achieve our investment objectives and to pay distributions depends to a significant degree upon the performance of our board of directors, Joseph G. Lubeck, our executive chairman, Stanley J. Olander, Jr., our chief executive officer, and Gustav G. Remppies, our president, in managing our investments and our day-to-day activities, determining and negotiating any financing arrangements, identifying and negotiating potential acquisitions, and identifying and assessing strategic alternatives for our business. We currently have an employment agreement with each of Messrs. Lubeck, Olander and Remppies. If we were to lose the benefit of our executive officers’ experience, efforts and abilities, or the benefit of any of our other directors, we may not be able to achieve our investment objectives and our operating results could suffer. Furthermore, our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot provide assurance that we will be successful in attracting and retaining such skilled personnel.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose the amount of our deposits over any federally insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

We are subject to certain risks in connection with the Recapitalization Transaction, including the risk of failing to acquire the remaining Contributed Properties.

In connection with the Recapitalization Transaction, we and our operating partnership agreed to, among other things, acquire a portfolio of multifamily apartment communities and one parcel of submerged land, including 20 multifamily apartment communities containing an aggregate of 5,719 units, and a 360-unit multifamily apartment community known as Andros Isles Apartments. The transactions relating to the Contributed Properties closed in escrow pending receipt of the required lender consents and the satisfaction of certain other various customary closing conditions. As of March 20, 2013, the acquisitions of 17 of the Contributed Properties had been completed. However, there is no assurance that the conditions to closing for the remaining Contributed Properties will be satisfied. Failure to satisfy closing conditions may delay or prevent the closing of some or all of the remaining acquisitions of the Contributed Properties, which could adversely impact our business, financial condition and results of operations. In addition, the acquisitions of the Contributed Properties may involve additional risks, including:

•	the risk that the acquired Contributed Properties may not perform in accordance with expectations;

•	risks associated with integrating the management and financial reporting of the acquired Contributed Properties; and

•	conflicts of interest arising from the continued affiliation of three of our new directors, Joseph Lubeck, Michael Salkind and Edward Kobel, with the sellers of the Contributed Properties.

Also in connection with the Recapitalization Transaction, we issued shares of our Series A Preferred Stock to an affiliate of Robert A.S. Douglas, one of our directors, and our Series B Preferred Stock to an affiliate of Mr. Kobel. Such shares have rights and preferences senior to our common stock, including distribution rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our company. Furthermore, the terms of the nonconvertible preferred stock restrict us, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of common stock, in either case, unless full cumulative distributions on the nonconvertible preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods. The terms of the preferred stock also limit the amount of debt we may incur, among other protective provisions. The rights and preferences of these two new classes of preferred stock may cause our common stock to be less attractive to potential acquirers of our company. In addition, the protective provisions established within the terms of the preferred stock could restrain our management from taking actions that might be in the best interests of the holders of our shares of common stock, and could create a conflict of interest for Messrs. Douglas and Kobel. Accordingly, there is a risk that our issuance of shares of two new classes of nonconvertible preferred stock may have a negative impact on the value of an investment in our shares of common stock.

Risks Related to Conflicts of Interest

We may invest in, or co-invest with, our affiliates.

We may invest in, or co-invest with, joint ventures or other programs sponsored by affiliates of four of our directors, Messrs. Lubeck, Salkind, Kobel and Douglas. A majority of our disinterested directors, including a majority of our disinterested independent directors, must approve any such transaction and Messrs. Lubeck, Salkind, Kobel and Douglas will abstain from voting as directors on any transactions we enter into with their respective affiliates. Management’s recommendation to our independent directors may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors.

In addition, the terms of our employment agreement with Mr. Lubeck allow him to continue certain real estate investment activity for his own behalf, which may create conflicts of interest.

Risks Related to Our Organizational Structure

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•

future offerings of our securities, including issuances pursuant to the Amended and Restated DRIP and up to an additional 44,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors or in exchange for assets;

•	issuances of our securities pursuant to our 2006 Incentive Award Plan, or the 2006 Plan;

•	issuances of our securities pursuant to our 2012 Incentive Award Plan, or the 2012 Plan;

•	redemptions of preferred stock for cash or in exchange for shares of our common stock; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine, subject to certain restrictions in our charter in the instance of options and warrants. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities (1) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (2) to our management in lieu of cash payments required under our employee agreements or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us, except that while shares of our common stock are offered by us to the public, the public offering price of the shares of our common stock will be deemed their value. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.

Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.

Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. In connection with the Recapitalization Transaction, we issued shares of our Series A Preferred Stock to an affiliate of Robert A.S. Douglas, one of our directors, and shares of our Series B Preferred Stock to Edward M. Kobel, another of our directors. These shares have rights and preferences senior to our common stock, including distribution rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our company, which would likely reduce the amount our common stockholders would otherwise receive upon such an occurrence. Furthermore, the terms of these shares restrict us, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of common stock, in either case, unless full cumulative distributions on the nonconvertible preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

The limitation on ownership of our common stock prevents any single stockholder from acquiring more than 7.0% of our capital stock or more than 7.0% of our common stock and may force him or her to sell stock back to us.

Our charter limits direct and indirect ownership of our common stock by any single stockholder to 9.9% of the value of the outstanding shares of our capital stock and 9.9% of the value or number (whichever is more restrictive) of the outstanding shares of our common stock. We refer to these limitations as the ownership limits. In connection with our issuance of preferred stock on August 3, 2012, our board of directors decreased the stock ownership limits to 7.0% in value or numbers of shares (whichever is more restrictive) of the aggregate of the outstanding shares of our common stock and 7.0% in value of the aggregate outstanding shares of our capital stock. Our charter also prohibits transfers of our stock that would result in: (1) the shares of our common stock being beneficially owned by fewer than 100 persons; (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts and charitable trusts, owning more than 50.0% of the shares of our common stock, applying broad attribution rules imposed by the federal income tax laws; (3) directly or indirectly owning 9.9% or more of one of our tenants; or (4) before our common stock qualifies as a class of “publicly-offered securities,” 25.0% or more of the shares of our common stock being owned by the Employee Retirement Income Security Act, or ERISA, investors. If a stockholder acquires shares of our stock in excess of the ownership limits or in violation of the restrictions on transfer, we:

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

If such shares of stock are transferred from a holder to a trust for the benefit of a charitable beneficiary, such stockholder will be paid for such excess shares of stock a price per share equal to the lesser of the price he or she paid or the “market price” of our stock. Unless shares of our common stock are then traded on a national securities exchange, the market price of such shares of our common stock will be a price determined by our board of directors in good faith. If shares of our common stock are traded on a national securities exchange, the market price will be the average of the last sales prices or the average of the last bid and ask prices for the five trading days immediately preceding the date of determination.

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

The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors and our officers for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. However, our charter also provides that we may not indemnify or hold harmless our directors and officers, unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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

To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic and regulatory factors and our tenants’ ability to pay rent.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, our ability to dispose of properties and yields from our properties:

•

poor economic times may result in defaults or premature lease terminations by tenants of our properties. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

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

We are dependent on our investment in a single asset class located in select U.S. markets, making our performance more vulnerable to economic downturns effecting the apartment industry and/or the geographic locations of our investments than if we had diversified investments.

Our current strategy is to acquire interests primarily in apartment communities in select metropolitan markets, primarily in the Southern United States. As a result, we are subject to the risks inherent in investing in a single asset class. A downturn in demand for residential apartments may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments across different asset classes.

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

We intend to hold our various real estate investments until such time as our management determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our officers, subject to the oversight and approval of our board of directors, may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

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

We have financed, and we intend to continue to finance, a portion of the purchase price of our investments in real estate by borrowing funds. As of December 31, 2012, our aggregate borrowings were 60.2% of the combined fair market value of all of our real estate and real estate-related investments. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We have given and may continue to give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

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

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue our insurance coverage. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is possible that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or acquired the property and transferred it to a taxable REIT subsidiary, or a TRS, for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). Following the acquisition by, or transfer of the property to, a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal income tax rate currently is 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15.0% prior to 2013. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate for 2013 and subsequent taxable years is 20.0%. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35.0% has not been affected. However, as a REIT, we generally would not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and, thus, we expect to avoid the “double taxation” to which other companies are typically subject.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Leases

Our principal executive offices are located at 4901 Dickens Road, Suite 101, Richmond, Virginia 23230. Our current monthly rental rate is $7,710 and the lease expires in February 2018. As of December 31, 2012, we also owned an indirect 100% interest in NNN/MR Holdings, LLC, and each of its subsidiaries, and managed the four properties leased by such subsidiaries. One of the property leases expires in November 2014, two of the property leases expire in December 2014 and one of the property leases expires in January 2015.

In connection with the ELRM Transaction, we entered into a lease agreement for office space located in Jupiter, Florida. The lease has a term of five years at an initial monthly rental of $2,750. In addition, we also assumed a lease for office space located in Tampa, Florida. The lease expires in December 2015 and has a current monthly rent rate of $8,384.

We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

Real Estate Investments

As of December 31, 2012, we had completed 31property acquisitions and one parcel of submerged land. The aggregate purchase price of these acquisitions was $779.9 million and comprised 9,021 apartment units and 8,358,273 square feet of gross leasable area. The following table presents certain additional information about our properties as of December 31, 2012 (dollars in thousands, except per leased unit data):

Property	Property Location	# of Units	Ownership Percentage	Date Acquired	Purchase Price	Annual Rent(1)	% of Total Annual Rent(1)	Physical Occupancy(2)	Annual Rent Per Leased Unit(3)
Consolidated Properties:
Walker Ranch Apartment Homes	San Antonio, TX	325	100%	10/31/06	$30,750	$3,805	4.4%	95.7%	$12,235
Hidden Lake Apartment Homes	San Antonio, TX	380	100%	12/28/06	32,030	3,898	4.5%	96.3%	10,650
Park at Northgate	Spring, TX	248	100%	06/12/07	16,600	2,634	3.0%	97.6%	10,883
Residences at Braemar	Charlotte, NC	160	100%	06/29/07	15,000	1,453	1.7%	93.1%	9,749
Baypoint Resort	Corpus Christi, TX	350	100%	08/02/07	33,250	4,169	4.8%	94.0%	12,670
Towne Crossing Apartments	Mansfield, TX	268	100%	08/29/07	21,600	2,752	3.2%	96.6%	10,626
Villas of El Dorado	McKinney, TX	248	100%	11/02/07	18,000	2,178	2.5%	92.7%	9,471
The Heights at Olde Towne	Portsmouth, VA	148	100%	12/21/07	17,000	1,684	1.9%	95.3%	11,945
The Myrtles at Olde Towne	Portsmouth, VA	246	100%	12/21/07	36,000	2,967	3.4%	91.9%	13,130
Arboleda Apartments	Cedar Park, TX	312	100%	03/31/08	29,250	2,870	3.3%	93.3%	9,863
Creekside Crossing	Lithonia, GA	280	100%	06/26/08	25,400	2,503	2.9%	92.1%	9,702
Kedron Village	Peachtree City, GA	216	100%	06/27/08	29,600	2,672	3.1%	93.5%	13,229
Canyon Ridge Apartments	Hermitage, TN	350	100%	09/15/08	36,050	3,376	3.9%	93.7%	10,294
Bella Ruscello Luxury Apartment Homes	Duncanville, TX	216	100%	03/24/10	17,400	2,345	2.7%	97.7%	11,113
Mission Rock Ridge Apartments	Arlington, TX	226	100%	09/30/10	19,860	2,457	2.8%	95.1%	11,429
Overlook at Daytona	Daytona Beach, FL	233	100%	08/28/12	22,500	2,141	2.5%	97.4%	9,430
Seabreeze Daytona Marina	Daytona Beach, FL	N/A	100%	08/28/12	2,100	—	—	—	—
Bay Breeze Villas — Cape Coral	Ft. Myers, FL	180	100%	08/30/12	17,700	2,120	2.4%	97.8%	12,048
Landmark at Emerson Park	Webster, TX	354	100%	08/30/12	30,750	3,865	4.4%	96.9%	11,268
Esplanade Apartments	Orlando, FL	186	100%	09/14/12	16,500	1,830	2.1%	90.9%	10,829
Milana Reserve Apartments	Tampa, FL	232	100%	10/01/12	18,400	2,082	2.4%	94.4%	9,508
Landmark at Creekside Grand	Atlanta, GA	492	100%	10/04/12	51,720	4,761	5.5%	92.9%	10,418
Lofton Meadows Apartments	Bradenton, FL	166	100%	10/10/12	11,040	1,403	1.6%	94.6%	8,936
Landmark at Grand Meadows	Melbourne, FL	212	100%	10/11/12	11,450	1,702	2.0%	94.3%	8,508
Landmark at Magnolia Glen	Hoover, AL	1,080	100%	10/19/12	71,500	8,958	10.2%	93.9%	8,835
Landmark at Ridgewood Preserve	Arlington, TX	184	100%	10/22/12	8,150	1,127	1.3%	90.8%	6,749
Landmark at Heritage Fields	Arlington, TX	240	100%	10/22/12	11,850	1,594	1.8%	98.3%	6,753
Manchester Park	Arlington, TX	126	100%	10/22/12	5,150	781	0.9%	93.7%	6,618
Landmark at Grand Palms	Tampa, FL	438	100%	10/31/12	40,000	4,247	4.9%	96.3%	10,064
Reserve at Mill Landing	Lexington, SC	260	100%	11/05/12	23,000	2,579	3.0%	95.0%	10,443
Parkway Grand	Decatur, GA	313	100%	11/08/12	27,800	2,938	3.4%	93.3%	10,061
Grand Isles at Baymeadows	Jacksonville, FL	352	100%	11/08/12	32,500	3,071	3.5%	94.9%	9,195

Total/Weighted Average		9,021			$779,900	$86,962	100%	94.6%	$10,188

(1)	Annual rent is based on contractual base rent from leases in effect as of December 31, 2012.

(2)	Physical occupancy as of December 31, 2012.

(3)	Average effective annual rent per leased unit as of December 31, 2012.

As of December 31, 2012, we owned fee simple interests in all of our properties.

The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants.

Indebtedness

For a discussion of our indebtedness and major encumbrances on our properties, see Note 7, Mortgage Loan Payables, Net, and Unsecured Note Payable, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

We were party to a lawsuit as a result of our purchase of the assets of Mission Residential Management and our proposed purchase of several related apartment properties. After an unsuccessful attempt to settle the litigation, the matter went to trial on April 9, 2012, and the court ruled in our favor on all claims asserted against us. On September 18, 2012, the plaintiffs filed a petition for appeal to the Supreme Court of Virginia, which was denied on March 12, 2013. Accordingly, we have no liability as a result of these lawsuits.

Item 4.    Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock. In order for members of FINRA and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our board of directors announced an estimated per share value of our shares of common stock of $8.15, which is based solely on the price per share established in connection with the Recapitalization Transaction pursuant to arm’s length negotiations. However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $8.15 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. Our board of directors will update our estimated value per share on a periodic basis, and in no event less frequently than 18 months from August 3, 2012.

Stockholders

As of March 6, 2013, we had approximately 6,193 stockholders of record.

Distributions

From January 2010 through February 2011, we paid distributions to our stockholders in an amount equal to a 6.0% annualized distribution rate, based upon a purchase price of $10.00 per share. Since March 1, 2011, our board of directors authorized and we have paid distributions equivalent to an annualized rate of 3.0% based upon a purchase price of $10.00 per share and an annualized rate of 3.68% based upon our most recent estimated value of our shares of $8.15 per share. As a REIT, we have made, and intend to continue to make, distributions each taxable year (not including return of capital for federal income tax purposes) equal to at least 90% of our taxable income. The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock unless full cumulative distributions on the outstanding preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods. Furthermore, our Credit Facility restricts us from making distributions, subject to certain limited exceptions, including (i) distributions payable solely in common stock or common equity interests and (ii) we may make distributions in any fiscal year not to exceed the greater of (A) 95% of funds from operations for such fiscal year and (B) the amount of payments required to be paid by us in order to maintain our status as a REIT.

For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million ($4.1 million in cash and $2.0 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cash flows used in operating activities of $9.8 million. For the year ended December 31, 2011, we paid aggregate distributions of $7.4 million ($4.7 million in cash and $2.7 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows provided by operating activities of $5.5 million. From our inception through

December 31, 2012, we paid cumulative distributions of $45.8 million ($27.3 million in cash and $18.5 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $9.1 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the year ended December 31, 2012, we paid aggregate distributions of $451,000 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.025 per unit, which is equal to the per share distribution rate paid to the common stockholders. For the year ended December 31, 2012, we accumulated aggregate distributions of $934,000 which represented distributions for the months ended November 30, 2012 and December 31, 2012, and we have not paid such amount as of March 20, 2013. We did not pay any distributions to holders of limited partnership units for the year ended December 31, 2011. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to any preferred partnership units.

Long-Term Incentive Plan Units

We have issued long-term incentive plan units, or LTIP Units, which are a special class of interests in our operating partnership. The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the year ended December 31, 2012, we paid aggregate distributions of $37,000 to holders of our LTIP Units. We did not pay any distributions to holders of our LTIP Units for the year ended December 31, 2011, as there were no LTIP Units issued and outstanding as of such date.

Preferred Stock

Holders of shares of our Series A Preferred Stock and on Series B Preferred Stock are entitled to a 9.75% annual distribution based upon a $10.00 per share value. Distributions accrue and are cumulative beginning on August 3, 2012 and are payable monthly in arrears. In accordance with the terms of the Series A Preferred Stock and the Series B Preferred Stock, on August 3, 2012, we elected to defer payment of accumulated distributions on the preferred shares for a period of three months from the original issue date of such shares (subject to certain conditions and the right to one additional three month deferral). We have not elected to utilize the additional three month deferral.

For the year ended December 31, 2012, we paid aggregate distributions on the preferred stock of $281,000. The aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock as of December 31, 2012, were approximately $1.7 million (approximately $1.4 million in accrued distributions for the Series A Preferred Stock and approximately $300,000 in accrued distributions for the Series B Preferred Stock). Such accrued but unpaid distributions on the outstanding preferred stock were paid in full on January 3, 2013 with accrued interest thereon. We did not pay any distributions to holders of our preferred stock for the year ended December 31, 2011, as there were no shares of preferred stock outstanding as of such date.

The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquation, dissolution or winding up of our company. The preferred stock contains certain restrictions on our ability to pay distributions to holders of our common stock, as set forth in more detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted the 2006 Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. In connection with the Recapitalization Transaction, our board of directors adopted the 2012 Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The 2012 Plan is intended to complement the purposes and objectives of the 2006 Plan through the grant of other equity-based awards under the 2012 Plan. The maximum aggregate number of shares of our common stock that may be issued under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock, subject to adjustment under specified circumstances. Other equity-based awards that are LTIP Units will reduce the maximum aggregate number of shares of common stock that may be issued under the 2012 Award Plan on a one-for-one basis (i.e., each such unit shall be treated as an award of common stock). See Note 12, Equity — 2006 Incentive Award Plan and 2012 Award Plan for more information on the 2006 Plan and 2012 Plan.

The following table provides information regarding the 2006 Plan and the 2012 Plan as of December 31, 2012:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,528,859	(3)
Equity compensation plans not approved by security holders(2)	—	—	1,528,859	(3)

Total	—	—	1,528,859

(1)	As of December 31, 2012, we had granted an aggregate of 22,200 shares of restricted stock to our independent directors in connection with their initial and subsequent, as applicable, election to our board of directors. Restricted stock issued to our independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. Awards under the 2006 Plan would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. On July 9, 2012, in connection with their re-election, we granted an aggregate of 4,000 shares of restricted common stock to the then independent and non-affiliated directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offerings, and is amortized on a straight-line basis over the vesting period.

(2)	In connection with their respective employment agreements, we have agreed to grant under our 2012 Plan to Mr. Olander a total of 224,647 LTIP Units (of which 197,040 units had been issued to Mr. Olander as of December 31, 2012), Mr. Remppies a total of 174,647 LTIP Units (of which 147,040 units had been issued to Mr. Remppies as of December 31, 2012) and Mr. Lubeck a total of 49,647 LTIP Units (of which 22,040 units had been issued to Mr. Lubeck as of December 31, 2012). The LTIP Units issued on August 3, 2012 vested immediately at a fair value of $8.15 per unit and we recorded $3.0 million in incentive compensation in general and administrative expense for year ended December 31, 2012. The remaining LTIP Units will be issued when the acquisition of the Andros Property has been completed.

(3)	The maximum aggregate number of shares of our common stock that may be issued under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock.

Recent Sales of Unregistered Securities

During the year ended 2012, we issued the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. No underwriters were involved in the sale of these securities nor were any commissions paid as part of these sales.

Restricted Shares Issued to Independent Directors

On July 9, 2012, in connection with their re-election to the board of directors, we granted an aggregate of 4,000 shares of restricted common stock to the then independent and non-affiliated directors. The fair value of each share or our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in the primary portion of our public offerings, and is amortized on a straight-line basis over the vesting period.

Common Stock Issued to Former Advisor

On each of January 1, 2012, February 1, 2012, March 1, 2012, April 4, 2012, and May 3, 2012 we issued 1,749 shares of common stock to our Former Advisor for the performance of services in accordance with the advisory agreement, for an aggregate consideration of approximately $79,000.

On each of June 6, 2012, July 9, 2012 and August 3, 2012, we issued 583 shares of common stock to each of Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, for the performance of services by our Former Advisor in accordance with our advisory agreement, for an aggregate consideration of approximately $47,000.

Securities Issued in Connection with Acquisitions of Contributed Properties

In connection with the completion of the acquisition of certain of the Contributed Properties, we issued shares of common stock and limited partnership units in our operating partnership as a portion of the purchase price, at a price per share or per unit, as applicable, of $8.15, as set forth in table below, as of December 31, 2012 (in thousands, except for unit and share information);

Name	Property Acquisition Date	Number of Common Units	Number of Shares of Common Stock	Aggregate Consideration
Joseph G. Lubeck	8/28/2012	—	257,669	$2,100
AMDG Diplomatic Partners, LP	8/28/2012	206,931	—	1,686
SFLP Diplomatic, LLC	8/28/2012	488,052	—	3,978
DK Bay Breeze, LLC	8/30/2012	624,228	—	5,087
DK Esplanade, LLC	9/14/2012	428,263	—	3,490
DK Esplanade II, LLC	9/14/2012	47,585	—	388
Elco Landmark Residential Holdings, LLC	10/1/2012	973,411	—	7,933
Elco LR OPT II REIT LP	10/4/2012	2,671,456	—	21,763
Creekside Investors, LLC	10/4/2012	215,326	—	1,765
Elco Landmark Residential Holdings, LLC	10/10/2012	436,220	—	3,555
Gilco 2, LLC	10/11/2012	107,747	—	878
Landmark at Grand Meadow Holdings, LLC	10/11/2012	566,832	—	4,620
Legacy Galleria LLC	10/19/2012	1,787,954	—	14,583
Elco Landmark at Birmingham Management, LLC	10/19/2012	2,472,404	—	20,139
Legacy Arlington LLC	10/22/2012	700,447	—	5,713
Elco Landmark Arlington Management, LLC	10/22/2012	850,379	—	6,926
Elco Landmark Grand Palms Management, LLC	10/31/2012	1,207,597	—	9,842
Legacy at Grand Palms, LLC	10/31/2012	870,467	—	7,094
Grand Palms Investor, LLC	10/31/2012	263,777	—	2,150
Century Mill Investors, LLC	11/5/2012	819,036	—	6,675
Elco Landmark Residential Holdings, LLC	11/8/2012	2,950,109	—	24,044

Total		18,688,221	257,669	$154,409

Item 6.    Selected Financial Data.

The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data and statement of cash flows data in a format consistent with our consolidated financial statements under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K (in thousands, except per share data):

	As of December 31,
Selected Financial Data	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Total assets	$755,016	$356,695	$368,534	$338,303	$344,685
Mortgage loan payables, net	$479,494	$243,332	$244,072	$217,434	$217,713
Unsecured note payable	$500	$7,750	$7,750	$9,100	$9,100
Series A cumulative non-convertible redeemable preferred stock with stapled warrants	$40,272	$0	$0	$0	$0
Series B cumulative non-convertible redeemable preferred stock with stapled warrants	$10,068	$0	$0	$0	$0
Total equity	$205,060	$93,123	$106,158	$104,769	$106,705

	Year Ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Total revenues	$77,769	$61,863	$42,121	$37,465	$31,878
Loss from continuing operations	$(41,595)	$(8,946)	$(10,765)	$(5,719)	$(12,826)
Net loss attributable to common stockholders	$(34,860)	$(8,946)	$(10,765)	$(5,719)	$(12,826)
Net loss per common share — basic and diluted(1):
Net loss from continuing operations	$(2.05)	$(0.45)	$(0.59)	$(0.35)	$(1.04)
Net loss attributable to common stockholders	$(1.72)	$(0.45)	$(0.59)	$(0.35)	$(1.04)
STATEMENT OF CASH FLOWS DATA:
Cash flows (used in)/provided by operating activities	$(9,816)	$5,485	$3,698	$5,718	$1,567
Cash flows used in investing activities	$(66,580)	$(2,075)	$(44,580)	$(1,824)	$(126,638)
(Cash flows (used in)/provided by financing activities	$77,752	$(5,593)	$37,261	$337	$126,041
OTHER DATA:
Distributions declared to common stockholders	$6,120	$6,904	$11,034	$9,999	$8,633
Distributions declared per common share	$0.30	$0.35	$0.60	$0.62	$0.70
Funds from operations(2)	$(21,539)	$4,595	$2,096	$6,135	$(1,106)
Net operating income(3)	$34,300	$27,005	$21,168	$19,343	$15,832
Apartment communities owned	31	15	15	13	13
Apartment communities managed(4)	33	35	39	0	0
Apartment communities leased	4	4	0	0	0

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations, which includes a reconciliation of our GAAP net loss to FFO for the years ended December 31, 2012, 2011 and 2010.

(3)	For years ended December 31, 2011 and 2010, net operating income has been recalculated to follow the presentation for the year ended December 31, 2012. For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2012, 2011 and 2010.

(4)	On December 29, 2012, the Company was notified of the termination of the property management contracts for the 33 multi-family apartment properties owned by unaffiliated third parties.

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

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2012 and 2011, together with our results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the availability of sources of capital; changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the effect of the Recapitalization Transaction on our business and prospects; our ability to close the acquisitions of the remaining Contributed Properties and the Andros Property; and the availability to effectively integrate our internal management functions. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.

Overview and Background

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select metropolitan areas in the Southern United States. We are self-administered and self-managed, in that we provide our own investment, administrative and management services internally through our own employees. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock for $10.00 per share pursuant to our primary offering, and $9.50 per share pursuant to our distribution plan, or DRIP.

On February 24, 2011, our board of directors adopted the Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, to be effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined by reference to the recently completed Recapitalization Transaction that the fair value of a share of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value.

As of December 31, 2012, we owned a total of 31 properties and one parcel of submerged land with an aggregate of 9,021 apartment units, comprised of 13 properties located in Texas consisting of 3,477 apartment units, eight properties located in Florida consisting of 1,999 apartment units, four properties in Georgia consisting of 1,301 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Alabama consisting of 1,080 apartment units, one property in Tennessee consisting of 350 apartment units, one property in South Carolina consisting of 260 apartment units and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $779.9 million. As of December 31, 2012, we also managed the four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. Until December 29, 2012, we also served as the third-party manager for another 33 properties. We estimate that our annual management fee income will decrease by $2.7 million due to the termination of the property management contracts for these properties.

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or G & E REIT Advisor, pursuant to an advisory agreement. From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Former Advisor. Our Former Advisor was affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. Pursuant to the terms of the advisory agreement, our Former Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Former Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multifamily property which satisfies our company’s investment objectives. In performing these obligations, our Former Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into leases and service contracts with respect to our investments. During its tenure, our Former Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of the Recapitalization Transaction (defined below), the advisory agreement with our Former Advisor was terminated and we became self-managed effective August 3, 2012.

On August 3, 2012, we and the operating partnership entered into a master contribution and recapitalization agreement and a series of separate interest contribution agreements (the agreements and transactions thereunder are collectively referred to herein as the Recapitalization Transaction) to acquire a total of 21 multifamily apartment communities and one parcel of submerged land , or the Contributed Properties, containing an aggregate of 6,079 units, in exchange for aggregate consideration valued at approximately $480.9 million (subject to customary proration), including (i) approximately $185.2 million (subject to adjustment based on prorations and principal amortization) generally comprised of common units of operating partnership interests in the operating partnership, valued at $8.15 per unit; (ii) approximately $17.3 million in cash; and (iii) the assumption by the Company and the operating partnership of approximately $278.4 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). The acquisition of one of the Contributed Properties, known as Andros Isles Apartments, is subject to certain earn-out provisions, whereby the Company is obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period. Eighteen of the multifamily apartment communities and the parcel of submerged land are or were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to herein as the ELRM Parties). The three remaining Contributed Properties are or were controlled or managed by DeBartolo Development, LLC and its affiliates. The Company paid its Former Advisor an acquisition fee of $4.0 million, an acquisition fee of $2.0 million to Joseph G. Lubeck, the president and chief executive officer of the ELRM Parties and an acquisition fee of $2 million to EL, in connection with the Recapitalization Transaction. As a result of the Recapitalization Transaction, Mr. Lubeck became executive chairman of our company.

In connection with the Recapitalization Transaction, we issued and sold, 4,000,000 shares of newly created Series A Cumulative Non-Convertible Redeemable Preferred Stock, or the Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $40.0 million, and 1,000,000 shares of newly created Series B Cumulative Non-Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, at a price of $10.00 per share, for an aggregate purchase price of $10.0 million. Further, on February 27, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.00 million.

Between August 28, 2012 and March 20, 2013, we completed the acquisition of 17 of the Contributed Properties, consisting of 16 multifamily apartment communities and the parcel of submerged land.

On March 7, 2013, we and our operating partnership, as the borrower, entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130.0 million, or the Credit Facility, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50.0 million. We will use proceeds from the Credit Facility for general corporate purposes, including to refinance existing debt on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. As of March 7, 2013, three of our properties were pledged as collateral under the Credit Agreement, and we had drawn $17.4 million under the

Credit Facility at a current annual interest rate of 2.95% which represents the London Interbank Offered Rate, or LIBOR, based on a one month interest period plus a base rate. This is the initial amount of credit available under the Credit Agreement. The amount available will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility. See Note 17, Subsequent Events, to the consolidated financial statements that are a part of this Annual Report on Form 10-K for more information on the Credit Facility.

On March 14, 2013, we, through our operating partnership, completed the acquisition, or the ELRM Transaction, of the management operations of the ELRM Parties and another affiliated entity, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership, or the Timbercreek Fund. The aggregate consideration that the ELRM Parties and the affiliated entity will receive in connection with the ELRM Transaction will be up to $26.2 million (subject to certain adjustments and clawbacks), and consists of restricted units of limited partnership interests in the operating partnership, valued at $8.15 per unit and having an aggregate value of $16.2 million, and $10.0 million payable under a promissory note. During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, the operating partnership will also purchase 300,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances as described below). Additionally, an affiliate of EL will have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of EL and another affiliated entity. See Note 17, Subsequent Events, to the consolidated financial statements that are a part of this Annual Report on Form 10-K for more information on the ELRM Transaction.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to capitalization of expenditures, impairment of real estate, purchase price allocation, goodwill, identified intangible assets, net, derivative financial instruments and qualification as REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

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

Impairment

We carry our properties at historical cost less accumulated depreciation. Properties held for sale are carried at the lower of net book value or fair value less costs to sell. We assess the impairment of a real estate asset on a quarterly basis or when events or changes in circumstances indicate its carrying amount may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	a significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or a significant physical change in the asset.

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

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in identified intangible liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if any, of the acquired leases with each property. As of December 31, 2012 and 2011, we did not have any amounts allocated to above or below market leases.

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

Goodwill and Identified Intangible Assets, Net

During the fourth quarter of 2010, we, through ATA Property Management, LLC, or our Property Manager, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, LLC, including the in-place workforce, which created approximately $3.8 million of goodwill. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. As of December 31, 2012 and 2011, we had goodwill of $0 and $3.8 million, respectively included in our accompanying consolidated balance sheets. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. During the fourth quarter of 2012, the property management contracts of the Property Manager for 33 properties owned by unaffiliated third parties were terminated with no future source of income. This event triggered an immediate and full impairment of the goodwill in the amount of $3.8 million.

Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions; tenant relationship intangibles and an expected termination fee intangible resulting from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management in the fourth quarter of 2010; and a disposition fee right intangible resulting from the acquisition of the remaining 50% ownership interest in NNN/MR Holdings in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Tenant relationship intangibles are amortized on a basis consistent with estimated cash flows from these intangible assets. In connection with the termination of the property management contracts described above, an immediate and full impairment of the tenant relationship intangibles, net, and an expected termination fee intangible resulting from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, were triggered in the aggregate amount of $1.6 million.

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

Acquisitions in 2012, 2011 and 2010

For information regarding our acquisitions, see Note 4, Real Estate Investments and Note 14, Business Combinations, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Years Ended December 31, 2012, 2011 and 2010

Our operating results are primarily comprised of income derived from our management company and our portfolio of apartment communities.

Except where otherwise noted, the change in our results of operations is primarily due to changes in properties owned and properties managed during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, we owned 31 properties. Of the 31 properties owned as of December 31, 2012, four were acquired during the third quarter of 2012 and 12 were acquired during the fourth quarter of 2012, and therefore did not contribute a full year of operations during the year ended December 31, 2012. See Note 4, Real Estate Investments, for a further discussion of our 2012 property acquisitions. As of each December 31, 2011 and 2010, we owned 15 properties. Of the 15 properties owned as of each December 31, 2011 and 2010, one of the properties was acquired during the first quarter of 2010 and one of the properties was acquired during the third quarter of 2010, and thus did not contribute to a full year of operations during the year ended December 31, 2010.

During the years ended December 31, 2012, 2011 and 2010, we managed 33, 35 and 39 properties, respectively. During the fourth quarter of 2010, we acquired our Property Manager, and therefore did not recognize a full year of management fee income. On June 17, 2011, we acquired the remaining 50% ownership interest in a joint venture, which allowed us to consolidate the operations of the master tenants of the four multifamily apartment properties leased by subsidiaries of NNN/MR Holdings from June 17, 2011 through December 31, 2011 and for the year ended December 31, 2012. These four multifamily apartment properties are included in the 39 properties that we managed and recognized a management fee income through June 17, 2011. Due to our purchase of the remaining 50% ownership interest in the joint venture, as of June 17, 2011, we no longer recognize a management fee income from these four multifamily apartment properties. In addition, two of the contracts for managed properties were terminated as of January 25, 2012. The remaining 33 multifamily apartment properties owned by unaffiliated third parties were managed for substantially the full 12 months of 2012. The property management contracts for these 33 managed properties were terminated as of December 29, 2012.

Revenues

For the years ended December 31, 2012, 2011 and 2010, revenues were $77.8 million, $61.9 million, and $42.1 million, respectively. For the year ended December 31, 2012, revenues were comprised of rental income of $57.2 million, other property revenues of $7.5 million, management fee income of $2.7 million, and $10.4 million in reimbursed income. For the year ended December 31, 2011, revenues were comprised of rental income of $42.5 million, other property revenues of $5.3 million, management fee income of $2.9 million, and $11.2 million in reimbursed income. For the year ended December 31, 2010, revenues were comprised of rental income of $35.6 million, other property revenues of $4.0 million, management fee income of $465,000, and $2.1 million in reimbursed income. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion. The year-over-year increase in revenues from rental income and other property revenues is due to the increase in the number of properties as discussed above.

The aggregate occupancy for our properties was 94.6%, 94.2% and 94.5% as of December 31, 2012, 2011 and 2010, respectively. The aggregate occupancy of our four leased properties was 92.6% as of December 31, 2012, as compared to 91.6% and 0% as of December 31, 2011 and 2010. As occupancy continues to stabilize throughout our properties, we believe we will continue to achieve revenue growth through increasing rental rates on existing and new residents. The average rental rate for our properties was $807 for the year ended December 31, 2012, as compared to $872 and $863 for the years ended December 31, 2011 and 2010, respectively. The average rental rate for our four leased properties was $673 for the year ended December 31, 2012, as compared to $649 and $0 for the years ended December 31, 2011 and 2010, respectively. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term.

Rental Expenses

For the years ended December 31, 2012, 2011 and 2010, rental expenses were $28.8 million, $21.2 million, and $18.9 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Year Ended December 31,
	2012	2011	2010
Administration	$9,685	$7,234	$6,327
Real estate taxes	8,453	6,602	5,361
Utilities	5,283	3,825	3,066
Repairs and maintenance	3,739	2,800	2,239
Property management fees	—	—	1,156
Insurance	1,694	788	722

Total rental expenses	$28,854	$21,249	$18,871

For the year ended December 31, 2012, rental expenses increased $7.6 million, as compared to the year ended December 31, 2011, with the increase primarily due to our acquisition of 15 of the Contributed Properties and the Landmark at Emerson Park property during the third and fourth quarters of 2012. $2.5 million of the increase in rental expenses was related to the operations of the four leased properties which were only present for six and a half months during the year ended December 31, 2011, compared to a full year in 2012.

For the year ended December 31, 2011, rental expenses increased $2.4 million, as compared to the year ended December 31, 2010. The increase in rental expenses was due to a $1.2 million increase in real estate taxes, a $759,000 increase in utility costs and a $907,000 increase in administrative expenses. The majority of the increase in real estate taxes was incurred in 2010 as a result of successful property tax appeals during the year ended December 31, 2010 that were not present during the year ended December 31, 2011. These increases in rental expenses were partially offset by a $1.2 million decrease in property management fees due to property management becoming an internal function as of January 1, 2011 in connection with the acquisition of our Property Manager, costs for which are included in our general and administrative expenses.

As a percentage of revenue, operating expenses for the year ended December 31, 2012 increased. Rental expenses as a percentage of property revenue (rental income and other property revenue) were 44.6%, 44.5%, and 47.7%, for the years ended December 31, 2012, 2011 and 2010, respectively. The year-over-year increase in rental expenses was due to the increase in 2012 and 2011 in the number of properties we owned plus the consolidation of the operations of the joint venture, as discussed above.

Property Lease Expense

For the years ended December 31, 2012, 2011 and 2010, property lease expense was $4.2 million, $2.4 million and $0, respectively. Our property lease expense is due to our indirect 100% ownership of NNN/MR Holdings and its subsidiaries, which included four leased multifamily apartment properties as of December 31, 2012. Property lease expense is paid monthly to the master landlord. We became the master tenants of the four leased properties on June 17, 2011. The increase in property lease expense of $1.8 million was due to a full year of ownership in 2012.

Reimbursed Expense

For the years ended December 31, 2012, 2011 and 2010, reimbursed expense was $10.4 million, $11.2 million and $2.1 million, respectively. Our Property Manager also served as a property manager for 33, 35 and 39 additional multifamily apartment properties during the years ended December 31, 2012, 2011 and 2010, respectively. These multifamily apartment properties are owned by unaffiliated third parties. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third-party property owners for our employees who worked at the managed properties. We record the reimbursement as reimbursed income. Due to the termination of the property management contracts for our 33 multifamily apartment properties owned by unaffiliated third parties in December 2012, reimbursed expense and reimbursed income should be significantly reduced in 2013.

General and Administrative Expense

For the years ended December 31, 2012, 2011 and 2010, general and administrative expense was $13.0 million, $8.2 million, and $1.8 million, respectively. General and administrative expense consisted of the following for the periods then ended (in thousands):

	Year Ended December 31,
	2012	2011	2010
Professional and legal fees(a)	$3,695	$2,465	$569
Salaries and benefits expense(b)	3,011	2,701	441
Incentive compensation expense (c)	2,984	—	—
Directors’ and officers’ insurance premiums	260	226	220
Directors’ fees(d)	264	139	119
Investor-related services	465	437	75
Asset management fee(e)	678	944	—
Office rent expense(f)	214	231	25
Management support services fee(g)	418	—	—
Other(h)	1,040	1,055	360

Total general and administrative expense	$13,029	$8,198	$1,809

The increase in general and administrative expense of $4.4 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and the increase in general and administrative expense of $6.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was due to:

(a)	Professional and legal fees

For the year ended December 31, 2012, professional and legal fees increased $1.2 million, as compared to the year ended December 31, 2011. The increase in professional and legal fees was due primarily to an increase in legal fees related to the litigation associated with the purchase of the assets of Mission Residential Management and the proposed purchase of several related apartment properties (collectively referred to in this discussion as “DST Properties”).

For the year ended December 31, 2011, professional and legal fees increased $1.9 million, as compared to the year ended December 31, 2010. The increase in professional and legal fees was due to an increase in legal fees related to the litigation associated with the DST Properties, corporate governance, SEC reporting and compliance, external consulting and tax preparation services, accounting professional fees and consulting fees.

(b)	Salaries and benefits expense

For the year ended December 31, 2012, salaries and benefits expense increased $310,000, as compared to the year ended December 31, 2011. The increase in salaries and benefits expense was due to an increase in executive management salaries subsequent to the recapitalization transaction and hiring of internal management, offsetting reductions in asset management fees.

For the year ended December 31, 2011, salaries and benefits expense increased by $2.3 million, compared to the year ended December 31, 2010. The increase in salaries and benefits expense was due to our purchase, through our Property Manager, of a management company which included an in-place work force to perform property management and leasing services for our properties in the fourth quarter of 2010.

(c)	Incentive compensation expense

For the year ended December 31, 2012, we incurred incentive compensation expense of $3.0 million in connection with the issuance of our LTIP Units. We did not incur incentive compensative expense for the years ended December 31, 2011 and 2010.

(d)	Directors’ fees

For the year ended December 31, 2012, directors’ fees increased $125,000, as compared to the year ended December 31, 2011. The increase in directors’ fees during 2012 was due to an increased number of board meetings and special meetings held during the year related to the Recapitalization Transaction and the property acquisitions, along with the appointment of additional board members.

For the year ended December 31, 2011, directors’ fees increased by $20,000, as compared to the year ended December 31, 2010. The increase in directors’ fees during 2011 was due to an increased number of board meetings.

(e)	Asset management fees

The decrease in asset management fees of $266,000 for the year ended December 31, 2012 as compared to the year ended December 31, 2011, is due to the termination on August 3, 2012, of the advisory agreement with our Former Advisor. Accordingly, as of August 3, 2012, we no longer paid asset management fees to our Former Advisor. See Note 3, Recapitalization Transaction, for a further discussion. There were no asset management fees incurred during 2010.

(f)	Office rent expense

For the years ended December 31, 2012, 2011 and 2010, we incurred office rent expense of $214,000, $231,000 and $25,000, respectively. The decrease in office rent expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011, is primarily due to the termination of the Oakton office lease as of October 31, 2012. The increase in office rent expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was due to the acquisition of our property management company during the fourth quarter of 2010, in connection with which we assumed the existing lease for the property management office.

(g)	Management support services fee

The management support services fee is due to certain operational support services provided by ELRM to our company. See Note 11, Related Party Transactions — ELRM and Management Support Services Agreement, for a further discussion. There were no management support services fee paid to ELRM during 2011 and 2010.

(h)	Other

For the years ended December 31, 2012 and 2011, we incurred $1.0 million and $1.1 million in other expenses, respectively. For the year ended December 2010, we incurred other expense of $360,000. The increase of $695,000 in other expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was due mainly to the increased cost of maintaining our corporate offices in Richmond and Oakton, Virginia.

Acquisition-Related Expenses

For the years ended December 31, 2012, 2011 and 2010, we incurred acquisition-related expenses of $19.9 million, $1.3 million, and $5.4 million, respectively.

For the year ended December 31, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction including acquisition fees of $4.0 million paid to our Former Advisor, $2.0 million to Joseph G. Lubeck, the president and chief executive officer of the ELRM Parties and executive chairman of our company, and $2.0 million paid to EL. In addition, we incurred acquisition-related expenses related to the purchase of 16 Contributed Properties including one parcel of submerged land, and the Landmark at Emerson Park property.

For the year ended December 31, 2011, we incurred acquisition-related expenses associated with the termination of the proposed acquisitions of the DST Properties, the acquisitions of our Property Manager and our joint venture, NNN/MR Holdings, and pursuing strategic transactions that may include further acquisitions, a merger or recapitalization of the company.

For the year ended December 31, 2010, we incurred acquisition-related expenses associated with the purchase of two properties, the acquisition of substantially all of the assets and certain liabilities of our Property Manager, and the termination of the proposed acquisitions of the eight apartment communities owned by the DST Properties, including acquisition fees of $1.2 million paid to G&E REIT Advisor and its affiliates.

Depreciation and Amortization

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization was $20.1 million, $13.5 million, and $12.9 million, respectively.

For the year ended December 31, 2012, depreciation and amortization increased $6.6 million, as compared to the year ended December 31, 2011. The increase in depreciation and amortization is primarily due to the acquisition 15 of the Contributed Properties and the Landmark at Emerson Park property during the third and fourth quarters of 2012.

For the year ended December 31, 2011, depreciation and amortization increased $680,000, as compared to the year ended December 31, 2010. The increase in depreciation and amortization is primarily due to a full 12 months of depreciation on 2010 property acquisitions during the year ended December 31, 2011.

Impairment Loss

For the years ended December 31, 2012, 2011 and 2010, we had impairment loss of $5.4 million, $390,000, and $0, respectively.

For the year ended December 31, 2012, the impairment loss of $5.4 million resulted from the termination of the property management contracts for the 33 properties owned by unaffiliated parties during the fourth quarter of 2012 with no future source of income related to these property management contracts. This event triggered an immediate and full impairment of the goodwill of $3.8 million and of the tenant relationship intangible and an expected termination fee intangible of $1.6 million. When we purchased our Property Manager in the fourth quarter of 2010, it included the acquisition of the then existing property management contracts and the assumption of the client relationships from the seller along with a termination fee adjustment to be paid to us in the event a termination occurs.

For the year ended December 31, 2011, the impairment loss of $390,000 was the result of the acquisition of the remaining 50% ownership interest in our joint venture, NNN/MR Holdings. On December 31, 2010, we purchased an initial 50% ownership interest in NNN/MR Holdings and accounted for this transaction using the equity method of accounting until our purchase of the remaining 50% ownership interest on June 17, 2011. As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a net loss on the acquisition of the remaining 50% ownership interest.

Interest Expense

For the years ended December 31, 2012, 2011 and 2010, interest expense was $17.5 million, $12.5 million, and $11.9 million, respectively. Interest expense consisted of the following for the periods then ended (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense on mortgage loan payables(a)	$13,854	$11,647	$11,126
Amortization of deferred financing fees — mortgage loan payables(a)	735	364	246
Amortization of debt (premium)/discount(b)	(290)	135	136
Interest expense on unsecured note payable(c)	487	349	373
Fair value of cap rate agreement adjustment (d)	55	—	—
Interest expense on preferred stock(e)	2,023	—	—
Accretion expense on stapled warrants(f)	655	—	—

Total interest expense	$17,519	$12,495	$11,881

The increase in interest expense of $5.0 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and the increase in interest expense of $614,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was due to the following:

(a)	Interest expense on mortgage loan payables

For the years ended December 31, 2012, 2011 and 2010, we incurred interest on mortgage loan payables and amortization of deferred financing fees — mortgage loan payables of $14.6 million, $12.0 million and $11.4 million, respectively. Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $2.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Interest expense and amortization of deferred financing fees on mortgage loan payables increased by $639,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increases in interest expense were due to the increases in mortgage loan payables balances outstanding as a result of the increase in the number of properties owned year-over-year, partially offset by lower interest expense on the mortgage loan payables with amortizing principal balances.

(b)	Amortization of debt (premium)/discount

For the years ended December 31, 2012, 2011 and 2010, we incurred amortization of debt (premium)/discount of $(290,000), $135,000 and $136,000, respectively. Amortization of debt (premium)/discount decreased by $425,000 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease was due to the increases in above market debt and the related amortization of the premium of above market debt balances outstanding, as a result of the purchase price allocation of our 2012 acquired properties. As of December 31, 2012 and 2011, the above/(below) market debt, net was $9.7 million and $(391,000), respectively. See Note 2, Summary of Significant Accounting Policies — Purchase Price Allocation, for further discussion.

(c)	Interest expense on unsecured note payable

For the years ended December 31, 2012, 2011 and 2010, we incurred interest on unsecured note payable of $487,000, $349,000 and $373,000, respectively. Interest expense on unsecured note payable increased by $138,000 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to the fees paid to extend the maturity date of our $7.8 million unsecured note payable which was paid off on August 3, 2012. Interest expense on unsecured note payable decreased by $24,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease was a result of a decrease in the outstanding principal balance amount and a decrease in the interest rate of the unsecured note payable as of December 31, 2010.

(d)	Fair value of cap rate agreement adjustment

For the year ended December 31, 2012, we incurred a change in the fair value of our cap rate agreement of $55,000. The fair value of cap rate agreement adjustment for the year ended December 31, 2012 was $55,000 and is due to the cap rate agreement entered into on August 29, 2012, which effectively caps the interest rate on one of our variable rate mortgage loans at an interest rate of 5.45%.

(e)	Interest expense on preferred stock

For the year ended December 31, 2012, we incurred interest expense on preferred stock of $2.0 million in connection with the Recapitalization Transaction, which was due to the issuance and sale, for cash, of 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. The preferred shares are entitled to a 9.75% annual distribution based on $10.00 per share beginning August 3, 2012.

(f)	Accretion expense on stapled warrants

For the year ended December 31, 2012, we incurred accretion expense on stapled warrants of $655,000 due to the warrants attached to the Series A Preferred Stock and the Series B Preferred Stock, and the preferred share liability that will accrete to the total redemption value over a 24-month period.

Interest Income

For the years ended December 31, 2012, 2011 and 2010, interest income was $0, $2,000, and $12,000, respectively. For such periods, interest income was related primarily to interest earned on our money market accounts. The change in interest income was due to higher cash balances and higher interest rates in 2010, as compared to 2012 and 2011.

Liquidity and Capital Resources

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our preferred and common stockholders. We estimate that we will require approximately $21.6 million to pay interest and $20.7 to pay principal on our outstanding mortgage and unsecured indebtedness in the next 12 months, based on rates in effect as of December 31, 2012. In addition, we have a mortgage loan that matures on April 9, 2013 and we will require $16.6 million to pay principal on the mortgage loan. Prior to the maturity of the mortgage loan, we will seek to extend its maturity date by an additional one year, subject to an extension fee in the amount of approximately $41,000.

We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of December 31, 2012, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also were responsible for funding up to $363,000 in capital to the four master tenant subsidiaries of our joint venture, NNN/MR Holdings, as of December 31, 2012.

In connection with the Recapitalization Transaction, we entered into a Securities Purchase Agreement pursuant to which we issued and sold, as of December 31, 2012, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, or $40.0 million in cash, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share, or $10.0 million in cash. Further, on February 27, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.00 million. Each holder of the Series A Preferred Stock and the Series B Preferred Stock is entitled to redeem their shares after two years (we have the option to extend the term for up to 36 months) for $10.00 per share plus the sum of 1% of the liquidation preference and any accrued and unpaid distributions.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations and borrowings. To the extent that earnings are insufficient to cover contractual obligations, the sources of funding to cover any shortfall will include borrowings, including available capacity within our Credit Facility. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We have prepared a capital plan that contemplates the estimated capital needs of the Contributed Properties we have acquired and any other property we may acquire. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or our joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

As of December 31, 2012, we estimate that our expenditures for capital improvements will require approximately $3.4 million within the next 12 months. As of December 31, 2012, we had $9.9 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Operating Activities

Cash flows used in operating activities for the year ended December 31, 2012 were $9.8 million compared to cash flows provided by operating activities of $5.5 million and $3.7 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, cash flows used in operating activities primarily related to the payment of acquisition related expenses of $19.9 million associated with the

Recapitalization Transaction and the purchase of 16 Contributed Properties, including one parcel of submerged land and, the Landmark at Emerson Park property. This was partially offset by the operations of our 31 properties. We anticipate cash flows used in operating activities will likely decrease due to our owning and purchasing additional properties.

For the year ended December 31, 2011, cash flows provided by operating activities primarily related to a full year of operations of our 15 properties, as well as the payment of a full year of management fee income due to the purchase of our Property Manager. In addition, there was a $946,000 increase in restricted cash for property tax and insurance reserves, as well as, an approximately $521,000 decrease in accounts and other receivables due to the consolidation of our joint venture and the elimination of the related property management fee receivable along with an increase in cash receipts from our 35 fee managed properties.

For the year ended December 31, 2010, cash flows provided by operating activities primarily related to the operations of our 15 properties, as well as the payment of acquisition-related expenses of approximately $4.6 million. In addition, there was a $2.5 million increase in accounts payable and accrued liabilities primarily due to the additional accrual of 2010 real estate and business taxes offset by the payment of 2009 real estate and business taxes. The overall decrease in cash flows provided by operating activities in 2010, as compared to 2009, was related to the payment of acquisition-related expenses in 2010 versus not paying any in 2009.

As of December 31, 2012 and 2011, no amounts remained payable to G&E REIT Advisor and its affiliates for operating expenses and property management fees. As of December 31, 2010, we had an amount payable of $94,000 to G&E REIT Advisor and its affiliates for operating expenses and property management fees, which has been paid from cash flows from operations as they became due and payable by us in the ordinary course of business consistent with our past practice.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2012, 2011 and 2010, were $66.6 million, $2.1 million, and $44.6 million, respectively.

For the year ended December 31, 2012, cash flows used in investing activities related primarily to the acquisition of properties for $62.1 million, capital expenditures of $2.7 million, purchase deposits on pending real estate acquisitions of $529,000 and the change in restricted cash for capital replacement reserves of $1.5 million, offset by cash received from property management termination fees paid to our Property Manager of $173,000. We anticipate cash flows used in investing activities will remain relatively constant unless we contract to purchase additional properties, in which case cash flows used in investing activities would likely increase.

For the year ended December 31, 2011, cash flows used in investing activities related primarily to capital expenditures of $1.3 million and the increase in restricted cash of $167,000 related to capital expenditure escrows.

For the year ended December 31, 2010, cash flows used in investing activities related primarily to the acquisition of two real estate operating properties in the aggregate amount of $36.7 million as well as the acquisition of substantially all of the assets and certain liabilities of our property management company in the amount of approximately $5.5 million, capital expenditures of $1.5 million and the increase in restricted cash of $936,000.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2012 were $77.8 million compared to cash flows used in financing activities for the year ended December 31, 2011 of $5.6 million, and compared to cash flows provided by financing activities for the year ended December 31, 2010 of $37.3 million.

For the year ended December 31, 2012, cash flows provided in financing activities related primarily to borrowings on our mortgage loan payables of $45.7 million and issuance of preferred stock of $50.0 million, partially offset by payments on our unsecured note payable of $7.8 million, deferred financing costs of $4.1 million, the payment of mortgage loan payables of $2.0 million, and cash distributions in the aggregate amount of $4.6 million. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent preferred or common stock offerings or incur additional debt, in which case cash flows provided by financing activities would likely increase.

For the year ended December 31, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $875,000 and distributions made to our stockholders in the aggregate amount of $4.7 million.

For the year ended December 31, 2010, cash flows provided by financing activities related primarily to borrowings on our mortgage loan payables of $27.2 million and funds raised from investors in our follow-on offering of $24.0 million, partially offset by payments on our unsecured note payable to affiliate of $1.4 million, share repurchases of approximately $2.6 million, the payment of offering cost of $2.8 million, and cash distributions in the amount of $6.5 million.

Distributions

Common Stock

The amount of the distributions we pay to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock, unless full cumulative distributions on the Series A Preferred Stock and the Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distributions periods.

From January 2010 through February 2011, we paid distributions to our stockholders in an amount equal to a 6.0% annualized rate, based upon a purchase price of $10.00 per share. Beginning on March 1, 2011, our board of directors reduced the distribution rate to an amount equal to a 3.0% annualized rate based upon a purchase price of $10.00 per share, and a 3.68% annualized rate, based upon our most recent estimated value of our shares of $8.15 per share. Until January 1, 2012, our board of directors authorized distributions based upon daily record dates and paid them monthly in arrears. Beginning January 1, 2012, our board of directors authorized distributions based on month-end record dates, which we pay monthly in arrears.

For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million ($4.1 million in cash and $2.0 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cash flows used in operating activities of $9.8 million. For the year ended December 31, 2011, we paid aggregate distributions of $7.4 million ($4.7 in cash and $2.7 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cash flows provided by operating activities of $5.5 million. For the year ended December 31, 2010, we paid aggregate distributions of $10.9 million ($6.5 million in cash and $4.4 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $3.7 million. From our inception through December 31, 2012, we paid cumulative distributions of approximately $45.8 million ($27.3 million in cash and $18.5 million of which was reinvested in shares of our common stock pursuant to the

DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $9.1 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the year ended December 31, 2012, we paid aggregate distributions of $451,000 to holders of limited partnership units in our operating partnership. For the year ended December 31, 2012, we accumulated aggregate distributions of $934,000, which represented distributions for the months ended November 30, 2012 and December 31, 2012 and we have not paid such amount as of March 20, 2013. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to any preferred partnership units.

LTIP Units

The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the year ended December 31, 2012, we paid aggregate distributions of $37,000 to holders of our LTIP Units.

Preferred Stock

Holders of shares of our Series A Preferred Stock and our Series B Preferred Stock are entitled to a 9.75% annual distribution based upon a $10.00 per share value. Distributions accrue and are cumulative beginning on August 3, 2012 and are payable monthly in arrears. Pursuant to the terms of the Series A Preferred Stock and the Series B Preferred Stock, we may, and on August 3, 2012 we elected to, defer payment of accumulated distributions on the preferred shares for a period of three months from the original issue date of such shares (subject to certain conditions and the right to one additional three month deferral). We have not elected to utilize the one additional three month deferral.

For the year ended December 31, 2012, we paid aggregate distributions on the preferred stock of $281,000. The aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock as of December 31, 2012, were approximately $1.7 million (approximately $1.4 million in accrued distributions for the Series A Preferred Stock and approximately $300,000 in accrued distributions for the Series B Preferred Stock). Such accrued but unpaid distributions on the outstanding preferred stock were paid in full on January 3, 2013 with accrued interest thereon.

The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. Further, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of our common stock, in either case, unless full cumulative distributions on the Series A Preferred Stock and the Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distribution periods.

Sources of Distributions

For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $(21.5) million while our modified funds from operations, or MFFO, as of December 31, 2012 was $8.2 million; therefore our management believes our distribution policy is sustainable over time. For the year ended December 31, 2011, we paid distributions of $7.4 million which were paid 100% from cash flows provided by operating activities. Our FFO was $4.6 million as of December 31, 2011 as of December 31, 2011. For the year ended December 31, 2010, we paid aggregate distributions of $10.9 million of which, $2.1 million, or 19.3%, was paid from cash flows provided by operating activities and $8.8 million, or 80.7%, from proceeds from our public offerings. From our inception through December 31, 2012, we paid cumulative distributions of $45.8 million ($27.3 million in cash and $18.5 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP). We paid $20.2 million of our cumulative aggregate distributions, or 44.0%, from cash flows provided by operating activities, and $25.6 million, or 56.0%, from proceeds from our public offerings. The payment of distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net loss, see Funds from Operations and Modified Funds from Operations below.

If distributions made to our stockholders are in excess of our current and accumulated earning and profits, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. The income tax treatment for distributions per common share reportable for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012		2011		2010
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.30	100	0.35	100	0.60	100

	$0.30	100%	$0.35	100%	$0.60	100%

For a further discussion of our distributions, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2012, our aggregate borrowings were 60.2% of all of the combined fair market value of all of our real estate and real estate-related investments. Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-

cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 20, 2013 and December 31, 2012, our leverage did not exceed 300.0% of our net assets.

Mortgage Loan Payables, Net and Unsecured Note Payable

For a discussion of our mortgage loan payables, net and our unsecured note payable, see Note 7, Mortgage Loan Payables, Net and Unsecured Note Payables, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of December 31, 2012, we had 32 mortgage loan payables outstanding in the aggregate principal amount of $469.8 million ($479.5 million, net of premium) and one unsecured note payable with an outstanding principal amount of $500,000.

We are required by the terms of the applicable loan documents to meet certain financial reporting requirements. As of December 31, 2012, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2012, the weighted average effective interest rate on our outstanding mortgage debt was 4.66% per annum. Our unsecured note payable has an interest rate that is based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68% and is considered variable.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our mortgage indebtedness as of December 31, 2012 (in thousands). The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year (2013)	1-3 Years (2014-2015)	4-5 Years (2016-2017)	More than 5 Years (After 2017)	Total
Principal payments — fixed rate debt	$3,735	$76,834	$116,414	$156,119	$353,102
Interest payments — fixed rate debt	18,515	33,734	23,274	9,048	84,571
Principal payments — variable rate debt	16,985	62,287	16,439	21,509	117,220
Interest payments — variable rate debt (based on rates in effect as of December 31, 2012)	3,038	5,000	1,168	2,415	11,621

Total	$42,273	$177,855	$157,295	$189,091	$566,514

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet transactions and we currently have no such arrangements.

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

Funds from Operations and Modified Funds From Operations

FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets, and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest expenses.

In addition to FFO, we use MFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO, acquisition-related expenses, litigation expenses related to the DST properties, incentive compensation in the form of LTIP units issued in connection with the Recapitalization Transaction, impairment loss on non-depreciable assets, amortization of debt discount and amortization of an above market lease. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt discount and amortization of an above market lease in accordance with the practice guidelines of the Investment Program Association, an industry trade group. MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data).

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(34,860)	$(8,946)	$(10,765)
Add:		—	—
Redeemable non-controlling interest	(6,735)	—	—
Depreciation and amortization	20,056	13,541	12,861

FFO	$(21,539)	$4,595	$2,096

Add:
Acquisition-related expenses	$19,894	$1,270	$5,394
Litigation expenses related to DST Properties	2,132	1,321	—
Incentive compensation — LTIP units	2,984	—	—
Impairment loss	5,397	390	—
Amortization of debt discount	(290)	135	136
Amortization of above market lease	(410)	(251)	(13)

MFFO(1)	$8,168	$7,460	$7,613

Weighted average common shares outstanding — basic	20,244,130	19,812,886	18,356,824

Weighted average common shares outstanding — diluted	20,389,091	19,812,886	18,356,824

Net loss per common share attributable to common stockholders	(1.72)	(0.45)	(0.59)

FFO per common share — basic and diluted	$(1.06)	$0.25	$0.11

MFFO per common share — basic(1)	$0.40	$0.38	$0.41

MFFO per common share — diluted(1)	$0.40	$0.38	$0.41

(1)	The increase in MFFO and MFFO per common share — basic and diluted during the year ended December 31, 2012 is attributable primarily to our acquisition of additional properties during the period. The slight decrease in MFFO during the year ended December 31, 2011 was attributable to the increased amortization of an above market lease. The decrease in MFFO per common share — basic and diluted during the same period was due to an increased number of shares of our common stock outstanding.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to commons stockholders	$(34,860)	$(8,946)	$(10,765)
Add:
General and administrative expense	13,029	8,198	1,809
Acquisition-related expenses	19,894	1,270	5,394
Depreciation and amortization	20,056	13,541	12,861
Impairment loss	5,397	390	—
Interest expense	17,519	12,495	11,881
Loss from unconsolidated joint venture	—	59	—
Less:
Interest income	—	(2)	(12)
Non-controlling interest	(6,735)	—	—

Net operating income	$34,300	$27,005	$21,168

Material Related Party Arrangements

For a discussion of material related party arrangements, see Note 11, Related Party Transactions, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Other Subsequent Events

For a discussion of other subsequent events, see, generally, Note 17, Subsequent Events, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

The table below presents, as of December 31, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average interest rates).

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$3,735	$17,633	$59,201	$16,864	$99,550	$156,119	$353,102	$370,526

Weighted average interest rate on maturing debt	5.20%	5.08%	5.63%	5.53%	5.40%	4.91%	5.21%	—

Variable rate debt — principal payments	$16,985	$530	$61,757	$15,916	$523	$21,508	$117,219	$128,298

Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2012)	4.73%	3.40%	2.50%	3.86%	2.48%	2.48%	3.01%	—

Mortgage loan payables were $469.8 million ($479.5 million, net with premium) as of December 31, 2012. As of December 31, 2012, we had fixed and variable rate loans with effective interest rates ranging from 2.46% to 6.58% per annum and a weighted average effective interest rate of 4.66% per annum. As of December 31, 2012, we had $353.1 million of fixed rate debt, or 75.1% of loans, at a weighted average interest rate of 5.21% per annum and $117.2 million of variable rate debt, or 24.9% of loans, at a weighted average effective interest rate of 3.01% per annum.

As of December 31, 2012, we had an unsecured note payable of $500,000 outstanding with an interest rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68% and a maturity date of September 19, 2015.

An increase in the variable interest rate on our seven variable interest rate mortgages including our unsecured note payable constitutes a market risk. As of December 31, 2012, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $586,000, or 3.57%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective.

(b) Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c) Changes in internal Control over financial reporting.    We are continuously seeking to improve the efficiency and effectiveness of our operations and our internal controls. This results in modifications to our processes throughout the Company. Our management had previously concluded that as of September 30, 2012, our disclosure controls and procedures were not effective as a result of insufficient segregation of duties. Subsequent to filing our Form 10-Q for the quarter ended September 30, 2012, and as a result of ongoing enhancement to our internal controls related to disclosures and to segregation of duties within our Company, our management became aware that the Company had incorrectly classified redeemable noncontrolling interest in the operating partnership in the mezzanine section of the consolidated balance sheet as of September 30, 2012. These securities are correctly classified in equity as of December 31, 2012. The discovery of this error required a restatement of our interim consolidated financial data. Management corrected this misclassification by amending its previously filed Form 10-Q for the quarter ended September 30, 2012.

During the fourth quarter of 2012, we implemented remedial measures, including designing additional controls and hiring additional qualified accounting personnel. The implementation of these additional controls, including establishing a disclosure committee responsible for reviewing the Company’s filings, resulted in the discovery of the error as of September 30, 2012 that is discussed above. We believe that the controls we implemented in the fourth quarter will reduce to an acceptably low level the risks that material errors in our financial statements will not be prevented or detected by employees in the normal course of performing their assigned duties. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2012 is submitted herewith:

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	124

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report on Form 10-K.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Landmark Apartment Trust of America, Inc.

We have audited the accompanying consolidated balance sheets of Landmark Apartment Trust of America, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Apartment Trust of America, Inc. at December 31, 2012, and 2011 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Richmond, Virginia

March 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Landmark Apartment Trust of America, Inc.

We have audited the accompanying consolidated statements of comprehensive income, equity and cash flows of Landmark Apartment Trust of America, Inc. and subsidiaries (f/k/a Apartment Trust of America, Inc.) (the “Company”) for the year ended December 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited the 2010 information in financial statement schedule III. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of the Company for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE, LLP

Los Angeles, California

March 25, 2011

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(In thousands, except for share data)

	December 31,
	2012	2011
ASSETS
Real estate investments:
Operating properties, net	$725,568	$338,846
Cash and cash equivalents	2,447	1,091
Accounts receivable	1,879	1,210
Accounts receivable due from affiliates	1,613	—
Restricted cash	9,889	6,745
Goodwill	—	3,751
Real estate and escrow deposits	529	—
Identified intangible assets, net	7,548	3,595
Other assets, net	5,543	1,457

Total assets	$755,016	$356,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$479,494	$243,332
Unsecured note payable	500	7,750
Series A cumulative non-convertible redeemable preferred stock with stapled warrants	40,272	—
Series B cumulative non-convertible redeemable preferred stock with stapled warrants	10,068	—
Accounts payable and accrued liabilities	16,054	9,954
Accounts payable due to affiliates	183	15
Security deposits, prepaid rent and other liabilities	3,385	2,521

Total liabilities	549,956	263,572
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 20,655,646 and 19,935,953 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	207	199
Additional paid-in capital	186,546	177,516
Accumulated other comprehensive loss, net	(260)	—
Accumulated deficit	(125,572)	(84,592)

Total stockholders’ equity	60,921	93,123
Redeemable non-controlling interests in operating partnership	144,139	—

Total Equity	205,060	93,123

Total liabilities and equity	$755,016	$356,695

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, except for share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$57,196	$42,485	$35,568
Other property revenues	7,521	5,306	4,006
Management fee income	2,645	2,865	465
Reimbursed income	10,407	11,207	2,082

Total revenues	77,769	61,863	42,121
Expenses:
Rental expenses	28,854	21,249	18,871
Property lease expense	4,208	2,402	—
Reimbursed expense	10,407	11,207	2,082
General and administrative expense	13,029	8,198	1,809
Acquisition-related expenses	19,894	1,270	5,394
Loss from unconsolidated joint venture	—	59	—
Depreciation and amortization	20,056	13,541	12,861
Impairment loss	5,397	390	—

Total expenses	101,845	58,316	41,017

(Loss) income from operations	(24,076)	3,547	1,104
Other (expense) income:
Interest expense	(17,519)	(12,495)	(11,881)
Interest income	—	2	12

Net loss	$(41,595)	$(8,946)	$(10,765)

Less: Net loss attributable to redeemable non-controlling interests in operating partnership	6,735	—	—
Net loss attributable to common stockholders	$(34,860)	$(8,946)	$(10,765)

Other comprehensive loss:
Unrealized (loss)/gain on cash flow hedges	(310)	—	—
Comprehensive loss attributable to redeemable non-controlling interests in operating partnership	50	—	—
Comprehensive loss attributable to common stockholders	$(35,120)	$(8,946)	$(10,765)

Net loss per common share attributable to common stockholders — basic and diluted	$(1.72)	$(0.45)	$(0.59)

Weighted average number of common shares outstanding — basic and diluted	20,244,130	19,812,886	18,356,824

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Total Equity
	Number of Shares	Amount
BALANCE — December 31, 2009	17,028,454	$170	$151,542	$—	$(46,943)	$104,769	$—	$104,769
Issuance of common stock	2,401,917	24	23,958	—	—	23,982	—	23,982
Issuance of vested and nonvested restricted common stock	3,000	—	6	—	—	6	—	6
Offering costs	—	—	(2,604)	—	—	(2,604)	—	(2,604)
Amortization of nonvested common stock compensation	—	—	19	—	—	19	—	19
Issuance of common stock under the DRIP	462,877	5	4,392	—	—	4,397	—	4,397
Repurchase of common stock	(263,430)	(3)	(2,609)	—	—	(2,612)	—	(2,612)
Distributions	—	—	—	—	(11,034)	(11,034)	—	(11,034)
Net loss	—	—	—	—	(10,765)	(10,765)	—	(10,765)

BALANCE — December 31, 2010	19,632,818	$196	$174,704	$—	$(68,742)	$106,158	$—	$106,158

Issuance of vested and nonvested restricted common stock	4,000	—	8	—	—	8	—	8
Offering costs	—	—	(48)	—	—	(48)	—	(48)
Issuance of common stock to our Former Advisor	15,741	—	141	—	—	141	—	141
Amortization of nonvested common stock compensation	—	—	22	—	—	22	—	22
Issuance of common stock under the DRIP and the Amended and Restated DRIP	283,394	3	2,689	—	—	2,692	—	2,692
Distributions	—	—	—	—	(6,904)	(6,904)	—	(6,904)
Net loss	—	—	—	—	(8,946)	(8,946)	—	(8,946)

BALANCE — December 31, 2011	19,935,953	$199	$177,516	$—	$(84,592)	$93,123	$—	$93,123

Unrealized loss on cash flow hedges	—	—	—	(260)	—	(260)	(50)	(310)
Issuance of common stock	482,655	5	3,929	—	—	3,934	—	3,934
Issuance of vested and nonvested restricted common stock	4,000	—	8	—	—	8	—	8
Offering costs	—	—	(7)	—	—	(7)	—	(7)
Issuance of common stock to our Former Advisor	13,992	—	126	—	—	126	—	126
Amortization of nonvested common stock compensation	—	—	42	—	—	42	—	42
Issuance of common stock under the DRIP and the Amended and Restated DRIP	219,046	3	1,948	—	—	1,951	—	1,951
Issuance of LTIP units	—	—	2,984	—	—	2,984	—	2,984
Distributions	—	—	—	—	(6,120)	(6,120)	(1,385)	(7,505)
Issuance of limited partnership units for acquisition of properties	—	—	—	—	—	—	152,309	152,309
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(6,735)	(6,735)
Net loss attributable to common stockholders	—	—	—	—	(34,860)	(34,860)	—	(34,860)

BALANCE — December 31, 2012	20,655,646	$207	$186,546	$(260)	$(125,572)	$60,921	$144,139	$205,060

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,595)	$(8,946)	$(10,765)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	20,501	14,004	13,243
Accretion expense related to preferred stock	655	—	—
Fair value adjustment related to warrant liabilities	(315)	—	—
Stock based compensation, net of forfeitures	50	30	25
Stock issuance to our Former Advisor	126	141	—
Issuance of common stock for services rendered for the Recapitalization Transaction	1,834	—	—
Issuance of LTIP Units	2,984	—	—
Bad debt expense	373	276	223
Impairment loss	5,397	390	—
Loss from unconsolidated joint venture	—	59	—
Changes in operating assets and liabilities:
Accounts receivable	(1,042)	521	(953)
Restricted cash — property tax and insurance reserves	(1,664)	(946)	—
Other assets, net	411	383	(139)
Accounts payable and accrued liabilities	2,677	(272)	2,523
Accounts payable due to affiliates	168	(83)	146
Security deposits, prepaid rent and other liabilities	(376)	(72)	(605)

Net cash (used in)/provided by operating activities	(9,816)	5,485	3,698

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(62,074)	—	(36,713)
Acquisition of consolidated joint venture, net of cash acquired	—	(129)	—
Contributions to unconsolidated joint venture	—	(568)	—
Cash received from property management termination fees	173	117	—
Acquisition of management company	—	—	(5,513)
Acquisition of unconsolidated joint venture	—	—	(50)
Capital expenditures	(2,671)	(1,328)	(1,521)
Purchase deposits on pending real estate acquisitions	(529)	—	—
Proceeds from property insurance settlements	—	—	153
Change in restricted cash	(1,479)	(167)	(936)

Net cash used in investing activities	(66,580)	(2,075)	(44,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	45,722	—	27,200
Payments on mortgage loan payables	(1,982)	(875)	(698)
Borrowings on unsecured note payable	500	—	—
Payments on unsecured note payable	(7,750)	—	(1,350)
Proceeds from the issuance of preferred stock	50,000	—	—
Payment of deferred financing costs	(4,128)	—	(293)
Security deposits	—	43	299
Proceeds from issuance of common stock	—	—	23,982
Repurchase of common stock	—	—	(2,612)
Payment of offering costs	(7)	(58)	(2,781)
Distributions paid to common stockholders	(4,152)	(4,703)	(6,486)
Distributions paid to redeemable non-controlling interests in operating partnership	(451)	—	—

Net cash provided by/(used in) financing activities	77,752	(5,593)	37,261

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,356	(2,183)	(3,621)
CASH AND CASH EQUIVALENTS — Beginning of period	1,091	3,274	6,895

CASH AND CASH EQUIVALENTS — End of period	$2,447	$1,091	$3,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables	$15,069	$12,215	$11,614
Interest on preferred stock	$281	$—	$—
Income taxes	$327	$190	$168

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$395	$120	$829
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Operating properties	$400,206	$—	$—
Accounts receivable due from affiliates	$1,613	$—	$—
Identified intangible assets	$9,673	$—	$—
Other assets	$1,105	$—	$49
Mortgage loan payables assumed with the acquisition of properties, net of premium	$192,712	$—	$—
Accounts payable and accrued liabilities	$2,748	$—	$364
Security deposits, prepaid rent and other liabilities	$654	$—	$230
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties	$152,309	$—	$—
Issuance of common stock for the acquisition of a property	$2,100	$—	$—
Financing Activities:
Issuance of common stock under the DRIP and the Amended and Restated DRIP	$1,951	$2,692	$4,397
Distributions declared but not paid on common stock and LTIP units	$525	$508	$999
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$934	$—	$—
Change in other comprehensive loss	$310	$—	$—
Accrued offering costs	$—	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The use of the words “the Company,” “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust of America, Inc. and its subsidiaries, including Apartment Trust of America Holdings, LP, except where the context otherwise requires.

1.	Organization and Description of Business

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select metropolitan areas in the Southern United States. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We are self-administered and self-managed, in that we provide our own investment, administrative and management services internally through our own employees. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous public offerings of shares of our common stock for $10.00 per share pursuant to our primary offering, and $9.50 per share pursuant to our distribution reinvestment plan, or DRIP.

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, to be effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined by reference to the recently completed Recapitalization Transaction (as defined below) that the fair value of a share of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value.

Until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or G&E REIT Advisor, pursuant to our advisory agreement. From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Former Advisor. Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. Pursuant to the terms of the advisory agreement, our Former Advisor was required to use commercially reasonable efforts to present to our company a continuing and suitable investment program and opportunities to make investments consistent with the investment policies of our company. Our Former Advisor also was obligated to provide our company with the first opportunity to purchase any Class A income producing multifamily property which satisfies our company’s investment objectives. In performing these obligations, our Former Advisor generally (i) provided and performed the day-to-day management of our company; (ii) served as our company’s investment advisor; (iii) located, analyzed and selected potential investments for us and structured and negotiated the terms and conditions of acquisition and disposition transactions; (iv) arranged for financing and refinancing with respect to our investments; and (v) entered into

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases and service contracts with respect to our investments. During its tenure, our Former Advisor was subject to the supervision of our board of directors and had a fiduciary duty to our company and its stockholders. As a result of the Recapitalization Transaction (as defined below), the advisory agreement with our Former Advisor was terminated and we became self-managed effective August 3, 2012.

On August 3, 2012, we and the operating partnership entered into a master contribution and recapitalization agreement and a series of separate interest contribution agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 21 multifamily apartment communities and one parcel of submerged land , or the Contributed Properties, containing an aggregate of 6,079 units, in exchange for aggregate consideration valued at approximately $480.9 million (subject to customary proration), including (i) approximately $185.2 million (subject to adjustment based on prorations and principal amortization) generally comprised of common units of operating partnership interests in the operating partnership, valued at $8.15 per unit; (ii) approximately $17.3 million in cash; and (iii) the assumption by us and the operating partnership of approximately $278.4 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). The acquisition of one of the Contributed Properties, known as Andros Isles Apartments, is subject to certain earn-out provisions, whereby the Company is obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period. Eighteen of the multifamily apartment communities and the parcel of submerged land were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to as the ELRM Parties). The three remaining Contributed Properties were controlled or managed by DeBartolo Development, LLC and its affiliates. In addition, on August 3, 2012, we issued and sold 4,000,000 shares of newly created Series A Cumulative Non-Convertible Redeemable Preferred Stock, or the Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $40.0 million, and 1,000,000 shares of newly created Series B Cumulative Non-Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million. On February 28, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million.

In connection with the Recapitalization Transaction, we paid the Former Advisor an acquisition fee of $4.0 million, an acquisition fee of $2.0 million to Joseph G. Lubeck, the president and chief executive officer of the ELRM Parties, and an acquisition fee of $2.0 million to EL. As a result of the Recapitalization Transaction, Mr. Lubeck became executive chairman of our company. As of March 20, 2013, we had completed the acquisition of 17 of the Contributed Properties, consisting of 16 multifamily apartment communities and the parcel of submerged land.

As of December 31, 2012, we owned a total of 31 properties and one parcel of submerged land with an aggregate of 9,021 apartment units, comprised of 13 properties located in Texas consisting of 3,477 apartment units, eight properties located in Florida consisting of 1,999 apartment units, four properties in Georgia consisting of 1,301 apartment units, two properties in Virginia consisting of 394 apartment units, one property in Alabama consisting of 1,080 apartment units, one property in Tennessee consisting of 350 apartment units, one property in South Carolina consisting of 260 apartment units and one property in North Carolina consisting of 160 apartment units, which had an aggregate purchase price of $779.9 million. As of December 31, 2012, we also managed the four properties with an aggregate of 1,066 units leased by the subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. Until December 29, 2012, we also served as the third-party manager for another 33 properties. For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments and Note 18, Subsequent Events.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We identified an immaterial classification error related to the prior period presentation of the consolidated statements of cash flows. We determined that in this annual report on Form 10-K and future periodic reports we will correct this classification error. For the year ended December 31, 2011, this adjustment resulted in a decrease in restricted cash for property taxes and insurance reserves within cash from operating activities of $946,000, which had previously been included in cash flow used in investing activities. The reclassification adjustment decreased cash flows from operating activities and increased cash used in investing activities by an equal and offsetting amount. As a result, this classification did not change cash and cash equivalents, income from operations, net income, or the balance sheet for the period affected.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of reimbursed revenues and reimbursed expenses, and the breakout of impairment loss from depreciation and amortization in the consolidated statements of comprehensive loss.

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and any variable interest entities, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, which we have concluded should be consolidated. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership and as of December 31, 2012 and 2011, we owned approximately 52.5% and more than 99.99%, respectively, of the general partnership interest in our operating partnership, and the limited partners owned approximately 47.5% and less than 0.01%, respectively, of the operating partnership interest in our operating partnership. As of December 31, 2012 and 2011, the G&E REIT Advisor owned less than 0.01% operating partnership interest in our operating partnership, respectively, and is a special limited partner in our operating partnership. G&E REIT Advisor is also entitled to certain special operating partnership rights under the partnership agreement of our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

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

We lease multifamily residential apartments under operating leases and substantially all of our apartment leases are for a term of one year or less. Rental income and other property revenues are recorded when due from tenants and is recognized monthly as it is earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Early lease termination amounts are recognized when received and realized. Expense reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Considerations, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Management fees are recognized when earned in accordance with each management contract. We receive fees for property management and related services provided to third parties. These fees are recognized in management fee income on the statements of comprehensive loss. Management fees are based on a percentage of revenues for the month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012 and 2011, we did not have any properties held for sale.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Management Company

The assets and liabilities of businesses acquired are recorded at their respective fair values as of the acquisition date. We obtained third-party valuations of material intangible assets acquired, including tenant relationships and termination fee intangibles, which were based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of cash flows from property management contracts acquired or contributed as part of the Mission Residential Management acquisition, a Level 2 fair value measurement, (refer to the discussion in this Note under Goodwill and Identified Intangible Assets, Net). Costs in excess of the net fair values of assets and liabilities acquired are recorded as goodwill.

The fair values of the intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Finite-lived intangible assets are amortized using a method of amortization consistent with our expected future cash flows in the period in which those assets are expected to be received. We do not amortize indefinite lived intangibles and goodwill. For the year ended December 31, 2012, there was an impairment loss of $5.4 million resulting from the termination of the property management contracts for the 33 properties owned by unaffiliated parties with no future source of income related to such contracts. We estimate that our annual management fee income will decrease by $2.7 million due to the termination of the property management contracts. This event triggered an immediate and full fair value impairment of the goodwill in the amount of $3.8 million, and impairment of the tenant relationship intangible and an expected termination fee intangible in the amount of $1.6 million.

Investment in NNN/MR Holdings

The Company has a 100% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multifamily apartment properties with an aggregate of 1,066 units. The primary assets of NNN/MR Holdings consist of four master leases through which the master tenants operate the four multifamily apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets. As further described below, this acquisition was accounted for using the equity method of accounting.

In accordance with the guidance on business combinations in the FASB’s accounting standards codification, we recorded the fair value of the assets and liabilities acquired in connection with our acquisition of NNN/MR Holdings. Each lease acquired under the master tenant arrangement was evaluated individually as above or below market based upon the present value of the difference between the cash flow stream of the assumed lease and the cash flow stream of a market rate lease. The aggregate above market lease obligation is included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets. This obligation will be amortized as additional rent expense over the remaining life of each lease in the master tenant relationship. We also recognized a disposition fee right intangible of $1.6 million that is included in identified intangible assets, net on the accompanying consolidated balance sheets. Pursuant to each master lease (or other operative agreement) between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multifamily apartment properties is sold. The fair value of the disposition fee rights was determined based on the expected discounted cash flows of the disposition fee.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Identified Intangible Assets, Net

During the fourth quarter of 2010, we, through our Property Manager, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, LLC, including the in-place workforce, which created $3.8 million of goodwill. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.

We perform annual impairment tests on goodwill and more often if events occur or circumstances change in accordance with the applicable guidance for accounting for goodwill and other intangible assets. As of December 31, 2012 and 2011, goodwill of $0 million and $3.8 million, respectively, was included in the accompanying consolidated balance sheets. Our annual impairment test was performed as of December 31, 2012 and there was an impairment loss of $3.8 million of goodwill, resulting from termination, during the fourth quarter of 2012, of the property management contracts for the 33 properties owned by unaffiliated third parties, with no future source of income from them. The impairment loss on goodwill was reported as impairment loss in our accompanying consolidated statements of comprehensive loss.

Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions, tenant relationship intangibles and an expected termination fee intangible resulting from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management in the fourth quarter of 2010, as well as a disposition fee right intangible resulting from the acquisition of NNN/MR Holdings in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Tenant relationship intangibles are amortized on a basis consistent with estimated cash flows from these intangible assets. As of December 31, 2012, there was an impairment loss of $1.6 million of identified intangible assets, resulting from the termination of the property management contracts described above. This event triggered an immediate and full impairment of the tenant relationship intangible in the amount of $1.3 million and an expected termination fee intangible totaling $310,000. The impairment loss on identified intangibles, net was reported as impairment loss in our accompanying consolidated statements of comprehensive loss.

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

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. For the years ended December 31, 2012, 2011 and 2010, there were no impairment losses to operating properties recorded.

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

Other Assets, Net

Other assets, net consist primarily of deferred financing costs, prepaid expenses and deposits. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of comprehensive loss.

Derivative Financial Instruments

We utilize derivative financial instruments to manage interest rate risk and generally designate these financial instruments as cash flow hedges. Derivative financial instruments are recorded on our consolidated balance sheets as either an asset or liability and measured quarterly at their fair value. Derivatives that are not designated by us to be a hedge have the change in fair value recorded in interest expense in our accompanying

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of comprehensive loss. Derivatives that are designated by us to be a hedge have the changes in fair value that are deemed effective are reflected in other comprehensive income or loss. The ineffective component of cash flow hedges, if any, is recorded in earnings.

Other Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the consolidated statements of equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Advertising Costs

All advertising costs are expensed as incurred and reported as rental expenses in our accompanying consolidated statements of comprehensive loss. During the years ended December 31, 2012, 2011 and 2010, total advertising expense was $678,000, $470,000 and $501,000, respectively.

Stock Compensation

We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our 2006 Incentive Award Plan, or the 2006 Plan, and the 2012 Award Plan, or the 2012 Plan. See Note 12, Equity — 2006 Incentive Award Plan and 2012 Incentive Award Plan, for a further discussion of grants under our 2006 Plan and the 2012 Plan.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. Until December 29, 2012, our Property Manager performed property management and leasing services for 33 properties owned by unaffiliated third parties and the four properties leased by our wholly-owned indirect subsidiary, NNN/MR Holdings. We also recognize fee income to our Property Manager for property management and leasing services performed for the properties we own; however, beginning in August 2012, such fee income has been offset by fees paid to ELRM for management support services. See Note 11, Related Party Transactions and Note 17, Subsequent Events, for a further discussion.

Our Property Manager is a taxable REIT subsidiary, or TRS. The Property Manager incurred a loss for the years ended December 31, 2012 and 2011, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheets since realization is uncertain due to the history of operating losses. Total net operating loss carry forward for federal income tax purposes was approximately $1.2 million as of December 31, 2012. The net operating loss carry forward will expire beginning 2031.

The acquisitions of the Contributed Properties are intended to be treated, in whole or in part, for federal income tax purposes as tax-deferred contributions in exchange for limited partnership units in our operating partnership.

In connection with the Recapitalization Transaction, the Company entered into tax protection agreements which are intended to protect the contributing investors against receiving the special allocation of taxable “built-in” gain described above upon a future disposition by the operating partnership of the Contributed

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties. See Note 3, Recapitalization Transaction — Tax Protection Agreements, for more detailed information. Under the Code, taxable gain recognized upon a sale of an asset contributed to a partnership must be allocated to the contributing partner in a manner that takes into account the variation between the tax basis and the fair market value of the asset at the time of the contribution.

We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as TRSs. TRSs are subject to both federal and state income taxes. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which we are subject. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2012 and 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Equity Method Investments

As of December 31, 2010 and through June 17, 2011, we held a 50% interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multifamily apartments with an aggregate of 1,066 units. On June 17, 2011, we acquired the remaining 50% ownership interest in NNN/MR Holdings. As of December 31, 2012, the primary assets of NNN/MR Holdings consisted of four master leases through which the master tenants operate the four multifamily apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets.

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

In determining whether a joint venture is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related acquisitions, dispositions, budgeting and financing of the entity; obligation to absorb losses and preferential returns; and the nature of our partner’s primary operations. As of December 31, 2010, we assessed this joint venture arrangement as a variable interest entity where we were not the primary beneficiary, as the joint venture was deemed to be an entity under the common control of its two 50% owners.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in and managing apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities both owned and leased have been aggregated into one reportable segment for the years ended December 31, 2012, 2011 and 2010. The operations of our property management company, excluding reimbursed costs, are not material to our consolidated statements of comprehensive loss and therefore, have been aggregated with our apartment communities both owned and leased.

Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 converge guidance between GAAP and International Financial Reporting Standards on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 is effective for the first reporting period (including interim periods) beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other, or ASU 2011-08. ASU 2011-08 was intended to reduce the complexity and cost by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), or ASU 2013-02. ASU 2013-02 requires companies to report changes in accumulated other comprehensive income, or AOCI. For significant items reclassified out of AOCI to net income in their entirety, reporting is required about the effect of the reclassifications on the respective line items where net income is presented. Additionally, for items that are not reclassified to net income in their entirety, a cross reference to other disclosures is required in the notes. ASU 2013-02 is effective for interim and fiscal years beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

3.	Recapitalization Transaction

Master Contribution and Recapitalization Agreement

On August 3, 2012, in connection with the Recapitalization Transaction, the Company and the operating partnership entered into a Master Contribution and Recapitalization Agreement, or the Master Agreement, with the EL Parties which sets forth all of the material terms and conditions relating to the transactions described in Note 1, Organization and Description of Business. Under the Master Agreement, an initial closing occurred on August 3, 2012 with respect to all of the transactions contemplated thereby, other than the contribution transactions relating to the Contributed Properties, which closed in escrow pending receipt of the required lender consents. The Master Agreement provides that the closings of the Contributed Properties will occur in stages as lender consents are received. See Note 4, Real Estate Investments, Note 14, Business Combinations, and Note 17, Subsequent Events for more information with respect to acquisitions which have been completed as of December 31, 2012 and the acquisitions of the Contributed Properties that were completed thereafter.

In connection with the transactions contemplated by the Master Agreement, the Company paid an acquisition fee to EL, which is an affiliate of Mr. Lubeck and Mr. Salkind, two of the Company’s directors, in the

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $4.0 million in cash. In addition, the Company is required to issue an aggregate of 49,647 shares of common stock to Elco North America, Inc., an affiliate of EL, of which 22,040 shares were issued at the initial closing and 27,607 shares will be issued upon the acquisition of the Andros property.

Contribution Agreements Relating to Acquisition of 20 Multifamily Properties

Concurrently with the execution of the Master Agreement on August 3, 2012, the operating partnership entered into contribution agreements with the owners of 100% of the interests in the entities that own, directly or indirectly, the Contributed Properties, pursuant to which the operating partnership acquired 100% of the interests in the entities that own the Contributed Properties, in exchange for aggregate consideration valued at approximately $435.9 million (subject to prorations based upon changes in net assets), including approximately $176.1 million (subject to adjustment based on prorations and principal amortization) generally comprised of limited partnership units and approximately $11.3 million in cash, as well as the assumption by the Company and the operating partnership of approximately $248.5 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012).

Each of the transactions contemplated by the Contribution Agreements is or was subject to the satisfaction of various customary closing conditions, including approval of the transactions by the contributing parties and the receipt of lender consents. As of December 31, 2012, the Company had completed the acquisitions of 16 of the Contributed Properties, consisting of 15 multifamily apartment communities and one parcel of submerged land. The Company expects to complete the acquisitions of the remaining Contributed Properties during 2013; however, there is no assurance that the conditions to closing will be satisfied with respect to the remaining Contributed Properties. Failure to satisfy closing conditions could delay or prevent the closing of some or all of the remaining contribution transactions.

Contribution Agreement Relating to Acquisition of Andros Isles Apartments

Concurrently with the execution of the Master Agreement on August 3, 2012, the operating partnership entered into the Andros Contribution Agreement with the owners of 100% of the interests in the entity that owns Andros, pursuant to which the operating partnership will acquire 100% of the interests in the entity that owns the Andros property, in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in limited partnership units and approximately $6.0 million in cash, as well as the assumption by the Company and the operating partnership of approximately $29.9 million of in-place mortgage indebtedness encumbering the Andros property (based on the principal amount outstanding as of June 30, 2012). In addition, the Andros Contribution Agreement provides for the payment of up to $4.0 million of additional consideration subject to an earn-out contingency based on net operating income hurdles over a four-year period.

Closing of the transaction contemplated by the Andros Contribution Agreement is subject to the satisfaction of various customary closing conditions, including approval of the transaction by the contributing parties and the receipt of lender consents. In the event all of the conditions to closing the transactions under the Andros Contribution Agreement have been satisfied or waived under the terms thereof, other than the operating partnership’s payment of its cash obligation under the Andros Contribution Agreement, the Company will issue and sell to EL for cash an aggregate of up to $6.0 million in shares of the Company’s common stock, at a price of $8.15 per share. These shares will be issued and sold by the Company only to the extent necessary for the operating partnership to fund any shortfall with respect to its cash payment obligation.

Alternatively, EL may purchase shares of a newly established series of the Company’s cumulative redeemable non-convertible preferred stock, at a price of $10.00 per share. If issued and sold, such series of

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock will be issued with non-detachable warrants to purchase shares of the Company’s common stock with warrant coverage equal to the aggregate purchase price of such shares and will have terms that are pari passu with and otherwise substantially similar to the Series A Preferred Stock and the Series B Preferred Stock.

The Company anticipates completing the acquisition of the Andros property in 2013. However, there is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of the Andros contribution transaction.

Tax Protection Agreements

The contribution transactions in connection with the Recapitalization Transaction are intended to be treated, in whole or in part, for federal income tax purposes as tax-deferred contributions of the properties by the owners of the interests in the Contributed Properties to the operating partnership in exchange for limited partnership units. In connection with these transactions, the Company and the operating partnership have entered, or will enter, into tax protection agreements with most of the sellers who are contributing their interests in exchange for limited partnership units in the operating partnership at the closing of the acquisitions. These tax protection agreements are intended to (1) protect the contributing investors against receiving a special allocation of taxable “built-in” gain upon a future disposition by the operating partnership of the Contributed Properties and (2) protect the contributing investors from recognizing taxable gain as a result of a reduction in the contributing investor’s share of partnership liabilities.

Securities Purchase Agreement Relating to Cash Investment

Concurrently with the execution and delivery of the Master Agreement, on August 3, 2012, the Company entered into a securities purchase agreement pursuant to which the Company issued and sold for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. The Series A Preferred Stock and the Series B Preferred Stock each have a liquidation preference of $10.00 per share and entitle the holders to cumulative cash distributions at an annual rate of 9.75% of the $10.00 per share liquidation preference. For additional information regarding the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of the Series A Preferred Stock and the Series B Preferred Stock, see Note 8, Preferred Stock and Warrants to Purchase Common Stock.

Pursuant to the securities purchase agreement, the Company granted each of the purchasers a right of first offer to purchase its pro rata portion of any preferred equity securities that the Company may from time to time propose to issue and sell, subject to certain minimum investment amounts. In general, the preemptive rights to purchase new preferred equity securities will terminate upon the redemption of all shares of the Series A Preferred Stock and shares of Series B Preferred Stock, as applicable. However, the preemptive rights may terminate earlier under certain circumstances, including in the event the respective purchaser, together with its affiliates, ceases to hold any shares of the Company’s preferred stock.

The cash proceeds from the sale of the Series A Preferred Stock and the Series B Preferred Stock have been or will be used by the Company to repay debt, finance the acquisition of certain Contributed Properties, fund additional property acquisitions and pay transaction costs.

Board of Directors

On August 3, 2012, in connection with the Recapitalization Transaction, the Company expanded the size of its board of directors from five members to nine members, and changed the composition of the board by

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepting the resignation of Richard S. Johnson, one of the Company’s directors, and adding five new directors, including the representatives of EL, Joseph G. Lubeck and Michael Salkind, one representative of OPTrust, Robert A. S. Douglas, one representative of DeBartolo, Edward M. Kobel, and one new independent director designated by EL, OPTrust and DeBartolo, Ronald D. Gaither.

Employment Agreements with Executive Officers

In connection with the Recapitalization Transaction, the Company entered into employment agreements with Stanley J. Olander, Jr., the Company’s chief executive officer, Gustav G. Remppies, the Company’s president, and B. Mechelle Lafon, the Company’s chief financial officer, treasurer and secretary, as well as Joseph G. Lubeck, the president and chief executive officer of the EL Parties and the executive chairman of the Company. These agreements have an initial term expiring December 31, 2016, subject to automatic one-year extensions.

In connection with the employment agreements, the Company agreed to grant Mr. Olander a total of 224,647 LTIP Units (of which 197,040 units were issued to Mr. Olander on August 3, 2012), Mr. Remppies a total of 174,647 LTIP Units (of which 147,040 units were issued to Mr. Remppies on August 3, 2012) and Mr. Lubeck a total of 49,647 LTIP Units (of which 22,040 units were issued to Mr. Lubeck on August 3, 2012). The LTIP units granted on August 3, 2012, vested immediately and we recorded $3.0 million in incentive compensation in general and administrative expense for the year ended December 31, 2012. The remaining LTIP units will be granted when the acquisition of the Andros property has been completed. The initial annual equity compensation award target for each of Mr. Olander and Mr. Remppies will be a long-term incentive plan award under our 2012 Award Plan in an amount equal to 100% of their respective annual base salary, subject to the discretion of the compensation committee of the board of directors and any vesting or forfeiture restriction as the compensation committee shall determine. No such awards have been granted as of December 31, 2012.

Registration Rights

In connection with the Recapitalization Transaction, the Company entered into a registration rights agreement for the benefit of the holders of the limited partnership units issuable pursuant to the Contribution Agreements and the Andros Contribution Agreement with respect to the shares of the Company’s common stock that will be issuable to them, as well as for the benefit of EL and its affiliates with respect to the shares of the Company’s common stock issued to EL, and any other shares of the Company’s common stock issued or issuable to them in connection with the transactions contemplated by the Master Agreement. On August 3, 2012 and February 27, 2013, the Company also entered into registration rights agreements for the benefit of the warrant holders with respect to the shares of the Company’s common stock that will be issuable to them upon the exercise of the warrants. The registration rights agreements contain terms that are substantially similar and provide for demand and piggyback registration rights. Pursuant to the registration rights agreements, the Company is required to use reasonable best efforts to cause the registration of such shares and no guaranty can be provided that such registration will occur within the applicable time period set forth in the registration rights agreements or at all. Absent an effective registration, the holders of shares issued under the warrants will continue to hold unregistered shares.

Termination of Advisory Agreement

In connection with the Recapitalization Transaction, the Company entered into an advisory termination agreement with the Former Advisor and the owners of the Former Advisor, including Messrs. Olander and Remppies, pursuant to which the advisory agreement was terminated. Further, in connection with the Recapitalization Transaction, the Company paid the Former Advisor a negotiated acquisition fee in cash equal to $4.0 million.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of 2012 Award Plan

In connection with the Recapitalization Transaction, the Company’s board of directors adopted the 2012 Award Plan. See Note 12, Equity — 2012 Award Plan for more information on the 2012 Award Plan.

Adoption of Amendment to the 2006 Incentive Award Plan

In connection with the adoption of the 2012 Award Plan, the board of directors adopted an amendment to the 2006 Incentive Award Plan to facilitate other equity-based awards under the 2012 Award Plan and to specify that the maximum aggregate number of shares of common stock issuable pursuant to both plans is 2,000,000 shares.

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

4.	Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Land	$103,159	$45,747
Land improvements	61,242	24,266
Building and improvements	609,241	305,989
Furniture, fixtures and equipment	17,515	12,279

	791,157	388,281

Less: accumulated depreciation	(65,589)	(49,435)

	$725,568	$338,846

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2012, we completed the acquisition of 16 of the Contributed Properties and one additional property, the Emerson Park Property, as set forth below (in thousands, except per unit data):

Property Description	Date Acquired	Number of Units	Consideration
			Common Units(1)		Debt(2)		Cash Payment		Prorations	Total Purchase Price
Overlook At Daytona — Daytona Beach, FL	August 28, 2012	233	694,983		$16,970	(3)	—		$131	$22,500
Seabreeze Daytona Marina — Daytona Beach, FL	August 28, 2012	N/A	—	(4)		(3)	—		—	$2,100
Bay Breeze Villas — Cape Coral — Ft. Myers, FL	August 30, 2012	180	624,228		$9,062		$3,500		$(51)	$17,700
Landmark at Emerson Park — Webster, TX	August 30, 2012	354	—		$22,670		9,259	(5)	—	$30,750
Esplanade Apartments — Orlando, FL	September 14, 2012	186	475,848		$9,053		$3,500		$(57)	$16,500
Milana Reserve Apartments — Tampa, Florida	October 1, 2012	232	973,411		$10,454		—		$(13)	$18,400
Landmark at Creekside Grand — Atlanta, Georgia	October 4, 2012	492	2,886,782		$27,763		—		$(434)	$51,720
Lofton Meadows Apartments — Bradenton, Florida	October 10, 2012	166	436,220		$7,466		—		$(14)	$11,040
Landmark at Grand Meadows— Melbourne, Florida	October 11, 2012	212	674,579		$5,920		—		$(32)	$11,450
Landmark at Magnolia Glen — Hoover, Alabama	October 19, 2012	1,080	4,260,358		$36,060	(6)	$1,000		$282	$71,500
Landmark at Ridgewood Preserve — Arlington, Texas	October 22, 2012	184	452,316		$4,350		—		$(114)	$8,150
Landmark at Heritage Fields — Arlington, Texas	October 22, 2012	240	731,049		$5,745		—		$(147)	$11,850
Manchester Park — Arlington, Texas	October 22, 2012	126	367,461		$2,100		—		$(55)	$5,150
Landmark at Grand Palms — Tampa, Florida	October 31, 2012	438	2,341,841		$20,951		—		$37	$40,000
Reserve at Mill Landing — Lexington, South Carolina	November 5, 2012	260	819,036		$12,885		$3,355		$(29)	$23,000
Parkway Grand — Decatur, GA	November 8, 2012	313	996,324		$19,724		—		$66	$27,800
Grand Isles at Baymeadows — Jacksonville, FL	November 8, 2012	352	1,953,785		$16,547		—		$(30)	$32,500

(1)	Common Units represent limited partnership interests in the operating partnership valued at $8.15 per unit.

(2)	Represents either new or assumed loans.

(3)	The Seabreeze Daytona Marina property serves as collateral for the mortgage indebtedness assumed in connection with the acquisition of the Overlook at Daytona property.

(4)	The Seabreeze Daytona Property was acquired in exchange for 257,669 shares of the Company’s common stock, valued at $8.15 per share.

(5)	This amount includes amounts used to pay customary closing costs in connection with the Landmark at Emerson Park acquisition.

(6)	Amount includes a $500,000 unsecured note issued from the operating partnership to one of the contributors.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $16.2 million $13.2 million, and $12.5 million, respectively.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets, Net

Identified intangible assets, net are a result of the 2010 and 2012 purchases of properties, the 2011 purchase of 100% of NNN/MR Holdings and the 2010 purchase of our Property Manager, and consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

Disposition fee rights	$1,580	$1,580
In-place leases, net of accumulated amortization of $3.9 million and $210,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 4.7 months and 0 months as of December 31, 2012 and 2011, respectively)	5,968	—
Tenant relationships, net of accumulated amortization of $0 and $385,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 0 months and 227 months as of December 31, 2012 and 2011, respectively)(1)	—	1,532
Tenant relationships — expected termination fees(1)	—	483

	$7,548	$3,595

(1)	As of December 31, 2012, there was an impairment loss of $1.6 million of identified intangible assets, resulting from the termination of the property management contracts of our 33 multifamily apartment communities owned by unaffiliated third parties during the fourth quarter of 2012. This event triggered an immediate and full impairment of the tenant relationship intangible in the amount of $1.3 million and an expected termination fee intangible totaling $310,000. See Note 2, Summary of Significant Accounting Policies — Goodwill and Identified Intangible Assets, Net, for further discussion.

Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2012, 2011 and 2010 was $3.9 million, $389,000, and $401,000, respectively.

Identified intangible assets as of December 31, 2012 will amortize fully within a year.

6.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred financing costs, net of accumulated amortization of $1.8 million and $1.1 million as of December 31, 2012 and 2011, respectively	$4,509	$1,116
Prepaid expenses, deposits and other	992	341
Fair value of cap rate agreement	42	—

	$5,543	$1,457

Amortization expense recorded on the deferred financing costs for the years ended December 31, 2012, 2011 and 2010 was $735,000, $364,000, and $246,000, respectively. Deferred financing costs are amortized using the effective interest method.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense on the deferred financing costs as of December 31, 2012 for each of the next five years ending December 31 and thereafter is as follows (in thousands):

2013	$1,692
2014	$1,294
2015	$551
2016	$355
2017	$276
Thereafter	$341

$4,509

7.	Mortgage Loan Payables, Net, and Unsecured Note Payables

Mortgage Loan Payables, Net

Mortgage loan payables were $469.8 million ($479.5 million, net of premium) and $243.7 million ($243.3 million, net of discount) as of December 31, 2012 and 2011, respectively. As of December 31, 2012, we had 26 fixed rate and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.66% per annum. As of December 31, 2012, we had $353.1 million ($362.7 million, net of premium) of fixed rate debt, or 75.2% of mortgage loan payables, at a weighted average interest rate of 5.21% per annum and $116.7 million of variable rate debt, or 24.8% of mortgage loan payables, at a weighted average effective interest rate of 3.01% per annum. As of December 31, 2011, we had $182.7 million ($182.3 million, net of discount) of fixed rate debt, or 75.0% of mortgage loan payables, at a weighted average interest rate of 5.47% per annum and $61.0 million of variable rate debt, or 25.0% of mortgage loan payables, at a weighted average effective interest rate of 2.39% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of December 31, 2012 and December 31, 2011, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and the provisions in the tax protection agreements discussed above. As of December 31, 2012, 17 of our mortgage loan payables had monthly interest-only payments, while 15 of our mortgage loan payables as of December 31, 2012 have monthly principal and interest payments.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan payables, net consisted of the following as of December 31, 2012 and December 31, 2011 (in thousands):

					Principal Outstanding as of
Property	Interest Rate		Maturity Date		December 31, 2012	December 31, 2011
Fixed Rate Debt:
Hidden Lake Apartment Homes	5.34%		01/11/17		$19,218	$19,218
Walker Ranch Apartment Homes	5.36%		05/11/17		20,000	20,000
Residences at Braemar	5.72%		06/01/15		8,823	9,011
Park at Northgate	5.94%		08/01/17		10,295	10,295
Baypoint Resort	5.94%		08/01/17		21,612	21,612
Towne Crossing Apartments	5.04%		11/01/14		13,937	14,234
Villas of El Dorado	5.68%		12/01/16		13,600	13,600
The Heights at Olde Towne	5.79%		01/01/18		10,475	10,475
The Myrtles at Olde Towne	5.79%		01/01/18		20,100	20,100
Arboleda Apartments	5.36%		04/01/15		17,012	17,261
Bella Ruscello Luxury Apartment Homes	5.53%		04/01/20		12,834	13,017
Mission Rock Ridge Apartments	4.20%		10/01/20		13,863	13,900
Bay Breeze Villas	2.93%		09/01/19		9,375	—
Esplanade Apartments	4.28%		12/01/18		9,003	—
Milana Reserve Apartments	4.59%		10/01/20		10,382	—
Landmark at Grand Meadows	3.23%		11/01/19		6,100	—
Lofton Meadows Apartments	3.26%		11/01/19		7,565	—
Landmark at Grand Palms — (2 mortgages)	5.94%		09/01/19		18,476	—
	6.58%		09/01/19		2,360	—
Parkway Grand	6.19%		08/01/15		19,625	—
Landmark at Creekside Grand	4.87%		08/01/17		27,581	—
Reserve at Mill Landing	5.25%		06/11/15		12,864	—
Landmark at Ridgewood Preserve	3.72	%(1)	10/22/19		4,435	—
Landmark at Heritage Fields	3.72	%(1)	10/22/19		5,865	—
Manchester Park	3.72	%(1)	10/22/19		2,142	—
Landmark at Magnolia Glen	5.40%		03/01/18		35,560	—

					353,102	182,723
Variable Rate Debt:
Creekside Crossing	2.46	%*	07/01/15		17,000	17,000
Kedron Village	2.48	%*	07/01/15		20,000	20,000
Canyon Ridge Apartments	2.51	%*	10/01/15		24,000	24,000
Landmark at Emerson Park	2.48%		09/01/22		22,670	—
Overlook at Daytona	4.75%		04/09/13	(2)	16,630	—
Grand Isles at Baymeadows	3.91	%(3)	01/01/16		16,419	—

					116,719	61,000

Total fixed and variable rate debt					469,821	243,723
Premium or (discount)					9,673	(391)

Mortgage loan payables, net					$479,494	$243,332

*	Represents the per annum interest rate in effect as of December 31, 2012. In addition, pursuant to the terms of the related loan documents, the maximum variable interest rate allowable is capped at rates ranging from 6.50% to 6.75% per annum.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The mortgage indebtedness secured by the Landmark at Arlington Holdings properties consists of three first mortgage loans with floating interest rates, which have been effectively fixed through the use of interest rate swap agreements.

(2)	Prior to the maturity of the mortgage loan, we will seek to extend its maturity date by an additional one year, subject to an extension fee in the amount of approximately $41,000.

(3)	The variable interest rate is 3.81% plus the Freddie Mac Reference Bill Index Rate and is capped at 7.25% per annum.

The principal payments due on our mortgage loan payables as of December 31, 2012 for each of the next five years ending December 31 and thereafter are as follows (in thousands):

Year	Amount
2013	$20,720
2014	$18,162
2015	$120,458
2016	$32,780
2017	$100,073
Thereafter	$177,628

$469,821

Unsecured Note Payable

As of December 31, 2012, the outstanding principal amount under the unsecured note payable of our operating partnership due to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on September 19, 2015. Interest is payable monthly at a rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%.

As of December 31, 2011, the outstanding principal amount under the unsecured note payable to G & E Apartment Lender, LLC, an unaffiliated party, or the Amended Consolidated Unsecured Note, was $7.8 million. On August 3, 2012, we repaid the Amended Consolidated Unsecured Note with proceeds from the Recapitalization Transaction. See Note 3, Recapitalization Transaction.

8.	Preferred Stock and Warrants to Purchase Common Stock

Preferred Stock

In connection with the Recapitalization Transaction, we issued and sold, for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. As of December 31, 2012 and 2011, the aggregate amount in issued shares of the Series A Preferred Stock, together with the stapled warrants, was $40.3 million and $0, respectively. As of December 31, 2012 and 2011, the aggregate amount in issued shares of the Series B Preferred Stock, together with the stapled warrants, was $10.1 million and $0, respectively.

The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, each holder of Series A Preferred Stock and Series B

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We must redeem the Series A Preferred Stock and the Series B Preferred Stock for cash in an amount equal to the Redemption Amount on the second anniversary of the date we first issued such shares although we have certain rights to extend the redemption rights up to an additional three years. Based on the requirement for redemption for cash, the Series A Preferred Stock and the Series B Preferred Stock are classified as a liability in our condensed consolidated balance sheet. The preferred share liability will accrete to the total redemption value over a 24-month period. We recorded $655,000 accretion for the year ended December 31, 2012, which was recorded as interest expense in our consolidated statements of comprehensive loss. See — Warrants to Purchase Common Stock below. The preferred shares are considered equity securities for federal income tax. The holders of the Series A Preferred Stock and Series B Preferred Stock also have certain optional redemption rights, and we have certain rights to redeem all, but not less than all, of the Series A Preferred Stock and Series B Preferred Stock at any time. As of December 31, 2012 and December 31, 2011, we had 5,000,000 shares (consisting of 4,000,000 shares of Series A and 1,000,000 shares of Series B Preferred Stock) and 0 shares, respectively, of preferred stock issued and outstanding.

The preferred shares are entitled to a 9.75% annual distribution based on $10.00 per share beginning August 3, 2012 and were recorded as interest expense in consolidated statements of comprehensive loss in the amount of $2.0 million as of December 31, 2012. The accumulated distributions accrued but not paid as of December 31, 2012 and 2011, were $1.7 million and $0, respectively. Such accrued but unpaid distributions on the preferred shares were paid in full on January 3, 2013 with accrued interest thereon.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measured the fair value of the non-detachable warrants as of August 3, 2012 at $0.45 per warrant and recorded the amount of $2.3 million in our consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in general and administrative expense in the consolidated statements of comprehensive loss. The fair value of the warrants decreased from $2.3 million to $2.0 million from August 3, 2012 through December 31, 2012. The decrease in fair value is recorded in general and administrative expense as of December 31, 2012. See Note 3, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation methods.

9.	Redeemable Non-Controlling Interests in Operating Partnership

Redeemable non-controlling interests in operating partnership represents the limited partnership interests in our operating partnership held by third party entities. On August 3, 2012, in connection with the Recapitalization Transaction, we agreed to acquire the Contributed Properties in exchange for the issuance of limited partnership units from our operating partnership. The limited partnership units have the rights and preferences as set forth in our partnership agreement, and may, following a 12-month holding period, become redeemable at the option of the holder, at which time we have the discretion to exchange the limited partnership units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed limited partnership units, multiplied by (B) the “cash amount” (as defined in our partnership agreement). However, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption and we elect to redeem the limited partnership units for cash rather than unrestricted common stock, the cash redemption amount will be $8.15 per redeemed operating partnership unit. These non-controlling interests are recorded as equity in our consolidated balance sheet due to our ability at our sole discretion to redeem limited partnership units for unregistered shares.

The net loss is allocated to holders of the limited partnership units based upon the weighted average number of limited partnership units outstanding to total common shares plus limited partnership units outstanding during the period. As of December 31, 2012, we had issued 18,688,221 limited partnership units for a total consideration of $152.3 million in relation to the closing of 15 of the Contributed Properties. If the limited partnership units were to be redeemed, the total redemption value is $152.3 million as of December 31, 2012.

As of December 31, 2012, distributions paid on these limited partnership units were in the amount of $451,000, while net loss attributable to the holders of limited partnership units was $6.7 million. As of December 31, 2012, distributions accrued but not paid were in the amount of $934,000. As of December 31, 2012, the redeemable non-controlling interests in operating partnership was $144.2 million.

Adjustments to our redeemable non-controlling interest in operating partnership are recorded to reflect increases or decreases in the ownership of our operating partnership by holders of the limited partnership units, including the redemption of limited partnership units for cash or in exchange for shares of our common stock when applicable.

As of December 31, 2012 and December 31, 2011, we owned approximately 52.5% and more than 99.99%, respectively, of the general partnership interest in our operating partnership, and the limited partners owned approximately 47.5% and less than 0.01%, respectively, of the operating partnership interests in our operating partnership.

10.	Commitments and Contingencies

Litigation

We were party to a lawsuit as a result of our purchase of the assets of Mission Residential Management and our proposed purchase of several related apartment properties. After an unsuccessful attempt to settle the

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation, the matter went to trial on April 9, 2012, and the court ruled in our favor on all claims asserted against us. On September 18, 2012, the plaintiffs filed a petition for appeal to the Supreme Court of Virginia, which was denied on March 12, 2013. Accordingly, we have no liability as a result of these lawsuits.

Our general and administrative expenses on the consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011 reflect professional fees of $2.1 million and $1.3 million, respectively, related to the litigation described above. In total, we have incurred $3.4 million in fees related to the litigation described above. We intend to make a claim for indemnification of such expenses and for any additional expenses or losses we may have relating to the litigation; however if we are not successful in our claim, we may not be able to recover any such expenses or the expenses of pursuing indemnification.

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

Other Organizational and Offering Expenses

Prior to the termination of the advisory agreement with G&E REIT Advisor, our organizational and offering expenses, other than selling commissions and the dealer manager fee, incurred in connection with our follow-on offering were paid by G&E REIT Advisor or its affiliates on our behalf. Other organizational and offering expenses included all expenses (other than selling commissions and the dealer manager fee, which generally represent 7.0% and 3.0% of our gross offering proceeds, respectively) to be paid by us in connection with our follow-on offering. Pursuant to the terms of the advisory agreement with G&E REIT Advisor, these expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2010, G&E REIT Advisor and its affiliates had incurred expenses on our behalf of $2.5 million in excess of 1.0% of the gross proceeds from our follow-on offering, and, therefore, these expenses are not recorded in our accompanying consolidated statements of comprehensive loss as of December 31, 2010. We did not incur any organizational or offering costs for the years ended December 31, 2012 and 2011. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

11. Related	Party Transactions

The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.

G&E REIT Advisor and Affiliates

During 2010, all of our executive officers and our non-independent directors were also executive officers and employees and/or holders of a direct or indirect interest in G&E REIT Advisor or other affiliated entities.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, during 2010, we were a party to the advisory agreement with G&E REIT Advisor, and the dealer manager agreement with Grubb & Ellis Securities, Inc. Until December 31, 2010, these agreements entitled G&E REIT Advisor or its affiliates, and our former dealer manager or its affiliates, to specified compensation for certain services, as well as reimbursement of certain expenses.

On November 1, 2010, we received written notice from G&E REIT Advisor that it had elected to terminate the advisory agreement, effective as of December 31, 2010. On November 1, 2010, we also received written notice from our former dealer manager that it had elected to terminate the dealer manager agreement, effective as of December 31, 2010.

For the years ended December 31, 2012 and 2011, we did not incur any significant fees or expenses from G&E REIT Advisor or its affiliates and our former dealer manager or its affiliates. During the year ended December 31, 2010, G&E REIT Advisor or its affiliates and our former dealer manager or its affiliates, received the following types of compensation for services and reimbursement for expenses: selling commissions, dealer manager fees, other organizational and offering fees, acquisition fees, property management fees, on-site personnel payroll expenses, operating expenses, and additional fees, such as investor services and tax compliance-related fees. For the year ended December 31, 2010, we incurred an aggregate of $9.5 million, in fees and expenses to G&E REIT Advisor or its affiliates and our former dealer manager or its affiliates.

In connection with the termination of the advisory agreement, G&E REIT Advisor notified us of its election to defer the redemption of its incentive operating partnership interest in our operating partnership until, generally, the earlier to occur of (i) a liquidity event or (ii) a listing of our shares on a national securities exchange or national market system.

For the years ended December 31, 2012, 2011 and 2010, we incurred $0, $30,000 and $373,000, respectively, in interest expense to G&E REIT Advisors and its affiliates in connection with the Amended Consolidated Unsecured Note. After February 2, 2011, the note payable was no longer due to a related party.

Advisory Agreement with Former Advisor

From February 2011 until August 3, 2012, we were externally advised by the Former Advisor pursuant to an advisory agreement. Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. The advisory agreement was terminated on August 3, 2012 in connection with our Recapitalization Transaction.

As compensation for services rendered in connection with the management of our assets, we paid a monthly asset management fee to our Former Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter. The asset management fee was payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the years ended December 31, 2012 and 2011, we incurred $678,000 and $944,000, respectively, in asset management fees to our Former Advisor, which is included in general and administrative expense in our accompanying consolidated statements of comprehensive loss. Included in asset management fees to our Former Advisor are 13,992 and 15,741 shares of common stock valued at $9.00 per share or $126,000 and $141,000, that were issued to our Former Advisor for its services for the years ended December 31, 2012 and 2011, respectively. The advisory agreement also provided for the payment of certain subordinated performance fees upon the termination of the advisory agreement. For each of the years ended December 31, 2012 and 2011, we did not incur or pay any such fees.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the compensation paid to our Former Advisor pursuant to the advisory agreement, we paid directly or reimbursed our Former Advisor for all the expenses our Former Advisor paid or incurred in connection with the services provided to us. However, we did not reimburse our Former Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determined such excess expenses are justified. We reimbursed our Former Advisor $143,000 and $162,000 in operating expenses for the years ended December 31, 2012 and 2011, respectively. Due to the termination of the advisory agreement on August 3, 2012, we do not expect to incur these expenses in the future.

Lease for Principal Executive Offices

On November 19, 2010, our Former Advisor entered into a lease for our principal executive offices with The Wilton Companies, Inc. The president of The Wilton Companies, Inc. is Richard S. Johnson who was an independent director of our company until August 3, 2012. The lease has a term of three years at a monthly rental of $4,744, for an aggregate rental of approximately $170,000 over the term of the lease. Our Former Advisor used proceeds from the advisory fee it received from us to make payments under the lease. We did not reimburse our Former Advisor for any such payments. As of August 3, 2012, we assumed this lease from our Former Advisor.

In connection with our acquisition of the property management business of ELRM, we, through our operating partnership, entered into a lease agreement with Marlu Associates, Ltd., a Florida limited partnership, as the landlord, for office space located in Jupiter, Florida. Marlu Associates, Ltd. is an affiliated entity with Joseph G. Lubeck, our executive chairman. The lease has a term of five years at an initial monthly rental of $2,750, for an aggregate rental of approximately $165,000 over the term of the lease. Commencing January 1, 2014, and annually thereafter, the annual rent will be adjusted to 103% of the prior year’s annual rent. See Note 17, Subsequent Events, for more information on the acquisition of the property management business of ELRM.

Recapitalization Transaction

In connection with the Recapitalization Transaction, we entered into employment agreements with Stanley J. Olander, Jr., our chief executive officer, Gustav G. Remppies, our president, and B. Mechelle Lafon, our chief financial officer, treasurer and secretary. In addition, we agreed to grant Mr. Olander and Mr. Remppies a total of 224,647 and 174,647 LTIP Units, respectively. We also entered into similar agreements with Joseph G. Lubeck, our executive chairman; however at the time the transaction was negotiated with Mr. Lubeck, he was not a related party. As of December 31, 2012 and 2011, we have issued 197,040, 147,040 and 22,040 LTIP units to Mr. Olander, Mr. Remppies and Mr. Lubeck, respectively. See Note 3, Recapitalization Transaction, for further information regarding the executive employment agreements and LTIP Units issued.

We paid our Former Advisor a negotiated $4.0 million fee in connection with the acquisition of the Contributed Properties and the Andros property. This fee is included in acquisition-related expenses in our accompanying consolidated statements of comprehensive loss.

Also in connection with the Recapitalization Transaction, we paid Joseph G. Lubeck an aggregate acquisition fee of $2.0 million, and EL an aggregate acquisition fee of $2.0 million. We paid a transaction fee to Mr. Lubeck by issuing 22,040 shares of common stock for an aggregate value of $180,000, and an acquisition fee to EL by issuing 202,946 shares of common stock for an aggregate value of $1.6 million. These fees are included in acquisition-related expenses in our accompanying consolidated statements of comprehensive loss.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ELRM and Management Support Services Agreement

In connection with the Recapitalization Transaction, our Property Manager entered into a management support services agreement with ELRM, pursuant to which, until March 14, 2013, ELRM provided our Property Manager with certain operational support services with respect to each Contributed Property upon closing of each Contributed Property. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.0% of the gross receipts for each Contributed Property. In addition, during the period from November 2012 until March 2013, ELRM also provided accounting services on 29 of our 31 properties and received a fee equal to 2.0% of the gross receipts for each such property. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with our acquisition of the property management business of ELRM on March 14, 2013; accordingly, we no longer pay the property management and accounting fees to ELRM. See Note 17, Subsequent Events, for more information on the acquisition of the property management business of ELRM.

Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, own a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated, Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the continuing nature of the services provided to us by ELRM and the consideration we paid ELRM for those services. For the year ended December 31, 2012, we incurred approximately $418,000 in management support services fees, which also included the accounting services performed by ELRM on 29 of our 31 properties, and which are included in general and administrative expense in the consolidated statements of comprehensive loss. For the years ended December 31, 2012 and 2011, accounts payable due to affiliates, net related to management support services due to ELRM were $183,000 and $0, respectively.

For the years ended December 31, 2012 and 2011, accounts receivable due from affiliates, net were $1.4 million and $0 respectively. The amount outstanding as of December 31, 2012 represented amounts due from ELRM related to the closing of the Contributed Properties.

Emerson Park Property

In connection with the acquisition of the Emerson Park Property, we paid EL, an affiliate of Messrs. Lubeck and Salkind, an aggregate due diligence fee in the amount of $185,000.

Seabreeze Daytona Marina Property

In connection with the acquisition of the Seabreeze Daytona Marina, we paid Mr. Lubeck 257,669 shares of common stock, for an aggregate value of $2.1 million.

12.	Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2012 and December 31, 2011, we had issued 4,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock, and zero shares, respectively. The Series A Preferred Stock and the Series B Preferred Stock are classified as a liability in our consolidated balance sheet. See Note 8, Preferred Stock and Warrants to Purchase Common Stock.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of December 31, 2012 and December 31, 2011, we had 20,655,646 and 19,935,953 shares, respectively, of our common stock issued and outstanding.

Our Company was initially capitalized through the sale of 22,223 shares of our common stock for total cash consideration of $200,000. From our inception through December 31, 2012, we had granted an aggregate of 25,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of the 2006 Award Plan, of which 2,800 had been forfeited through December 31, 2012. From our inception through December 31, 2012, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial public offering, 2,992,777 shares of our common stock in connection with our follow-on offering and an aggregate of 1,960,293 shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of December 31, 2012, we had issued an aggregate of 29,733 shares of our common stock to our Former Advisor, or our Former Advisor’s principals, as applicable, for services performed by our Former Advisor to us pursuant to the advisory agreement. On August 3, 2012 and August 28, 2012, we issued 224,986 and 257,669 shares of our common stock, respectively, in connection with the Recapitalization Transaction.

Our distributions are subject to approval by our board of directors. Our common stock distributions for the years ended December 31, 2012, 2011 and 2010 totaled $0.30, $0.35 and $0.60 per share, respectively.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of December 31, 2012, 2011 and 2010, there were 5,400 shares, 6,600 shares and 5,400 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The LTIP units could potentially dilute the basis earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

Limited Partnership Units

As of December 31, 2012, we had issued 18,688,221 limited partnership units for a total consideration of $152.3 million in relation to the closing of 15 of the Contributed Properties. We did not issue limited partnership units during the year ended December 31, 2011. See Note 9, Redeemable Non-Controlling Interests in Operating Partnership.

LTIP Units

As of December 31, 2012, we had issued 366,120 LTIP Units. We did not issue LTIP Units during the year ended December 31, 2011.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors adopted the Amended and Restated DRIP, which became effective March 11, 2011. The Amended and Restated DRIP, which allows participating stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions, offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined that the fair value of a share of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

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

For the year ended December 31, 2012, 2011 and 2010, $2.0 million, $2.7 million and $4.4 million, respectively, in distributions were reinvested, and 219,046, 283,394 and 462,877 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP. As of December 31, 2012 and December 31, 2011, a total of $18.5 million and $16.5 million, respectively, in distributions were reinvested, and 1,960,293 and 1,741,247 shares of our common stock, respectively, were issued pursuant to the DRIP and the Amended and Restated DRIP.

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

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2012, 2011 and 2010, we recognized compensation expense of $50,000, $30,000 and $25,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of comprehensive loss.

In connection with the resignation of one of our directors, Richard S. Johnson, which became effective on August 3, 2012 in connection with the Recapitalization Transaction, our board of directors approved the acceleration of Mr. Johnson’s nonvested shares of restricted stock. Compensation expense recognized for the accelerated vesting of Mr. Johnson shares was $18,000.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and December 31, 2011, there was $44,000 and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of December 31, 2012, this expense is expected to be recognized over a remaining weighted average period of 2.63 years.

As of December 31, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $54,000 and $66,000, respectively, based upon a $10.00 per share purchase price at grant date. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2012 and December 31, 2011, and the changes for the years ended December 31, 2012 and 2011, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	5,400	10.00
Granted	4,000	10.00
Vested	(2,800)	10.00
Forfeited	—	—

Balance — December 31, 2011	6,600	$10.00

Granted	4,000	10.00
Vested	(5,200)	10.00
Forfeited	—	—
Balance — December 31, 2012	5,400	$10.00
Expected to vest — December 31, 2012	5,400	$10.00

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

Eligibility. All employees of the Company or any subsidiary of the Company and any member of the board of directors are eligible to participate in the 2012 Award Plan. In addition, any other individual who provides significant services to the Company or a subsidiary of the Company (including any individual who provides services to the Company or a subsidiary of the Company by virtue of employment with, or providing services to, the operating partnership) is eligible to participate in the 2012 Award Plan if the administrator, in its sole discretion, determines that the participation of such individual is in the best interest of the Company.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LTIP Units are a special class of partnership interest in the operating partnership. Each LTIP Unit awarded will be deemed equivalent to an award of one share of common stock under the 2012 Award Plan, reducing the aggregate share authorization under the 2012 Award Plan and the 2006 Award Plan on a one-for-one basis (i.e., each such unit shall be treated as an award of common stock). The Company will not receive a tax deduction for the value of any LTIP Units granted to participants. The vesting period and other forfeiture restrictions for any LTIP Units, if any, will be determined at the time of issuance. LTIP Units, whether or not vested, will receive the same periodic per unit distributions as the limited partnership units issued by the operating partnership, which distributions will generally equal per share distributions on shares of the Company’s common stock.

Initially, LTIP Units will not have full parity with the limited partnership units issued by the operating partnership with respect to liquidating distributions. Under the terms of the LTIP Units, the operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in the operating partnership’s valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of holders of limited partnership units. Upon equalization of the capital accounts of the holders of LTIP Units with the other holders of limited partnership units, the LTIP Units will achieve full parity with the limited partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units may be converted into an equal number of limited partnership units at any time, and thereafter enjoy all the rights of the limited partnership units, including redemption/exchange rights. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a holder of LTIP Units will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of the Company’s common stock.

Amendment; Duration. The board of directors may amend or terminate the 2012 Award Plan at any time; provided, however, that no amendment may adversely impair the rights of participants with respect to outstanding other equity-based awards, including holders of LTIP Units. In addition, an amendment will be contingent on approval of the Company’s stockholders if the amendment would materially increase the aggregate number of shares of common stock that may be issued under the 2012 Award Plan together with the number of shares that may be issued under the 2006 Award Plan (except as provided in connection with certain adjustments related to changes in the Company’s capital structure). No other equity-based awards may be granted under the

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 Award Plan after January 5, 2016, which is the day before the tenth anniversary of the date that the 2006 Award Plan was adopted by the board of directors. Other equity-based awards, including LTIP Units, granted before such date shall remain valid in accordance with their terms.

13. Fair	Value of Derivatives and Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable and other receivables, rate cap agreement, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payables, net, unsecured note payables, and non-detachable warrants.

We consider the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable due from affiliates, accounts payable and accrued liabilities, and accounts payable due to affiliates to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

We entered into a rate cap agreement on August 29, 2012, which effectively caps the interest rate on one of our variable rate mortgage loans at a strike rate of 5.45%. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The notional amount of the rate cap agreement was $22.7 million with a maturity date of August 30, 2017. We paid a premium of $97,500 upon execution of the rate cap agreement. This rate cap agreement is recorded at a net fair value of $42,500 as of December 31, 2012 and included in other assets, net on our consolidated balance sheets. The fair value of our rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. This derivative is not intended by us to be a hedge, and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive loss. For the year ended December 31, 2012, the change in fair value resulted in an increase to interest expense of $55,000.

We entered into three interest rate swap agreements, or the Hedging Derivatives, for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. We do not enter into derivative transactions for trading or other speculative purposes. In October 2012, we entered into $12.4 million of interest rate swaps where we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date. These swaps were transacted to reduce our exposure to fluctuations in interest rates on future debt issuances. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our derivative arrangements and the consolidated Hedging Derivatives at December 31, 2012, (in thousands, except interest rates):

	Non- designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$22,670	$12,442
Weighted average interest rate(1)	2.48%	3.72%
Weighted average capped interest rate	5.45%	N/A
Earliest maturity date	Aug-17	Oct-19
Latest maturity date	Aug-17	Oct-19
Estimated fair value, asset/(liability)	$42	$(310)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

We have determined that the interest rate swaps, qualify as effective cash flow hedges and we have recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive loss in the consolidated statements of equity. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded a decrease in other comprehensive income of $310,000 and $0 for the years ended December 31, 2012 and December 31, 2011, respectively.

We assess the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. The fair values of the Hedging Derivatives and non-designated derivatives that are in an asset position are recorded in other assets, net. The fair value of derivatives that are in a liability position are included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets.

The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2012 and 2011, the fair value of the mortgage loan payables, a Level 2 fair value measurement, was $498.8 million and $260.3 million, respectively, compared to the carrying value of $479.7 million and $243.3 million, respectively.

The fair value of the non-detachable warrants is estimated using the Monte-Carlo Simulation. As of December 31, 2012 and 2011, the fair value of the non-detachable warrants, a Level 3 fair value measurement, was $2.0 million and $0, respectively, with the change being recorded in general and administrative expense in the consolidated statements of comprehensive loss. On August 3, 2012, the fair value of the non-detachable warrants was $2.3 million with a decrease in fair value of $315,000 through December 31, 2012. There were no additional non-detachable warrants issued or redeemed as of December 31, 2012.

The fair value of the Amended Consolidated Unsecured Note is estimated using the present value of undiscounted cash flows. As of December 31, 2011, the fair value was $7.4 million compared to a carrying value of $7.8 million. This fair value calculation is considered Level 2. On August 3, 2012, the Amended Consolidated Unsecured Note was paid in full.

The fair value of the unsecured note payable is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value to be equal to the carrying value. As of December 31, 2012, the fair value of the unsecured note payable was $500,000 compared to a carrying value of $500,000. This fair value calculation is considered a Level 3 fair value measurement.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Business	Combinations

Joint Venture Acquisition

On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four multifamily apartment properties located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. As of December 31, 2012, the primary assets of NNN/MR Holdings consisted of four master leases through which the master tenants operate the four multifamily apartment properties. NNN/MR Holdings does not own any fee interest in real estate or any other fixed assets. We were not previously affiliated with NNN/MR Holdings. We acquired the 50% ownership interest in NNN/MR Holdings from Grubb & Ellis Realty Investors, an affiliate of G&E REIT Advisor. We paid Grubb & Ellis Realty Investors, LLC $50,000 in cash as consideration for the 50% ownership interest in NNN/MR Holdings. As of December 31, 2012, the four multifamily apartment properties were managed by our Property Manager.

On June 17, 2011, we, through ATA-Mission, LLC, acquired the remaining 50% ownership interest in NNN/MR Holdings for $200,000. We are not affiliated with Mission Residential, LLC. Accordingly, as of December 31, 2012, we owned an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries and managed the four properties leased by such subsidiaries. We also were responsible for funding up to $2.0 million in capital to the four master tenants of NNN/MR Holdings. As of December 31, 2012, $1.6 million of this amount was funded and $362,000 remains available to draw.

Prior to and until we purchased the remaining 50% ownership interest in NNN/MR Holdings, we accounted for the then unconsolidated joint venture under the equity method of accounting. We recognized earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture. For the year ended December 31, 2011, we recognized $59,000 in expenses, which are included in loss from unconsolidated joint venture on the accompanying consolidated financial statements as of December 31, 2011. After we purchased the remaining ownership interest in NNN/MR Holdings, and became its sole owner, we consolidated it on our accompanying consolidated financial statements. As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a loss of $390,000 on the purchase of the remaining interest, which is included in depreciation, amortization and impairment loss on the accompanying consolidated statements of comprehensive loss. In connection with the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we also recognized a disposition fee right intangible of approximately $1.6 million that is included in identified intangible assets, net on the accompanying consolidated balance sheets, and an above market lease obligation of approximately $1.2 million that is included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets. Pursuant to each master lease (or other operative agreement) between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multifamily apartment properties is sold.

Results of operations for the joint venture acquisition are reflected in our consolidated statements of comprehensive loss for the year ended December 31, 2011 for the period subsequent to June 17, 2011. For the period from June 17, 2011 through December 31, 2011, we recognized approximately $4.6 million in revenues and $255,000 in net loss related to NNN/MR Holdings.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of NNN/MR Holdings as of June 17, 2011 is shown below (in thousands):

NNN/MR Holdings Joint Venture
Cash and cash equivalents	$121
Accounts and other receivables	678
Restricted cash	689
Disposition fee right(a)	1,580
Other assets, net	263
Accounts payable and accrued liabilities	(1,447)
Security deposits, prepaid rent and other liabilities	(197)
Above market lease(b)	(1,174)

Total net assets and liabilities acquired	$513

(a)	Included in identified intangible assets, net on the consolidated balance sheet at December 31, 2012.

(b)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheet at December 31, 2012.

The acquisition included the assumption of the joint venture’s four master leases. We have determined that the total rent we are obligated to pay pursuant to the master leases is above market. Additionally, NNN/MR Holdings is entitled to a disposition fee in the event that any of the leased multifamily apartment properties is sold. We have determined the total value of this disposition fee right to be approximately $1.6 million.

Management Company Acquisition

During the fourth quarter of 2010, we, through the Property Manager, a taxable REIT subsidiary of our operating partnership, completed the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management, an affiliate of MR Holdings, including the in-place workforce, which created $3.8 million of goodwill.

The following table provides a summary of goodwill from the acquisition of substantially all of the assets and certain liabilities of Mission Residential Management on November 5, 2010 (in thousands):

Total purchase price	$5,513
Assumed Oakton above market lease(a)	250
Assumed paid time off liability(b)	348
Intangible asset — tenant relationships(c)	(1,760)
Intangible asset — expected termination fees(d)	(600)

Goodwill	$3,751

(a)	Included in security deposits, prepaid rent and other liabilities on the consolidated balance sheets with a net balance of $0 and $155,000 at December 31, 2012 and 2011, respectively.

(b)	Included in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2012 and 2011 with a net balance of $266,000.

(c)	Included in identified intangible assets, net on the consolidated balance sheets at December 31, 2012 and 2011 with a balance of $0 and $1.8 million, respectively. Refer to Note 5, Identified Intangible Assets, Net.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Represents termination fees that the Property Manager is likely to receive due to terminations by property owners, as outlined in the asset purchase agreement. During the first quarter of 2011, the Property Manager received $117,000 in termination fees due to the termination of one property management contract in 2010. During the first quarter of 2012, the Property Manager received $173,000 in termination fees due to the termination of two property management contracts in 2012. Included in identified intangible assets, net on the consolidated balance sheets at December 31, 2012 and 2011 with a balance of $0 and $483,000, respectively. Refer to Note 5, Identified Intangible Assets, Net.

Real Estate Acquisitions

Acquisitions during the year ended December 31, 2012 are detailed below. There were no acquisitions during the year ended December 31, 2011. We purchased the Bella Ruscello Luxury Apartment Homes and the Mission Rock Ridge Apartments during the year ended December 31, 2010.

Acquisitions in 2010

Bella Ruscello Luxury Apartment Homes — Duncanville, Texas

On March 24, 2010, we purchased Bella Ruscello Luxury Apartment Homes, located in Duncanville, Texas, or the Bella Ruscello property, for a purchase price of $17.4 million, plus closing costs, from an unaffiliated party. We financed the purchase price of the Bella Ruscello property with a $13.3 million secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $522,000, or 3.0% of the purchase price, to G&E REIT Advisor and its affiliate.

Mission Rock Ridge Apartments — Arlington, Texas

On September 30, 2010, we purchased the Mission Rock Ridge property for a purchase price of $19.9 million, plus closing costs, from an unaffiliated party. We financed the purchase price of the Mission Rock Ridge property with a $13.9 million secured loan and the remaining balance using proceeds from our follow-on offering. We paid an acquisition fee of $596,000, or 3.0% of the purchase price, to G&E REIT Advisor and its affiliate.

The fair value of the two properties at the time of acquisition, which was finalized during the third quarter of 2010, is shown below (in thousands):

	Bella Ruscello Property	Mission Rock Ridge Property
Land	$1,619	$2,201
Land improvements	1,226	974
Building and improvements	13,599	15,669
Furniture, fixtures and equipment	686	721
In-place leases	194	211
Tenant relationships	76	81

Total assets acquired	$17,400	$19,857

Acquisitions in 2012

As of December 31, 2012, we had completed the acquisition of 16 Consolidated Properties including a submerged parcel of land, adding a total of 5,048 apartment units to our property portfolio. The aggregate purchase price was $402.1 million, plus closing costs and acquisition fees of $455,000, which are included in

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition related expenses in our accompanying consolidated statements of comprehensive loss. We also purchased the Landmark at Emerson Park property which had 354 units for a purchase price of $30.7 million, plus closing costs and acquisition fees of $588,000, which are included in acquisition related expenses in our accompanying consolidated statements of comprehensive loss. See Note 4, Real Estate Investments, for a listing of the properties acquired, the dates of acquisitions and the amount of mortgage debt initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our consolidated statements of comprehensive loss for the year ended December 31, 2012 for the period subsequent to the acquisition dates. For the period from the acquisition dates through December 31, 2012, we recognized $10.6 million in revenues and $4.1 million in net loss for the newly acquired properties.

In accordance with ASC Topic 805, we allocated the purchase price of the 16 properties, including the submerged parcel of land, to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in place leases and the above/below market of assumed debt. Certain allocations as of December 31, 2012 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

	Overlook at Daytona	Bay Breeze Villas	Landmark at Emerson Park	Esplanade Apartments
Land	$7,086	$2,640	$3,802	$1,079
Land improvements	462	1,699	1,655	727
Building and improvements	16,359	12,261	23,836	13,464
Furniture, fixtures and equipment	250	172	541	375
In place leases	414	597	916	374
Fair market value of assumed debt	(16,970)	—	—	(9,219)
Other assets/liabilities, net	(236)	121	(336)	412

Total	7,365	17,490	30,414	7,212
Equity/common unit consideration	(7,760)	(5,090)	—	(3,880)

Net cash consideration	$(395)	$12,400	$30,414	$3,332

	Milana Reserve	Creekside Grand	Lofton Meadows	Landmark at Grand Meadow
Land	$3,605	$4,127	$2,187	$2,101
Land improvements	1,026	3,932	1,377	1,281
Building and improvements	13,574	44,040	7,191	7,546
Furniture, fixtures and equipment	228	483	162	195
In place leases	383	1,109	182	256
Fair market value of assumed debt	(10,868)	(29,827)	—	—
Other assets/liabilities, net	(150)	(382)	35	88

Total	7,798	23,482	11,134	11,467
Equity/common unit consideration	(7,930)	(23,530)	(3,550)	(5,500)

Net cash consideration	$(132)	$(48)	$7,584	$5,967

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Landmark at Magnolia Glen	Landmark at Ridgewood Preserve	Landmark at Heritage Fields	Manchester Park
Land	$1,351	$1,289	$1,683	$1,104
Land improvements	9,449	1,030	1,112	531
Building and improvements	59,930	5,323	8,396	3,248
Furniture, fixtures and equipment	1,063	96	226	41
In place leases	1,878	144	256	133
Fair market value of assumed debt	(38,077)	(4,435)	(5,865)	(2,142)
Other assets/liabilities, net	196	192	80	51

Total	35,790	3,639	5,888	2,966
Equity/common unit consideration	(34,720)	(3,690)	(5,960)	(2,990)

Net cash consideration	$1,070	$(51)	$(72)	$(24)

	Landmark at Grand Palms	Reserve at Mill Landing	Grand Isles at Baymeadows	Parkway Grand
Land	$10,985	$2,042	$6,189	$6,142
Land improvements	4,422	3,192	2,605	2,476
Building and improvements	25,433	17,533	22,448	20,154
Furniture, fixtures and equipment	454	269	354	173
In place leases	1,178	559	698	596
Fair market value of assumed debt	(23,632)	(13,734)	(16,547)	(21,368)
Other assets/liabilities, net	(173)	(137)	(94)	(379)

Total	18,667	9,724	15,653	7,794
Equity/common unit consideration	(19,090)	(6,680)	(15,920)	(8,119)

Net cash consideration	$(423)	$3,044	$(267)	$(325)

Assuming the property acquisitions discussed above had occurred on January 1, 2012, for the year ended December 31, 2012, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands, except per share data):

Twelve Months Ended December 31, 2012
Revenues	$112,279
Net loss	$(45,379)
Net loss attributable to controlling interest	$(38,032)
Net loss per common share attributable to controlling interest — basic and diluted	$(1.88)

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the property acquisitions discussed above had occurred on January 1, 2011, for the year ended December 31, 2011, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands, except per share data):

Twelve Months Ended
December 31, 2011
Revenues	$103,589
Net loss	$(23,967)
Net loss attributable to controlling interest	$(20,087)
Net loss per common share attributable to controlling interest — basic and diluted	$(1.01)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15. Tax	Treatment of Distributions

The income tax treatment for distributions per common share reportable for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012		2011		2010
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.30	100	0.35	100	0.60	100

	$0.30	100%	$0.35	100%	$0.60	100%

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements (in thousands, except share and per share data).

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$26,082	$18,413	$16,745	$16,529
Expenses	(34,641)	(34,881)	(16,327)	(15,996)

Income/(loss) from operations	(8,559)	(16,468)	418	533
Other expense, net	(6,580)	(4,772)	(3,084)	(3,083)

Net loss	(15,139)	(21,240)	(2,666)	(2,550)

Less: Net loss attributable to noncontrolling interests	6,489	246	—	—

Net loss attributable to common stockholders	$(8,650)	$(20,994)	$(2,666)	$(2,550)

Net loss per common share attributable to common stockholders — basic and diluted	$(0.42)	$(1.03)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding — basic and diluted	20,634,664	20,331,515	20,030,624	19,974,467

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$16,385	$16,481	$14,691	$14,306
Expenses	(15,308)	(15,425)	(14,276)	(13,307)

Income from operations	1,077	1,056	415	999
Other expense, net	(3,112)	(3,119)	(3,189)	(3,073)

Net loss	(2,035)	(2,063)	(2,774)	(2,074)

Net loss per common share — basic and diluted	$(0.10)	$(0.10)	$(0.14)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	19,916,249	19,857,026	19,784,133	19,691,179

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2012, as a result of enhancements to the design of our internal controls, we identified a classification error related to the prior period presentation of the redeemable non-controlling interests in operating partnership on the condensed consolidated balance sheets as well as our condensed consolidated statement of equity. We corrected this classification error by restating our Quarterly report on Form 10-Q for the period ended September 30, 2012. The reclassification has no impact on the previously reported condensed consolidated statement of operations, nor does it have any effect on our previously reported condensed consolidated statements of cash flows.

17. Subsequent	Events

Declaration of Distributions

On January 31, 2013, our board of directors authorized monthly distributions to our stockholders of record as of the close of business on January 31, February 28, and March 31, 2013. Each such authorized distribution is equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share, and an annualized distribution rate of 3.68% based upon a purchase price of $8.15 per share. The January 31, 2013 and February 28, 2013 distributions were paid in February 2013 and March 2013, from legally available funds, respectively. The March 31, 2013 distributions will be paid in April 2013 from legally available funds.

Real Estate Acquisitions

Acquisition of Richmond on the Fairway

Subsequent to December 31, 2012, we completed the acquisition of one of the Contributed Properties. On January 31, 2013, we acquired 100% of the membership interests in Kings Carlyle Club Apartments, LLC, a Delaware limited liability company, which owns as its sole asset the Richmond on the Fairway property, in exchange for aggregate consideration valued at approximately $10.5 million (subject to prorations and adjustments), including 262,859 limited partnership units valued at $8.15 per unit for an aggregate consideration of approximately $2.1 million and the assumption of approximately $8.4 million in mortgage indebtedness. Richmond on the Fairway is an apartment community located in Lawrenceville, GA and contains 243 units.

Acquisition of Ashley Court Apartments

On February 28, 2013, we acquired the Ashley Court Apartments in exchange for aggregate consideration valued at approximately $30.0 million, which consisted of $2.7 million paid in cash, the assumption of approximately $24.5 million of mortgage indebtedness and the issuance of 306,547 shares of our common stock valued at $9.00 per share representing aggregate consideration of approximately $2.8 million. Upon acquisition, we changed the name of the property from Ashley Court Apartments to Landmark at Brighton Colony. Landmark at Brighton Colony is an apartment community located in Charlotte, NC and contains 276 units.

Acquisition of Abbington Place Apartments

On February 28, 2013, we acquired the Abbington Place Apartments in exchange for aggregate consideration valued at approximately $34.0 million, which consisted of $2.2 million paid in cash, the assumption of approximately $25.5 million of mortgage indebtedness and the issuance of 705,010 shares of our common stock valued at $9.00 per share representing aggregate consideration of approximately $6.3 million. Upon acquisition, we changed the name of the property from Abbington Place Apartments to Landmark at Greenbrooke Commons. Landmark at Greenbrooke Commons is an apartment community located in Charlotte, NC and contains 279 units.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock Issuance

On February 27, 2013, we issued and sold, for cash, an additional 1,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share. The preferred shares are entitled to a 9.75% annual distribution based on $10.00 per share beginning February 27, 2013. See Note 8, Preferred Stock and Warrants to Purchase Common Stock, for additional information on our Series A Preferred Stock.

Secured Credit Agreement

On March 7, 2013, we and our operating partnership, as the borrower, entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130.0 million, or the Credit Facility, with Bank of America, N.A., as administrative agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50.0 million. We will use proceeds from the Credit Facility for general corporate purposes, including to refinance existing debt on certain properties.

The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Pursuant to the Credit Agreement, we and certain of our indirect subsidiaries guaranteed all of the obligations of our operating partnership and each other guarantor under the Credit Agreement and the related loan documents. From time to time, our operating partnership may cause additional subsidiaries to become guarantors under the Credit Agreement.

The amount available under the Credit Agreement is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all collateral properties. The Credit Agreement permits multiple loan draws, which are only available to be drawn for six months following the closing date of the Credit Agreement. As of March 7, 2013, three of our properties were pledged as collateral under the Credit Agreement, and we had drawn $17.4 million under the Credit Facility at a current annual interest rate of 2.95% which represents the London Interbank Offered Rate based on a one month interest period plus a base rate. This is the initial amount of credit available under the Credit Agreement. The amount available will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility.

All borrowings under the Credit Agreement will bear interest at an annual rate equal to, at the option of the Company, (i) the highest of (A) the federal funds rate, plus  1/2 of 1% and a margin that fluctuates based on the Company’s debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on the Company’s debt yield or (C) the Eurodollar Rate (as defined in the Credit Agreement) for a one-month interest period plus 1% and a margin that fluctuates based upon the Company’s debt yield or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that fluctuates based upon the Company’s debt yield.

ELRM Transaction

On March 14, 2013, we, through our operating partnership, completed the acquisition, or the ELRM Transaction, of the management operations of the ELRM Parties and another affiliated entity, including certain property management contracts and the rights to earn property management fees and backend participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership, or the Timbercreek Fund. The aggregate consideration that the ELRM Parties and another affiliated entity will receive in connection with the ELRM Transaction will be up to $26.2 million (subject to certain adjustments and clawbacks), and consists of restricted units of limited partnership

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests in the operating partnership, valued at $8.15 per unit and having an aggregate value of $16.2 million, and $10.0 million payable under a promissory note. During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, the operating partnership will also purchase 300,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances as described below). Additionally, an affiliate of EL will have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of EL and another affiliated entity.

The sellers are affiliated with Joseph Lubeck, the Company’s executive chairman, and Michael Salkind, a director of the Company. As a result of ERLM Transaction, the Company will now perform certain functions, including the property management functions previously provided to the Company by the ELRM Parties. Also, effective as of the closing of the ERLM Transaction, the Company is no longer required to pay property management fees to EL. However, to the extent a property management agreement assumed by the Company provides for certain construction services obligations on a property, the Company will delegate such services to an affiliate of EL and in return remit to an affiliate of EL all compensation under the property management agreements related to such construction services.

As part of the ELRM Transaction, a subsidiary of the operating partnership hired approximately 436 employees of EL. The operating partnership assumed a lease for office space in Tampa, Florida, and entered into a new lease for office space in Jupiter, Florida, each of which is the principal locations from where the sellers conducted their property management business.

The board of directors of the Company approved the ELRM Transaction, with Messrs. Lubeck and Salkind abstaining, based upon the recommendation of a special committee comprised of all of the Company’s independent directors. The special committee retained its own financial advisor to negotiate the terms of the transaction and the definitive agreements.

In connection with the ELRM Transaction, the Company entered into an Asset Purchase and Contribution Agreement, or the Purchase Agreement, pursuant to which the parties agreed to the following:

•

ELRM contributed to the operating partnership property management agreements related to certain multi-unit residential real estate properties that are owned, directly or indirectly, by the operating partnership, as well as all of ELRM’s economic interests in the Timbercreek Rights. The operating partnership issued to ELRM as consideration, 505,164 restricted limited partnership units having an aggregate value equal to $4.1 million.

•

Elco Landmark Residential Holdings II, or Holdings II, which is an affiliate of the ELRM Parties, partially sold and partially contributed to the operating partnership (i) its property management business and related services for certain multi-unit residential real estate properties owned or leased by affiliates of EL and (ii) its economic interests to 100 Class B Units owned by Holdings II in Timbercreek U.S. Multi-Residential Operating L.P., a Delaware limited partnership, which will entitle the operating partnership to the promote in the Timbercreek Fund. In connection with the ELRM Transaction, the operating partnership (or an affiliate of the operating partnership) will earn property management fees for managing the assets acquired, directly or indirectly, from the proceeds of the offering of the Timbercreek Fund and other debt or equity financing obtained by the Timbercreek Fund or its affiliates. The operating partnership issued, as consideration, to Holdings II a promissory note in the principal amount of $10.0 million and 254,900 restricted limited partnership units having an aggregate value equal to $2.1 million.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

EL contributed to the Operating partnership its economic rights in the Timbercreek Rights. In consideration for the contribution by EL of its economic rights in the Timbercreek Rights, the operating partnership will issue to EL restricted limited partnership units the value of which would be determined based on the amount of gross subscription proceeds generated by the Timbercreek Fund over a period of eighteen months in connection with its offering, for a maximum of $10.0 million in restricted limited partnership units. At the closing of the ELRM Transaction, the operating partnership issued 447,239 restricted limited partnership units, with an aggregate value of approximately $3.6 million.

•

Holdings II has the opportunity to earn additional consideration in equal amounts of restricted limited partnership units and a promissory note through an earn-out arrangement. The earn-out arrangement provides that, if Holdings II acquires any multi-unit residential real estate properties, or the Pipeline Properties during the period from February 1, 2013 and ending on the one year anniversary of the closing of the transaction, Holdings II will offer to the operating partnership (or an affiliate thereof) the right of first refusal to manage such Pipeline Properties. The earn-out arrangement and the amount of consideration are based on the projected gross receipts that the operating partnership would earn under each contributed property management agreement related to a Pipeline Property during the first year of the term of such agreement. If a Pipeline Property is sold to any party other than the operating partnership or its affiliates prior to the first anniversary of the closing date of the transaction, the earn-out consideration will be reduced by cancelling restricted limited partnership units and the promissory note issued in connection with the earn-out arrangement on a pro rata basis for each contributed property management agreement. If no amount under the promissory note is due and outstanding, then the reduction in the consideration will be solely from the restricted limited partnership units. Further, in the event a Pipeline Property is sold to any party other than the operating partnership or its affiliates prior to the fifth year anniversary of the closing date of the transaction and after the full earn-out consideration for the related contributed property management agreement has been paid, and such property management agreement is terminated as a result of such sale, the earn-out consideration for such agreement will be reduced by cancelling the restricted limited partnership units and the promissory note on a pro rata basis. If no amount under the promissory note is due and outstanding, then the reduction in the consideration will be solely from the restricted limited partnership Units.

•

In addition, Holdings II agreed to sell to the operating partnership the Class A Units (subject to certain voting limitations) during the period from the closing date of the ELRM Transaction and ending 18 months thereafter. The operating partnership will pay for the Class A Units by delivering to Holdings II a promissory note in the principal amount of up to $5.0 million; however, if the Company has completed a public offering pursuant to which the Company’s capital stock is listed on the New York Stock Exchange or The Nasdaq Stock Market by the time the Class A Units have been sold to Holdings II, then such amount will be payable in cash by the operating partnership.

To the extent a contributed property management agreement is terminated after closing because consent to the assignment is not obtained by the first anniversary of the closing date of the transaction, the operating partnership may elect to assign such management agreement back to a person designated by ELRM or Holdings II, as applicable, in which event there will be a corresponding reduction in the purchase price paid. The reduction to the purchase price will be first made by cancelling the applicable amount of restricted limited partnership issued to ELRM or Holdings II, as applicable. If there are no restricted limited partnership which were delivered to ERLM or Holdings II at the closing of the ELRM Transaction still outstanding, then the reduction to the purchase price will be made by reducing the then principal balance of the promissory note issued to Holdings II at closing. In addition, to the extent a contributed property management agreement related to a property which, as of the closing of the transaction, is not owned by the Company or any of its affiliates, is terminated because such

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property is sold to a third party during the period commencing on the closing date and ending on the fifth anniversary of the closing date, there will be a corresponding reduction in the purchase price. The reduction to the purchase price will be first made by cancelling the applicable amount of restricted limited partnership units delivered to Holdings II at closing. If there are no restricted limited partnership units still outstanding, then the reduction to the purchase price will be made by reducing the then principal balance of the promissory note issued to Holdings II at closing; provided, however, that if the promissory note has been paid in full, then the reduction to the purchase price will be made by canceling the applicable amount of restricted limited partnership delivered to ELRM at closing.

The Purchase Agreement contains customary representations and warranties relating to the purchased assets. Under the Purchase Agreement, the ELRM Parties and Holdings II have agreed, subject to certain exceptions, that, for a period of three years following the closing, they (i) will not solicit any of the employees of the Company and (ii) will not disclose to any third parties any confidential information relating to the purchased assets.

The ELRM Parties and Holdings II, jointly and severally, are required to indemnify, defend and hold harmless the operating partnership and its affiliates, subject to certain limitations, against losses, claims and liabilities that arise out of (i) breaches of representations and warranties, (ii) a bankruptcy event experienced by any of the ELRM Parties and Holdings II, and (iii) breaches of covenants and liabilities that the operating partnership has not agreed to assume, including, but not limited to, pre-closing liabilities and taxes. The operating partnership will indemnify the ELRM Parties and Holdings II, as well as their respective affiliates, against losses, claims and liabilities that arise out of (i) breaches of representations and warranties, (ii) breaches of covenants, (iii) post-closing taxes, (iv) assumed liabilities by the operating partnership and (v) the ownership of the purchased assets from and after the closing of the transaction. Subject to certain limited exceptions, the operating partnership cannot initiate any claims for indemnification unless the operating partnership or its affiliates have suffered losses, in the aggregate, in excess of $50,000, in which event it may seek recovery of such losses in full, including the first $50,000. The maximum amount of damages that the operating partnership or its affiliates may recover for indemnification cannot exceed the purchase price under the Purchase Agreement (including any earn-out adjustments).

Subordinated Promissory Notes

In consideration for the assets sold by Holdings II (other than the property management contracts and its economic interest in the 100 Class B Units), at closing the operating partnership issued to Holdings II a subordinated promissory note in the aggregate principal amount of $10.0 million (subject to the adjustments discussed above). In addition, within 18 months of closing of the ELRM Transaction, in consideration for the contribution of the Class A Units, the operating partnership will issue to Holdings II a subordinated promissory note in the aggregate principal amount of $5.0 million. As part of the consideration for the earn-out arrangement in connection with the property management agreements for the Pipeline Properties described above, the operating partnership will issue to Holdings II a subordinated promissory note, the principal amount of which will be determined based on the projected gross receipts that the operating partnership would earn under each contributed property management agreement related to a Pipeline Property during the first year of the term of such agreement. These subordinated promissory notes, or the Note have substantially similar terms, which are described in more detail below.

Each Note accrues compounded interest at a rate of 3.0% per annum and is due and payable on the earlier to occur of (i) an IPO; (ii) five years from the date of issuance of the Note or (iii) the occurrence of an event of default. The occurrence of any of the following events will be deemed an event of default: (i) the failure by the Operating partnership to pay the principal balance or accrued interest on each Note when due and such default is

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not remedied within a certain time period; (ii) the consent by the Operating partnership for the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Operating partnership or any substantial part of its property or the making by it of an assignment for the benefit of its creditors; (iii) the Operating partnership is adjudicated as insolvent or to be liquidated, (iv) the Operating partnership takes corporate action for the purpose of approving a reorganization with respect to the Operating partnership, or (v) a governmental authority enters an order appointing, without the Operating partnership’s consent, a custodian, receiver, trustee or other officer with similar powers with respect to the Operating partnership or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for reorganization, and such petition is not dismissed within 60 days.

The Operating partnership has the right, prior to the full payment of the applicable Note, to offset against up to all indebtedness due under such Note any amounts for which Holdings II has agreed to indemnify the Operating partnership and its affiliates pursuant to the Purchase Agreement. Any such offset will be applied on a dollar for dollar basis (including application to the payment of accrued and unpaid interest, the payment of interest that will accrue in the future and/or the reduction of outstanding principal, or any combination of the foregoing). If any Note is transferred in accordance with its terms, it will continue to be subject to the offset provisions of the note whether or not the transferee is an indemnifying party under the Purchase Agreement.

Each Note is subordinated in right of payment to any senior indebtedness or outstanding obligations of the Operating partnership or the Company.

Restricted Limited Partnership Units Agreements

As consideration for the contribution of the property management business and their respective economic rights in the Timbercreek Rights, at closing the Operating partnership issued to ELRM and Holdings II 505,164 and 254,900 restricted limited partnership units, respectively, for aggregate amounts of $4.1 million and $2.1 million, respectively. As consideration for the contribution of its economic rights in the Timbercreek Rights, the Operating partnership issued to EL at closing 447,239 limited partnership units, for an aggregate value of approximately $3.6 million. As described in more detail above, EL can receive up to an additional $6.4 million in restricted limited partnership units based on offering proceeds raised by the Timbercreek Fund. Additionally, as part of the consideration for the earn-out arrangement in connection with the property management agreements for the Pipeline Properties described above, the Operating partnership will issue to Holdings II restricted limited partnership units, the aggregate amount of which will be determined based on the projected gross receipts the Operating partnership would earn under each contributed property management agreement related to a Pipeline Property during the first year of the term of such agreement. In connection with these transactions, the Operating partnership and the Company entered or will enter into a restricted limited partnership units agreement with each of the ELRM Parties and Holdings II.

The restricted limited partnership units will vest in equal amounts over a period of five years and are subject to cancellation as described in more detail above. However, if the Operating partnership obtains title to a property that, as of the closing date of the Transaction, is owned by ELRM or Holdings II, then the vesting of a proportionate number of restricted limited partnership units will be accelerated for each such property and will no longer be subject to cancellation. The restricted limited partnership units may not be sold or otherwise transferred during the first fifteen months from the date of closing of the Transaction, except for a transfer to any direct or indirect owner of the ELRM Parties and Holdings II. Distributions, when declared, will be paid on vested or unvested restricted limited partnership units in accordance with the terms and conditions of the limited partnership agreement of the Operating partnership, and as follows: (i) if the distribution is made in connection with restricted limited partnership units which have vested as of the date of such distribution, the distribution will consist of vested limited partnership units only and (ii) if the distribution is made in connection with restricted

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited partnership units which have not vested as of the date of such distribution, the distribution will consist of unvested Restricted Limited partnership units only. The ELRM Parties and Holdings II will have all rights of a holder of units, including voting rights, with respect to restricted limited partnership units which have vested only. Further, none of the ELRM Parties or Holdings II will be entitled to any rights (distribution, voting or otherwise) with respect to limited partnership units which have been cancelled.

In connection with the transaction, the operating partnership issued to Mr. Lubeck 136,042 LTIP Units under the Company’s 2012 Incentive Plan, valued at $8.15 per unit, for an aggregate value of $1.1 million.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2012

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(a)	Land	Building, Improvements and Fixtures	Total(b)	Accumulated Depreciation(d)(e)	Date of Construction	Date Acquired
Walker Ranch Apartment Homes (Residential)	San Antonio, TX	$20,000	$3,025	$28,273	$301	$3,025	$28,574	$31,599	$(6,531)	2004	10/31/06
Hidden Lake Apartment Homes (Residential)	San Antonio, TX	19,218	3,031	29,540	616	3,031	30,156	33,187	(5,532)	2004	12/28/06
Park at Northgate (Residential)	Spring, TX	10,295	1,870	14,958	409	1,870	15,367	17,237	(3,677)	2002	06/12/07
Residences at Braemar (Residential)	Charlotte, NC	8,823	1,564	13,718	224	1,564	13,942	15,506	(2,925)	2005	06/29/07
Baypoint Resort (Residential)	Corpus Christi, TX	21,612	5,306	28,522	1,240	5,306	29,762	35,068	(5,151)	1998	08/02/07
Towne Crossing Apartments (Residential)	Mansfield, TX	13,937	2,041	19,079	450	2,041	19,529	21,570	(4,305)	2004	08/29/07
Villas of El Dorado (Residential)	McKinney, TX	13,600	1,622	16,741	717	1,622	17,458	19,080	(4,087)	2002	11/02/07
The Heights at Olde Towne (Residential)	Portsmouth, VA	10,475	2,513	14,957	565	2,513	15,522	18,035	(2,660)	1972	12/21/07
The Myrtles at Olde Towne (Residential)	Portsmouth, VA	20,100	3,698	33,319	349	3,698	33,668	37,366	(5,302)	2004	12/21/07
Arboleda Apartments (Residential)	Cedar Park, TX	17,012	4,051	25,928	286	4,051	26,214	30,265	(4,186)	2007	03/31/08
Creekside Crossing (Residential)	Lithonia, GA	17,000	5,233	20,699	238	5,233	20,937	26,170	(3,790)	2003	06/26/08
Kedron Village (Residential)	Peachtree City, GA	20,000	4,057	26,144	354	4,057	26,498	30,555	(4,933)	2001	06/27/08
Canyon Ridge Apartments (Residential)	Hermitage, TN	24,000	3,915	32,987	305	3,915	33,292	37,207	(6,086)	2005	09/15/08
Bella Ruscello Luxury Apartment Homes (Residential)	Duncanville, TX	12,834	1,620	15,510	390	1,620	15,900	17,520	(1,719)	2008	03/24/10
Mission Rock Ridge Apartments (Residential)	Arlington, TX	13,863	2,201	17,364	123	2,201	17,487	19,688	(1,661)	2003	09/30/10
Overlook At Daytona (Residential)	Daytona Beach, FL	16,630	4,986	17,071	109	4,986	17,180	22,166	(191)	1961	08/28/12
Seabreeze Daytona Marina (Submerged)	Daytona Beach, FL	—	2,100	—	—	2,100	—	2,100	—	—	08/28/12
Bay Breeze Villas - Cape Coral (Residential)	Ft. Myers, FL	9,375	2,640	14,132	48	2,640	14,180	16,820	(195)	2000	08/30/12
Esplanade Apartments (Residential)	Orlando, FL	9,003	1,079	14,566	13	1,079	14,579	15,658	(187)	2008	09/14/12
Landmark at Emerson Park (Residential)	Webster, TX	22,670	3,802	26,032	55	3,802	26,087	29,889	(316)	2008	08/30/12

LANDMARK APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION — (Continued)

(in thousands)

December 31, 2012

			Initial Cost to Company			Gross Amount at Which Carried at Close of Period
		Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(a)	Land	Building, Improvements and Fixtures	Total(b)		Accumulated Depreciation(d)(e)	Date of Construction	Date Acquired
Milana Reserve Apartments (Residential)	Tampa, FL	10,382	3,605	14,828	17	3,605	14,845	18,450		(137)	1985	10/01/12
Landmark at Creekside Grand (Residential)	Atlanta, GA	27,581	4,127	48,455	32	4,127	48,487	52,614		(426)	2005	10/04/12
Lofton Meadows Apartments (Residential)	Bradenton, FL	7,565	2,187	8,730	11	2,187	8,741	10,928		(91)	1986	10/10/12
Landmark at Grand Meadows (Residential)	Melbourne, FL	6,100	2,101	9,022	44	2,101	9,066	11,167		(83)	1974	10/11/12
Landmark at Magnolia Glen (Residential)	Hoover, AL	35,560	1,351	70,442	219	1,351	70,661	72,012		(606)	1988	10/19/12
Landmark at Ridgewood Preserve (Residential)	Arlington, TX	4,435	1,289	6,449	28	1,289	6,477	7,766		(60)	1979	10/22/12
Landmark at Heritage Fields (Residential)	Arlington, TX	5,865	1,683	9,734	19	1,683	9,753	11,436		(83)	1979	10/22/12
Manchester Park (Residential)	Arlington, TX	2,142	1,104	3,820	9	1,104	3,829	4,933		(33)	1983	10/22/12
Landmark at Grand Palms (Residential)	Tampa, FL	20,836	10,985	30,309	33	10,985	30,342	41,327		(221)	1988	10/31/12
Reserve at Mill Landing (Residential)	Lexington, SC	12,864	2,042	20,994	23	2,042	21,017	23,059		(146)	2000	11/06/12
Parkway Grand (Residential)	Decatur, GA	19,625	6,142	22,803	32	6,142	22,835	28,977		(128)	2002	11/08/12
Grand Isles at Baymeadows (Residential)	Jacksonville, FL	16,419	6,189	25,407	20	6,189	25,427	31,616		(120)	1988	11/08/12
Corporate	Richmond, VA	—	—	—	186	—	186	186		(21)		11/05/10

Total		$469,821	$103,159	$680,533	$7,465	$103,159	$687,998	$791,157	(c)	$(65,589)

(a)	The cost capitalized subsequent to acquisition is net of dispositions.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION — (Continued)

(b)	The changes in total real estate for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

Amount
Balance as of December 31, 2009	$348,990
Acquisitions	36,695
Additions	1,706
Dispositions	(419)

Balance as of December 31, 2010	$386,972
Acquisitions	—
Additions	1,328
Dispositions	(19)

Balance as of December 31, 2011	$388,281
Acquisitions	400,206
Additions	2,670
Dispositions	—
Balance as of December 31, 2012	$791,157

(c)	The aggregate cost of our real estate for federal income tax purposes is $554.6 million.

(d)	The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

Amount
Balance as of December 31, 2009	$24,052
Additions	12,441
Dispositions	(191)

Balance as of December 31, 2010	$36,302
Additions	13,152
Dispositions	(19)

Balance as of December 31, 2011	$49,435
Additions	16,154
Dispositions	—
Balance as of December 31, 2012	$65,589

(e)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of March, 2013.

Landmark Apartment Trust of America, Inc.

By:	/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr.
Chief Executive Officer and Director (principal executive officer)

By:	/s/ B. MECHELLE LAFON
B. Mechelle Lafon
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr.	Chief Executive Officer and Director (principal executive officer)	March 20, 2013

By	/s/ B. MECHELLE LAFON B. Mechelle Lafon	Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2013

By	/s/ JOSEPH G. LUBECK Joseph G. Lubeck	Executive Chairman of the Board of Directors	March 20, 2013

By	/s/ ANDREA R. BILLER Andrea R. Biller	Director	March 20, 2013

By	/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr.	Director	March 20, 2013

By	/s/ RONALD D. GAITHER Ronald D. Gaither	Director	March 20, 2013

By	/s/ ROBERT A. GARY, IV Robert A. Gary, IV	Director	March 20, 2013

By	/s/ EDWARD M. KOBEL Edward M. Kobel	Director	March 20, 2013

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, L.P. to Apartment Trust of America Holdings, LP. On August 3, 2012, we amended our charter to change our corporate name from Apartment Trust of America, Inc., to Landmark Apartment Trust of America, Inc., and we changed the name of our operating partnership from Apartment Trust of America Holdings, LP to Landmark Apartment Trust of America Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Fourth Articles of Amendment to the Articles of Amendment and Restatement of Apartment Trust of America, Inc. dated August 6, 2012 (included as Exhibit 3.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.6	Articles Supplementary of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2012, and incorporated herein by reference)

3.7	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series A Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.8	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series B Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.2 to our Current Report on Form 8-K field on August 8, 2012, and incorporated herein by reference)

3.9	Articles Supplementary, dated February 25, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

3.10	Amended and Restated Bylaws of Apartment Trust of America (included as Exhibit 3.4 of our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.11	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.12	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.13	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.14	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

10.34	Amendment No. 2 to the 2006 Incentive Award Plan of Apartment Trust of America, Inc (included as Exhibit 10.34 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

4.8	Non-Detachable Warrant to Purchase Shares of Common Stock, dated February 27, 2013, (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

4.9	Registration Rights Agreement, dated February 27, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

10.1	Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.2	Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.3	Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.4	Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.5	Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.6	Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.7	Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.8	Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.9	Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.10	Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.11	Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.12	Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.13	Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.14	Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.15	Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.16	Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.17	Interest Contribution Agreement (Landmark at Grand Meadows — Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.18	Interest Contribution Agreement (Landmark at Grand Meadows — Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.19	Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.20	Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.21	Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.22	Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.23	Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.24	Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.25	Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.26	Corporate Governance Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holdings LLC (included as Exhibit 10.26 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.27	Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., ROC REIT Advisors, LLC and the other signatories party thereto (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.28	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.29	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.30	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.31	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.32	Form of LTIP Unit Award Vesting Agreement (included as Exhibit 10.32 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.33	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.35	Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.36	Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.37	Second Amended and Restated Consolidated Promissory Note, dated March 21, 2012 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012, and incorporated herein by reference)

10.38	Securities Purchase Agreement by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership, dated February 27, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

10.39	Credit Agreement, dated March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP, as the borrower, Bank of America and the lenders and guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013, and incorporated herein by reference)

10.40	Promissory Note in favor of Citibank, N.A., dated March 7, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2013, and incorporated herein by reference)

10.41	Promissory Note in favor of Bank of America, N.A., dated March 7, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2013, and incorporated herein by reference)

10.42	Asset Purchase and Contribution Agreement, dated March 13, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, L.P. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.43	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC II), dated March 14, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.44	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC), dated March 14, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.45	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Management LLC ), dated March 14, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.46	Subordinated Promissory Note payable to Elco Landmark Residential Holdings II LLC, dated March 14, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.47	Form of LTIP Unit Award Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

21.1*	Subsidiaries of Landmark Apartment Trust of America, Inc.

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.