Form 10-Q
period 2013-03-31
Landmark Apartment Trust of America, Inc.
filed 2013-05-15
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 6, 2013, there were 21,762,505 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

(In thousands, except for share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$831,805	$725,568
Cash and cash equivalents	18,141	2,447
Accounts receivable	1,399	1,879
Other receivables due from affiliates	5,115	1,613
Restricted cash	9,474	9,889
Goodwill	6,791	—
Real estate and escrow deposits	259	529
Identified intangible assets, net	30,286	7,548
Other assets, net	9,819	5,543

Total assets	$913,089	$755,016

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$477,531	$479,494
Unsecured note payable to affiliate	10,000	—
Unsecured note payable	500	500
Variable rate secured credit facility	89,031	—
Series A cumulative non-convertible redeemable preferred stock with stapled warrants	50,426	40,272
Series B cumulative non-convertible redeemable preferred stock with stapled warrants	10,103	10,068
Accounts payable and accrued liabilities	16,476	16,054
Other payables due to affiliates	5,119	183
Acquisition contingent consideration	6,095	—
Security deposits, prepaid rent and other liabilities	5,442	3,385

Total liabilities	670,723	549,956
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 21,724,510 and 20,655,646 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	217	207
Additional paid-in capital	195,247	186,546
Accumulated other comprehensive loss, net	—	(260)
Accumulated deficit	(126,885)	(125,572)

Total stockholders’ equity	68,579	60,921
Redeemable non-controlling interests in operating partnership	173,787	144,139

Total equity	242,366	205,060

Total liabilities and equity	$913,089	$755,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2013 and 2012

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$22,700	$10,922
Other property revenues	3,021	1,367
Management fee income	242	706
Reimbursed income	674	2,642

Total revenues	26,637	15,637
Expenses:
Rental expenses	11,408	5,401
Property lease expense	979	1,075
Reimbursed expense	674	2,642
General and administrative expense	2,768	2,701
Acquisition-related expenses	1,008	529
Depreciation and amortization	11,181	2,961

Total expenses	28,018	15,309
Other income/(expense):
Interest expense, net	(7,466)	(2,866)
Disposition right income	560	—
Loss on debt extinguishment	(684)	—

Loss from continuing operations before income tax	(8,971)	(2,538)
Income tax benefit	2,913	—

Loss from continuing operations	(6,058)	(2,538)
Income (loss) from discontinued operations	6,677	(12)

Net income/(loss)	619	(2,550)
Less: Net income attributable to redeemable non-controlling interests in operating partnership	(295)	—

Net income/(loss) attributable to common stockholders	$324	$(2,550)

Other comprehensive income/(loss):
Change in loss attributable to redeemable non-controlling interest in operating partnership	(50)	—
Change in cash flow hedges	310	—

Comprehensive income/(loss) attributable to common stockholders	$584	$(2,550)

Earnings per weighted average common share — basic and diluted:
Loss per share from continuing operations attributable to common stockholders — basic and diluted	$(0.15)	$(0.13)
Income per share from discontinued operations attributable to common stockholders	$0.17	$—

Net income/(loss) per share attributable to common stockholders — basic and diluted	$0.02	$(0.13)

Weighted average number of common shares outstanding — basic and diluted	21,034,949	19,974,467

Weighted average number of common units held by non-controlling interests — basic and diluted	19,140,543	—

Distributions declared per common share	$0.08	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2013

(In thousands, except for share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Total Equity
	Number of Shares	Amount
BALANCE — December 31, 2012	20,655,646	$207	$186,546	$(260)	$(125,572)	$60,921	$144,139	$205,060

Change in cash flow hedges				260		260	50	310
Issuance of common stock	1,011,817	10	8,234			8,244		8,244
Offering costs			(2)			(2)		(2)
Amortization of nonvested common stock compensation			5			5		5
Issuance of common stock under the Amended and Restated DRIP	57,047		464			464		464
Distributions					(1,637)	(1,637)	(1,509)	(3,146)
Issuance of limited partnership units for acquisition of properties and ELRM business							30,812	30,812
Net income attributable to redeemable non-controlling interests in operating partnership							295	295
Net income attributable to common stockholders					324	324		324

BALANCE — March 31, 2013	21,724,510	$217	$195,247	$—	$(126,885)	$68,579	$173,787	$242,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$619	$(2,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	11,604	3,419
Gain on sale of operating property	(6,620)	—
Disposition right income	(560)	—
Loss on debt extinguishment	684	—
Income tax benefit	(2,913)	—
Accretion expense related to preferred stock	227	—
Fair value adjustment related to warrant liabilities	(38)	—
Stock based compensation, net of forfeitures	5	6
Stock issuance to our Former Advisor	—	47
Bad debt expense	131	78
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,720)	2,252
Increase/(decrease) in operating liabilities	3,962	(1,995)

Net cash provided by operating activities	3,381	1,257

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(82,102)	—
Proceeds from the sale of operating property, net	13,284	—
Cash received from property management termination fees	—	173
Capital expenditures	(1,613)	(317)
Purchase deposits on real estate acquisitions	270	—
Change in restricted cash — capital replacement reserves	(224)	146

Net cash (used in)/provided by investing activities	(70,385)	2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	38,545	—
Payments on mortgage loan payables	(49,886)	(228)
Borrowings on variable rate secured credit facility	89,031	—
Proceeds from the issuance of preferred stock with stapled warrants	10,000	—
Payment of deferred financing costs	(3,385)	(4)
Security deposits	—	28
Payment of offering costs	(2)	(3)
Distributions paid to common stockholders	(1,111)	(994)
Distributions paid to holders of LTIP Units	(27)	—
Distributions paid to redeemable non-controlling interests in operating partnership	(467)

Net cash provided by/(used in) financing activities	82,698	(1,201)

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,694	58
CASH AND CASH EQUIVALENTS — Beginning of period	2,447	1,091

CASH AND CASH EQUIVALENTS — End of period	$18,141	$1,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables	$3,613	$2,944
Interest on preferred stock	$2,554	$—
State income taxes	$20	$48

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$228	$311
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties and the property management business:
Operating properties	$142,397	$—
Identified intangible assets	$3,644	$—
Other assets	$479	$—
Mortgage loan payables assumed with the acquisition of properties, net of premium	$33,915	$—
Accounts payable and accrued liabilities	$1,100	$—
Unsecured note payable to affiliate	$10,000	$—
Security deposits, prepaid rent and other liabilities	$150	$—
Acquisition earn-out contingency	$6,095	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and ELRM business	$30,812	$—
Issuance of common stock for the acquisition of properties	$8,244	$—
Financing Activities:
Issuance of common stock under the Amended and Restated DRIP	$464	$506
Distributions declared but not paid on common stock and LTIP Units	$543	$500
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$1,983	$—
Change in other comprehensive loss	$310	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

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

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, to be effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95 million. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined the fair value of our common stock, by reference to the recently completed Recapitalization Transaction (as defined below), as reported in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the 2012 Annual Report on Form 10-K, filed with the SEC on March 20, 2013. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value.

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

On August 3, 2012, we and the operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units, in exchange for aggregate consideration valued at approximately $480.9 million (subject to customary proration), including (i) approximately $185.2 million (subject to adjustment based on prorations and principal amortization) generally comprised of common units of limited partnership interests in the operating partnership; (ii) approximately $17.3 million in cash; and (iii) the assumption by us and the operating partnership of approximately $278.4 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). The acquisition of one of the Contributed Properties, known as Andros Isles Apartments, or the Andros property, is subject to certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period. Eighteen of the multifamily apartment communities and the parcel of submerged land were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to as the ELRM Parties). The three remaining Contributed Properties were controlled or managed by DeBartolo Development, LLC and its affiliates. In addition, on August 3, 2012, we issued and sold 4,000,000 shares of newly created Series A Cumulative Non-Convertible Redeemable Preferred Stock, or the Series A Preferred Stock, at a purchase price of

$10.00 per share, for an aggregate purchase price of $40.0 million, and 1,000,000 shares of newly created Series B Cumulative Non-Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million. On February 28, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million.

In connection with the Recapitalization Transaction, we paid the Former Advisor an acquisition fee of $4.0 million, an acquisition fee of $2.0 million to Joseph G. Lubeck, the president and chief executive officer of the ELRM Parties, and an acquisition fee of $2.0 million to EL. As a result of the Recapitalization Transaction, Mr. Lubeck became executive chairman of our company. As of March 31, 2013, we had completed the acquisition of 21 of the Contributed Properties, consisting of 20 multifamily apartment communities and the parcel of submerged land.

On March 7, 2013, we and our operating partnership, as the borrower, entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130.0 million, or the Credit Facility. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50.0 million. We will use proceeds from the Credit Facility for general corporate purposes, including to refinance existing mortgage loan payables, net on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. As of March 31, 2013, nine of our properties were pledged as collateral under the Credit Agreement, and we had drawn $89.0 million under the Credit Facility at a current annual interest rate of 2.95%, which represents the London Interbank Offered Rate, based on a one month interest period plus a base rate. The amount available under the Credit Facility will increase if our operating partnership adds additional properties as collateral.

On March 13, 2013, we and the operating partnership entered into an asset purchase and contribution agreement (the agreements and the transactions thereunder collectively referred to as the ELRM Transaction) with the ELRM Parties and Elco Landmark Residential Holdings II LLC, which is affiliated with the ELRM Parties (referred to herein as Holdings II, and collectively with the ELRM Parties, the Elco Parties), and consummated the transactions contemplated thereby on March 14, 2013, pursuant to which the Elco Parties partially sold and partially contributed to the operating partnership their property management business, and the rights to earn property management fees and back-end participation, for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership. The aggregate consideration that the Elco Parties will receive in connection with the ELRM Transaction will be up to $26.2 million, and consists of restricted units of limited partnership interests in the operating partnership, having an aggregate value of $16.2 million, and $10.0 million payable under a promissory note.

During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, the operating partnership will also purchase 300,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances). Additionally, Holdings II will have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of the Elco Parties.

The ELRM Parties are affiliated with Joseph Lubeck, our executive chairman of the board and one of our directors, and Michael Salkind, one of our directors. As a result of the ELRM Transaction, we now perform certain functions, including the property management functions previously provided to us by ELRM and Holdings II. Also, effective as of the closing of the ELRM Transaction, we are no longer required to pay management support service fees to ELRM or Holdings II.

As part of the ELRM Transaction, we hired approximately 450 employees of ELRM and Holdings II.

As of March 31, 2013, we owned a total of 38 properties and one parcel of submerged land with an aggregate of 10,509 apartment units, which had an aggregate purchase price of $891.2 million. We also managed three properties with an aggregate of 826 units owned by unaffiliated third parties and leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. In connection with the ELRM Transaction, we also began serving as the third-party manager for another 45 properties. The table below shows the composition of the properties we owned, leased or managed as of March 31, 2013:

State	Number of Properties	Number of Units
Texas	17	4,277
North Carolina	4	955
Virginia	2	394
Georgia	5	1,544
Florida	8	1,999
South Carolina	1	260
Alabama	1	1,080

Total Owned Properties	38	10,509
Total Leased Properties	3	826
Total Managed Properties	45	15,743

For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments—Operating Properties, Net and Note 15, Business Combinations—Property Acquisitions.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Discontinued Operations

We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. Further, to meet the discontinued operations criteria, we will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held-for-sale, depreciation is no longer recorded. However, if we determine that the property no longer meets the criteria for held-for-sale, we will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the condensed consolidated balance sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets. See Note 5, Real Estate Disposition Activities for further discussion.

Real Estate Sales Gain Recognition

We account for sales of real estate in accordance with ASC Topic 360. For sale transactions meeting the requirements for full accrual profit recognition, such that we no longer have continuing involvement in the property, we remove the related assets and liabilities from our condensed consolidated balance sheets and record the gain or loss in the period the transaction closes in discontinued operations as reflected on our condensed consolidated statements of comprehensive income (loss).

Income Taxes

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to the deferred tax liability resulting from the ERLM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $2.9 million was recognized for the three months ended March 31, 2013, which includes a reversal of the prior valuation allowance of $2.7 million. As of March 31, 2013, we have recorded a net deferred tax liability of $2.3 million, which is classified in security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by us for the three months ended March 31, 2013, do not have any impact on the our consolidated financial position, results of operations, or cash flows. The accompanying condensed consolidated financial statements include the required disclosures in the condensed consolidated statement of comprehensive income (loss) or in the notes thereto for each of the three months ended March 31, 2013 and 2012.

3. Recapitalization Transaction

Acquired Contributed Properties

As of March 31, 2013, we had completed the acquisitions of 21 of the Contributed Properties, consisting of 20 multifamily apartment communities and one parcel of submerged land. See Note 4, Real Estate Investments – Operating Properties, Net and Note 15, Business Combinations – Property Acquisitions for more information with respect to contributed acquisitions which have been completed as of March 31, 2013.

Andros Property Acquisition

In connection with the Recapitalization Transaction, our operating partnership entered into a definitive agreement for the acquisition of the Andros property, in exchange for aggregate consideration valued at approximately $45.0 million (subject to customary prorations), including approximately $9.1 million (subject to adjustment based on prorations and principal amortization) in limited partnership units and approximately $6.0 million in cash, as well as our assumption of approximately $29.9 million of in-place mortgage indebtedness encumbering the Andros property (based on the principal amount outstanding as of June 30, 2012). In addition, the agreement provides for the payment of up to $4.0 million of additional consideration subject to an earn-out contingency based on net operating income hurdles over a four-year period.

Closing of the acquisition of the Andros property is subject to the satisfaction of various customary closing conditions, including approval of the transaction by the contributing parties and the receipt of lender consents. In the event all of the conditions to closing the transaction have been satisfied or waived, other than the operating partnership’s payment of its cash obligation under the acquisition agreement, we will issue and sell to EL for cash an aggregate of up to $6.0 million in shares of our common stock. We will issue and sell these shares only to the extent necessary for the operating partnership to fund any shortfall with respect to its cash payment obligation.

Alternatively, EL may purchase shares of a newly established series of our cumulative redeemable non-convertible preferred stock, at a price of $10.00 per share. If issued and sold, such series of preferred stock will be issued with non-detachable warrants to purchase shares of our common stock with warrant coverage equal to the aggregate purchase price of such shares and will have terms that are pari passu with and otherwise substantially similar to the Series A Preferred Stock and the Series B Preferred Stock.

We anticipate completing the acquisition of the Andros property in 2013. However, there is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of the Andros contribution transaction.

4. Real Estate Investments – Operating Properties, Net

The investments in our consolidated operating properties, net consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Land	$118,719	$103,159
Land improvements	69,898	61,242
Building and improvements	690,526	609,241
Furniture, fixtures and equipment	18,840	17,515

	897,983	791,157

Less: accumulated depreciation	(66,178)	(65,589)

	$831,805	$725,568

Depreciation expense for the three months ended March 31, 2013 and 2012 was $6.7 million and $2.9 million, respectively.

During the three months ended March 31, 2013, we completed the acquisition of five of the Contributed Properties and three additional properties, as set forth below (in thousands, except share data and per unit data):

Property Description	Date Acquired	Number of Units	Consideration
			Common Stock	Limited Partnership Units	Debt		Cash Payment	Prorations	Total Purchase Price
Richmond on the Fairway – Lawrenceville, GA	January 31, 2013	243	—	262,859	$8,375	(1)	$170	$(187)	$10,500
Landmark at Brighton Colony – Charlotte, NC	February 28, 2013	276	306,537	—	$24,480	(2)	$3,039	$(17)	$30,000
Landmark at Greenbrooke Commons – Charlotte, NC	February 28, 2013	279	705,280	—	$25,540	(1)	$2,663	$49	$34,000
Mission Mallard Creek - Charlotte, NC	March 28, 2013	240	—	46,160	$14,065	(2)	$3,787	$522	$18,750
Montera Point – Arlington, TX	March 29, 2013	200	—	670,394	$6,514	(3)	—	$110	$12,088
Palisades at Bear Creek –Euless, TX	March 29, 2013	120	—	331,632	$5,294	(3)	—	$53	$8,050
Crestmont Reserve – Dallas, TX	March 29, 2013	242	—	656,704	$13,300	(3)	—	$148	$18,800
Kensington Station – Bedford, TX	March 29, 2013	238	—	605,620	$10,092	(3)	—	$122	$15,150

(1)	Represents assumption of mortgage indebtedness.
(2)	Represents new first mortgage.
(3)	Represents draw on Credit Facility.

5. Real Estate Disposition Activities

During the three months ended March 31, 2013, we sold one property with 350 apartment units for $38.2 million. We received cash proceeds of $13.3 million net of certain prorations and other closing adjustments. In conjunction with the disposition of the property, a mortgage note payable of $24.0 million was released. As of the date of disposal, the operating property had net carrying value of $30.8 million.

The operations have been presented as income (loss) from discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). The gain on sale from this property is classified in income (loss) from discontinued operations on the condensed consolidated statements of comprehensive income (loss).

Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income (loss) from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Rental income	$817	$787
Other property revenues	120	105

	937	892
Rental expenses	(360)	(329)
Interest expense, net	(156)	(217)
Depreciation and amortization expense	(364)	(358)

	(880)	(904)

Income before net gain on the sale of property	57	(12)

Net gain on the sale of property	6,620	—

Income (loss) from discontinued operations	$6,677	$(12)

6. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Disposition fee rights(1)	$1,203	$1,580
In-place leases, net of accumulated amortization of $8.2 million and $3.9 million as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 5.1 months and 4.7 months as of March 31, 2013 and December 31, 2012, respectively)	4,903	5,968
Trade name and trade marks (indefinite lived)	200	—
Property management contracts, net of accumulated amortization of $170,000 and $0 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 188 months and 0 months as of March 31, 2013 and December 31, 2012, respectively)	23,980	—

	$30,286	$7,548

(1)	On March 28, 2013, we purchased the Mission Mallard Creek property. Prior to our purchase, the Mission Mallard Creek property was owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings. Pursuant to each master lease or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings was entitled to a disposition fee in the event that any of the leased multifamily properties were sold. The disposition fee is 5% of the purchase price of $18.8 million, or $937,500. When NNN/MR Holdings became our wholly-owned subsidiary in the second quarter of 2011, we recognized a disposition fee right intangible of $377,400 related to the master tenant of the Mission Mallard Creek property. The excess of the disposition fee over the recorded disposition fee right intangible was $560,100 as of March 31, 2013 and was recorded as disposition right income in our condensed consolidated statements of comprehensive income.

As of March 31, 2013 and December 31, 2012, we had net lease intangibles of $100,000 and $0, respectively, that is classified as a liability in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. We amortize our net lease intangibles on a straight-line basis as an increase to rental income.

Amortization expense recorded on the identified intangible assets for the three months ended March 31, 2013 and 2012 was $4.5 million and $56,000, respectively.

7. Other Assets, Net

Other assets, net consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $2.0 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively	$6,956	$4,509
Prepaid expenses and deposits	2,756	992
Fair value of cap rate agreement	107	42

	$9,819	$5,543

Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2013 and 2012 was $586,000 and $66,000, respectively, which is included in interest expense in our accompanying condensed consolidated statements of comprehensive income (loss).

8. Debt

Our mortgage loan payables, net, unsecured note payable to affiliate, unsecured note payable and the variable rate secured credit facility, as of March 31, 2013 and December 31, 2012, are summarized below (dollars in thousands):

	March 31, 2013	December 31, 2012
Mortgage loan payables - fixed	$365,336	$353,102
Mortgage loan payables - variable	103,059	116,719

Total secured fixed and variable rate debt	468,395	469,821
Premium	9,136	9,673

Total mortgage loan payables, net	477,531	479,494

Variable rate secured credit facility	89,031	—
Total secured fixed and variable rate debt, net	566,562	479,494

Unsecured note payable to affiliate	10,000	—
Unsecured note payable	500	500

Total unsecured notes	$10,500	$500

Scheduled payments and maturities of our mortgage loan payables, net, unsecured note payable to affiliate, unsecured note payable and the Credit Facility outstanding at March 31, 2013 were as follows (dollars in thousands):

Year	Secured notes payments (1)	Secured notes maturities		Unsecured notes maturities
2013	$3,742	$16,576	(2)	$—
2014	5,491	13,346		—
2015	4,514	185,129		500
2016	4,322	21,340		—
2017	4,234	96,346		—
Thereafter	10,108	192,278		10,000

	$32,411	$525,015		$10,500

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables.
(2)	Included in this amount is a mortgage loan of $16.6 million with an initial maturity date of April 9, 2013, which was subsequently extended to mature on April 9, 2014.

Loss on Debt Extinguishment

As of March 31, 2013, we had borrowed approximately $89.0 million under the Credit Facility. These proceeds were used, in part, to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the first quarter of 2013. Accordingly, for the three months ended March 31, 2013 and 2012, loss on debt extinguishment was $684,000 and $0, respectively.

Mortgage Loan Payables, Net

Mortgage loan payables, net were $468.4 million ($477.5 million, net of premium) and $469.8 million ($479.5 million, net of premium) as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had 24 fixed rate and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.76% per annum. As of March 31, 2013, we had $365.3 million ($374.4 million, net of premium) of fixed rate debt, or 78% of mortgage loan payables, at a weighted average interest rate of 5.20% per annum and $103.1 million of variable rate debt, or 22% of mortgage loan payables, at a weighted average effective interest rate of 3.20% per annum. As of December 31, 2012, we had 26 fixed rate and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.66% per annum. As of December 31, 2012, we had $353.1 million ($362.7 million, net of premium) of fixed rate debt, or 75.2% of mortgage loan payables, at a weighted average interest rate of 5.21% per annum and $116.7 million of variable rate debt, or 24.8% of mortgage loan payables, at a weighted average effective interest rate of 3.01% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of March 31, 2013 and December 31, 2012, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of March 31, 2013, ten of our mortgage loan payables had monthly interest-only payments, while 20 of our mortgage loan payables as of March 31, 2013 had monthly principal and interest payments.

Unsecured Note Payable to Affiliate

On March 14, 2013, we, through our operating partnership as the borrower, entered into an unsecured note payable to Holdings II, or the Unsecured Promissory Note, as part of the consideration in connection with the ELRM Transaction. The Unsecured Promissory Note matures on the earliest of the fifth anniversary from the date of issuance or the date of our company’s initial public offering on a national securities exchange. Interest is payable monthly or can be accrued until maturity at an annual rate of 3.00%. The outstanding balance of the unsecured note payable to affiliate as of March 31, 2013 was $10.0 million.

Unsecured Note Payable

As of March 31, 2013 and December 31, 2012, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on September 19, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%.

Variable Rate Secured Credit Facility

As of March 31, 2013, the outstanding principal amount under the Credit Facility was $89.0 million. The amount available under the Credit Facility is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all collateral properties. The Credit Agreement permits multiple term loan draws, which are only available to be drawn for six months following the closing date of the Credit Agreement. As of March 31, 2013, nine of our properties were pledged as collateral under the Credit Agreement and we had drawn $89.0 million under the Credit Facility. This is the amount of credit available under the Credit Agreement, which will increase if the operating partnership adds additional properties as collateral to secure the Credit Facility.

The Credit Facility will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Pursuant to the terms of the Credit Agreement, we and certain of our indirect subsidiaries guaranteed all of the obligations of the operating partnership and each other guarantor under the Credit Agreement and the related loan documents. From time to time, the operating partnership may cause additional subsidiaries to become guarantors under the Credit Agreement. The Credit Facility is secured by the properties of the subsidiary guarantors.

All borrowings under the Credit Agreement bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus 1/2 of 1.0% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the Credit Agreement) for a one-month interest period plus 1.0% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that fluctuates based upon our debt yield. As of March 31, 2013, our current annual interest rate was 2.95%, which represents the London Interbank Offered Rate, based on a one month interest period plus a base rate.

9. Preferred Stock and Warrants to Purchase Common Stock

Preferred Stock

In connection with the Recapitalization Transaction, during the year ended December 31, 2012, we issued and sold, for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share.

On February 27, 2013, we issued and sold, for cash, 1,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share. As of March 31, 2013 and December 31, 2012, the aggregate amount in issued shares of the Series A Preferred Stock, together with the stapled warrants, was $50.4 million and $40.3 million, respectively. The aggregate amount in issued shares of the Series B Preferred Stock, together with the stapled warrants, was $10.1 million as of March 31, 2013 and December 31, 2012.

The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, each holder of Series A Preferred Stock and Series B Preferred Stock is entitled to receive a liquidation preference, which is equal to $10.00 per share of Series A Preferred Stock or Series B Preferred Stock, as the case may be, plus the sum of 1.0% of the liquidation preference and any accrued and unpaid distributions thereon, or the Redemption Amount, before the holders of our common stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of our common stock, in either case, unless full cumulative distributions on the Series A Preferred Stock and the Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distribution periods.

We must redeem the Series A Preferred Stock and the Series B Preferred Stock for cash in an amount equal to the Redemption Amount on the second anniversary of the date we first issued such shares, although we have certain rights to extend the redemption rights up to an additional three years. Based on the requirement for redemption for cash, the Series A Preferred Stock and the Series B Preferred Stock are classified as a liability in our condensed consolidated balance sheet. The preferred share liability will accrete to the total redemption value over a 24-month period. We recorded $227,000 accretion for the three months ended March 31, 2013, which was recorded as interest expense in our consolidated statements of comprehensive income (loss). See — Warrants to Purchase Common Stock below. The preferred shares are considered equity securities for federal income tax purposes. The holders of the Series A Preferred Stock and Series B Preferred Stock also have certain optional redemption rights, and we have certain rights to redeem all, but not less than all, of the Series A Preferred Stock and Series B Preferred Stock at any time. As of March 31, 2013 and December 31, 2012, we had 6,000,000 shares (consisting of 5,000,000 shares of Series A and 1,000,000 shares of Series B Preferred Stock) and 5,000,000 shares (consisting of 4,000,000 shares of Series A and 1,000,000 shares of Series B Preferred Stock), respectively, of preferred stock issued and outstanding.

The preferred shares are entitled to a 9.75% annual distribution based on $10.00 per share recorded as interest expense in consolidated statements of comprehensive income (loss) in the amount of $1.3 million and $0 for the three months ended March 31, 2013 and 2012, respectively. The accumulated distributions accrued but not paid as of March 31, 2013 and December 31, 2012 was $488,000 and $1.7 million, respectively. Such accrued but unpaid distributions on the preferred shares as of March 31, 2013 were paid in full on April 15, 2013 with accrued interest thereon.

Warrants to Purchase Common Stock

Also in connection with the issuances of preferred stock on August 3, 2012 and February 27, 2013, we issued non-detachable warrants to purchase an aggregate of $60.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80.0% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants will become exercisable at any time and from time to time prior to their expiration following the completion of the underwritten public offering and in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015 and February 27, 2016, respectively, and the date on which the stapled shares of preferred stock become mandatorily redeemable; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

We measured the fair value of the non-detachable warrants as of March 31, 2013 and December 31, 2012 at $0.38 per warrant and $0.41 per warrant, respectively, and recorded $2.3 million and $2.0 million as of March 31, 2013 and December 31, 2012, respectively, in our condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in general and administrative expense in the consolidated statements of comprehensive income (loss). Initially as of August 3, 2012, the warrants had a fair value of $2.3 million. The fair value of the warrants decreased from $2.3 million to $2.0 million from August 3, 2012 through December 31, 2012. The fair value of the warrants increased from $2.0 million to $2.3 million from December 31, 2012 through March 31, 2013, due to additional warrants being issued at a fair value of $398,000. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation methods.

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

Our general and administrative expenses on the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012 reflect professional fees of $64,000 and $930,000, respectively, related to the litigation described above. In total, we have incurred $3.5 million in fees related to the litigation described above.

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

Acquisition Contingent Consideration

We incurred certain contingent consideration in connection with the ELRM Transaction. In consideration for the contribution to the operating partnership of Holdings’ economic rights to earn property management fees and back-end participation for managing certain real estate assets, the operating partnership will issue up to $10.0 million in restricted limited partnership units to Holdings. Additionally, Holdings II will have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties that may be acquired by the Elco Parties. We recorded an estimated fair value of $6.1 million for this contingent consideration on March 14, 2013, which is recorded in acquisition contingent consideration in our condensed consolidated balance sheets. During the three months ended March 31, 2013, we determined that the fair value of the contingent consideration did not change.

During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, our operating partnership has a commitment to purchase 300,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances). This liability has been recorded in other receivables due from affiliates and other payables due to affiliates in our condensed consolidated balance sheets.

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

As compensation for services rendered in connection with the management of our assets, we paid a monthly asset management fee to our Former Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter. The asset management fee was payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the three months ended March 31, 2013 and 2012, we incurred $0 and $283,000, respectively, in asset management fees to our Former Advisor, which is included in general and administrative expense in our accompanying consolidated statements of comprehensive income (loss). For the three months ended March 31, 2012, we included in asset management fees to our Former Advisor 5,247 shares of common stock valued at $47,000, which were issued to our Former Advisor for its services for the three months ended March 31, 2012. For the three months ended March 31, 2013, we did not incur or pay any such fees.

In addition to the compensation paid to our Former Advisor pursuant to the advisory agreement, we paid directly or reimbursed our Former Advisor for all the expenses our Former Advisor paid or incurred in connection with the services provided to us. However, we did not reimburse our Former Advisor at the end of any fiscal quarter in which total operating expenses incurred by it for the 12 consecutive months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income for such year, unless our independent directors determined such excess expenses are justified. We reimbursed our Former Advisor $0 and $48,000 in operating expenses for the three months ended March 31, 2013 and 2012, respectively. Due to the termination of the advisory agreement on August 3, 2012, we do not expect to incur these expenses in the future.

Lease for Principal Executive Offices

In connection with the ELRM Transaction, we, through our operating partnership, entered into a lease agreement with Marlu Associates, Ltd., a Florida limited partnership, as the landlord, for office space located in Jupiter, Florida. Marlu Associates, Ltd. is an affiliated entity with Joseph G. Lubeck, our executive chairman and a member of our board of directors. The lease has a term of five years at an initial monthly rental of $2,750, for an aggregate rental of approximately $165,000 over the term of the lease. Commencing January 1, 2014, and annually thereafter, the annual rent will be adjusted to 103% of the prior year’s annual rent. See Note 15, Business Combinations—ELRM Transaction, for more information on the transaction.

Recapitalization Transaction

In connection with the Recapitalization Transaction, we entered into employment agreements with Stanley J. Olander, Jr., our chief executive officer, Gustav G. Remppies, our chief administrative officer, and B. Mechelle Lafon, our assistant chief financial officer, treasurer and secretary. In addition, we agreed to grant Mr. Olander and Mr. Remppies a total of 224,647 and 174,647 LTIP Units, respectively. We also entered into similar agreements with Joseph G. Lubeck, our executive chairman; however at the time the transaction was negotiated with Mr. Lubeck, he was not a related party. As of March 31, 2013 and December 31, 2012, we have issued 197,040, 147,040 and 22,040 LTIP units to Mr. Olander, Mr. Remppies and Mr. Lubeck, respectively.

As of March 31, 2013 and December 31, 2012, we had $115,000 and $1.6 million outstanding, respectively, that were recorded in other receivables due from affiliates. The amounts outstanding represented amounts due from ELRM related to the acquisition of certain of the Contributed Properties.

ELRM and Management Support Services Agreement

In connection with the Recapitalization Transaction, on August 3, 2012, ATA Property Management, LLC, or our Property Manager, entered into a management support services agreement with ELRM. During the period from January 1, 2013 to March 14, 2013, 16 of the 34 properties we owned were Contributed Properties that had management support services performed by ELRM, while 16 of our other properties had accounting services performed by ELRM. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.0% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2.0% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. See the ELRM Transaction section below and Note15, Business Combinations – ELRM Transaction, for more information on the acquisition of the property management business of ELRM.

Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, own a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services. For the three months ended March 31, 2013 and 2012, we incurred approximately $418,000 and $0, respectively, in both management support services fees and accounting services performed by ELRM on 32 of our 34 properties from January 1, 2013 through March 14, 2013, which are included in general and administrative expense in the consolidated statements of comprehensive income (loss). As of March 31, 2013 and December 31, 2012, we had $119,000 and $183,000, respectively, due to ELRM in connection with management support services performed by ELRM, which were recorded in other payables due to affiliates in our condensed consolidated balance sheets.

ELRM Transaction

In connection with the ELRM Transaction, we issued an aggregate of 1,207,303 restricted limited partnership units in our operating partnership to the Elco Parties. The units were issued for an aggregate consideration of approximately $9.8 million.

We also issued an additional 136,042 restricted LTIP units in our operating partnership to Joseph Lubeck, our executive chairman of the board, and 60,000 restricted LTIP units to each of Mr. Miller, our chief financial officer, and Ms. Truong, our chief investment officer. Mr. Miller and Ms. Truong became employees of our company in connection with the ELRM Transaction, although they were not elected to their respective executive officer positions until April 2013. The restricted LTIP units are subject to the following vesting schedule: (i) 33.33% of the LTIP Units will vest if there has been a continuous employee service of at least one year but less than two years; (ii) 66.66% of the LTIP Units will vest if there has been a continuous employee service of at least two years but less than three years; and (iii) 100% of the LTIP Units will vest if there has been a continuous employee service of at least three years. We are reimbursed by the Elco Parties for a percentage of the salaries we pay Mr. Miller, Ms. Truong and certain other employees, as follows: 25% of Mr. Miller’s salary, 100% of Ms. Troung’s salary, and between 25% and 100% of the salaries of certain other employees. Amounts reimbursed represent management’s estimate of these employees’ time spent on behalf of the Elco Parties.

During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, our operating partnership has a commitment to purchase 300,000 Class A Units, in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances).

12. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2013 and December 31, 2012, we had issued 5,000,000 and 4,000,000 shares of Series A Preferred Stock, respectively, and 1,000,000 shares of Series B Preferred Stock. The Series A Preferred Stock and the Series B Preferred Stock are classified as a liability in our condensed consolidated balance sheets. See Note 8, Series A and Series B Non-Convertible Redeemable Preferred Stock for more information on the terms of such shares.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of March 31, 2013 and December 31, 2012, we had 21,724,510 and 20,655,646 shares, respectively, of our common stock issued and outstanding.

Our company was initially capitalized through the sale of 22,223 shares of our common stock for total cash consideration of $200,000. From our inception through March 31, 2013, we had granted an aggregate of 25,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of the 2006 Award Plan, of which 2,800 had been forfeited through March 31, 2013. From our inception through March 31, 2013, we had issued an aggregate of 15,738,457 shares of our common stock in connection with our initial public offering, 2,992,777 shares of our common stock in connection with our follow-on offering and an aggregate of 2,017,340 shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP, and we had repurchased 592,692 shares of our common stock under our share repurchase plan. As of March 31, 2013, we had issued an aggregate of 29,733 shares of our common stock to our Former Advisor, or our Former Advisor’s principals, as applicable, for services performed by our Former Advisor to us pursuant to the advisory agreement. On August 3, 2012 and August 28, 2012, we issued 224,986 and 257,669 shares of our common stock, respectively, in connection with the Recapitalization Transaction. On February 28, 2013, we issued 1,011,817 shares of our common stock in connection with our acquisition of two properties, Landmark at Brighton Colony and Landmark at Greenbrooke Commons.

Our distributions are subject to approval by our board of directors. Our common stock distributions as of March 31, 2013 and December 31, 2012, totaled $0.30 and $0.30 per share, respectively.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of each of March 31, 2013 and December 31, 2012, there were 5,400 non-vested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The LTIP Units could potentially dilute the basic earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

Limited Partnership Units

As of March 31, 2013 and December 31, 2012, we had issued 22,468,893 and 18,688,221 limited partnership units to our non-controlling interest holders, respectively, for a total consideration of $183.1 million and $152.3 million, respectively, in connection with the closing of 21 of the Contributed Properties, the acquisition of the Mission Mallard Creek property and the ELRM Transaction. In connection with ELRM Transaction, the Elco Parties can receive up to an additional $6.4 million in limited partnership units. The limited partnership units issued as part of the ELRM Transaction were restricted and will vest in equal amounts over a period of five years, subject to certain cancellation provisions. See Note 13, Redeemable Non-Controlling Interests in Operating Partnership for future information on our limited partnership units.

LTIP Units

As of March 31, 2013 and December 31, 2012, we had issued 622,162 and 366,120 LTIP Units, respectively, to certain of our executive officers. On March 14, 2013, we issued 256,042 restricted LTIP Units in connection with the ELRM Transaction. See Note 11, Related Party Transactions, for more information on our LTIP Units.

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors adopted the Amended and Restated DRIP, which became effective on March 11, 2011. The Amended and Restated DRIP, which allows participating stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions, offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined that the fair value of a share of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

For the three months ended March 31, 2013 and 2012, $464,000 and $506,000, respectively, in distributions were reinvested, and 57,047 and 53,261 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP. As of March 31, 2013 and December 31, 2012, a total of $19.0 million and $18.5 million, respectively, in distributions were reinvested, and 2,017,340 and 1,960,293 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP.

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

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2013 and 2012, we recognized compensation expense of $5,000 and $6,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of comprehensive income (loss).

As of March 31, 2013 and December 31, 2012, there was $39,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of March 31, 2013, this expense is expected to be recognized over a remaining weighted average period of 2.39 years.

As of each of March 31, 2013 and December 31, 2012, the fair value of the nonvested shares of our restricted common stock was $54,000 based upon a $10.00 per share purchase price at grant date. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2013 and December 31, 2012, and the change for the three months ended March 31, 2013, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2012	5,400	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance — March 31, 2013	5,400	$10.00
Expected to vest — March 31, 2013	5,400	$10.00

2012 Award Plan

In connection with the Recapitalization Transaction, our board of directors adopted the 2012 Award Plan, which is intended to assist our company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the company and its affiliates and to associate their interests with those of the company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan.

Administration of the 2012 Award Plan. The 2012 Award Plan will be administered by the administrator of our 2006 Award Plan. This summary uses the term “administrator” to refer to the board of directors or the compensation committee of the board of directors, as applicable. The administrator will approve all terms of other equity-based awards under the 2012 Award Plan. The administrator will also approve who will receive other equity-based awards under the 2012 Award Plan and the number of shares of common stock subject to each other equity-based award.

Eligibility. All employees of our company or any of its subsidiaries and any member of the board of directors are eligible to participate in the 2012 Award Plan. In addition, any other individual who provides significant services to our company or a subsidiary (including any individual who provides services to the company or a subsidiary of the company by virtue of employment with, or providing services to, the operating partnership) is eligible to participate in the 2012 Award Plan if the administrator, in its sole discretion, determines that the participation of such individual is in our best interest.

Share Authorization. The maximum aggregate number of shares of common stock that we may issue under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock.

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

LTIP Units are a special class of partnership interest in our operating partnership. Each LTIP Unit awarded will be deemed equivalent to an award of one share of common stock under the 2012 Award Plan, reducing the aggregate share authorization under the 2012 Award Plan and the 2006 Award Plan on a one-for-one basis (i.e., each such unit shall be treated as an award of common stock). We will not receive a tax deduction for the value of any LTIP Units granted to participants. The vesting period and other forfeiture restrictions for any LTIP Units, if any, will be determined at the time of issuance. LTIP Units, whether or not vested, will receive the same periodic per unit distributions as the limited partnership units issued by the operating partnership, which distributions will generally equal per share distributions on shares of our common stock.

Initially, LTIP Units will not have full parity with the limited partnership units issued by the operating partnership with respect to liquidating distributions. Under the terms of the LTIP Units, the operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in the operating partnership’s valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of holders of limited partnership units. Upon equalization of the capital accounts of the holders of LTIP Units with the other holders of limited partnership units, the LTIP Units will achieve full parity with the limited partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units may be converted into an equal number of limited partnership units at any time, and thereafter enjoy all the rights of the limited partnership units, including redemption/exchange rights. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a holder of LTIP Units will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of our common stock.

Amendment; Duration. The board of directors may amend or terminate the 2012 Award Plan at any time; provided, however, that no amendment may adversely impair the rights of participants with respect to outstanding other equity-based awards, including holders of LTIP Units. In addition, an amendment will be contingent on approval of our stockholders if the amendment would materially increase the aggregate number of shares of common stock that may be issued under the 2012 Award Plan together with the number of shares that may be issued under the 2006 Award Plan (except as provided in connection with certain adjustments related to changes in our capital structure). No other equity-based awards may be granted under the 2012 Award Plan after January 5, 2016, which is the day before the tenth anniversary of the date that the 2006 Award Plan was adopted by the board of directors. Other equity-based awards, including LTIP Units, granted before such date shall remain valid in accordance with their terms.

13. Redeemable Non-Controlling Interests in Operating Partnership

Redeemable non-controlling interests in operating partnership represent the limited partnership interests in our operating partnership held by third party entities. On August 3, 2012, in connection with the Recapitalization Transaction, we agreed to acquire the Contributed Properties in exchange for the issuance of limited partnership units from our operating partnership. The limited partnership units have the rights and preferences as set forth in our partnership agreement, and may, following a 12-month holding period, become redeemable at the option of the holder, at which time we have the discretion to exchange the limited partnership units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed limited partnership units, multiplied by (B) the “cash amount” (as defined in our partnership agreement). However, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption and we elect to redeem the limited partnership units for cash rather than unrestricted common stock, the cash redemption amount will be $8.15 per redeemed operating partnership unit. These non-controlling interests are recorded as equity in our consolidated balance sheet due to our ability at our sole discretion to redeem limited partnership units for unregistered shares.

The net loss is allocated to holders of the limited partnership units based upon the weighted average number of limited partnership units outstanding to total common shares plus limited partnership units outstanding during the period. As of March 31, 2013, we had issued 22,468,893 limited partnership units for a total consideration of $183.1 million, of which: 21,215,430 limited partnership units, valued at $172.9 million, were issued in connection with the closing of 21 of the Contributed Properties, including the submerged piece of land; 46,160 limited partnership units, valued at $376,000, were issued in connection with the acquisition of the Mission Mallard Creek property, and 1,207,303 restricted limited partnership units, valued at $9.8 million, were issued in connection with the ELRM Transaction. The restricted limited partnership units will vest in equal amounts over a period of five years and are subject to cancellation and forfeiture. If the limited partnership units were to be redeemed, the total redemption value would be $183.1 million as of March 31, 2013.

For the three months ended March 31, 2013 and 2012, distributions paid on the limited partnership units were in the amount of $467,000 and $0, respectively, while net income attributable to the holders of limited partnership units was $295,000 and $0, respectively. As of March 31, 2013 and December 31, 2012, distributions accrued but not paid on the limited partnership units were in the amount of $2.0 million and $934,000, respectively. As of March 31, 2013 and December 31, 2012, the redeemable non-controlling interests in operating partnership was $173.8 million and $144.1 million, respectively.

Adjustments to our redeemable non-controlling interest in operating partnership are recorded to reflect increases or decreases in the ownership of our operating partnership by holders of the limited partnership units, including the redemption of limited partnership units for cash or in exchange for shares of our common stock when applicable.

As of March 31, 2013 and December 31, 2012, we owned approximately 48.5% and 52.5%, respectively, of the general partnership interest in our operating partnership, and the limited partners owned approximately 51.5% and 47.5% respectively, of the operating partnership interests in our operating partnership.

14. Fair Value of Derivatives and Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, other receivables due from affiliates, rate cap agreement, accounts payable and accrued liabilities, other payables due to affiliates, mortgage loan payables, net, variable rate secured credit facility, unsecured note payable to affiliate, unsecured note payable, and non-detachable warrants.

We consider the carrying values of cash and cash equivalents, restricted cash, accounts receivable, other receivables due from affiliates, accounts payable and accrued liabilities, and other payables due to affiliates to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

We have entered into interest rate cap agreements, which effectively cap the interest rate on three of our variable rate mortgage loans at a weighted average capped rate of 3.84%. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of March 31, 2013, the notional aggregate amount of the interest rate cap agreements was $61.2 million with the latest maturity date being April, 2018. We have paid total premiums to date of $189,000 in connection with the execution of the interest rate cap agreements. As of March 31, 2013 and December 31, 2012, the interest rate cap agreements were recorded at an aggregate net fair value of $107,000 and $42,000, respectively, and were included in other assets, net on our condensed consolidated balance sheets. The fair value of our interest rate cap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2013 and 2012, the change in fair value resulted in an increase to interest expense of $27,000 and $0, respectively.

We entered into three interest rate swap agreements during the fiscal year ended December 31, 2012, or the Hedging Derivatives, for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. We do not enter into derivative transactions for trading or other speculative purposes. These swaps were transacted to reduce our exposure to fluctuations in interest rates on future debt issuances. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation. On March 7, 2013, we paid off the related mortgage loans payable using borrowings on our Credit Facility and closed the three interest rate swap agreements, maintaining the treatment of the three swaps as effective cash flow hedges.

We assess the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. The fair values of the Hedging Derivatives and non-designated derivatives that are in an asset position are recorded in other assets, net in our condensed consolidated balance sheets. The fair value of derivatives that are in a liability position are included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets. As of March 31, 2013 and December 31, 2012, the swap agreements are recorded at a net fair value of $0 and $260,000, respectively, and included in accumulated other comprehensive income, net on our condensed consolidated balance sheets.

The following table summarizes our derivative arrangements and the consolidated Hedging Derivatives at March 31, 2013 and December 31, 2012, (in thousands, except interest rates):

	March 31, 2013		December 31, 2012
	Non- designated Hedges	Cash Flow Hedges	Non- designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$61,215	$—	$22,670	$12,442
Weighted average interest rate(1)	2.74%	N/A	2.48%	3.72%
Weighted average capped interest rate	3.84%	N/A	5.45%	N/A
Earliest maturity date	Mar-15	N/A	Aug-17	Oct-19
Latest maturity date	Apr-18	N/A	Aug-17	Oct-19
Estimated fair value, asset/(liability)	$107	$—	$42	$(310)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

The fair value of the mortgage loan payables, net is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2013 and December 31, 2012, the fair value of the mortgage loan payables, net, a Level 2 fair value measurement, was $496.2 million and $498.8 million, respectively, compared to the carrying value of $477.5 million and $479.5 million, respectively.

The fair value of the Credit Facility is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2013 and December 31, 2012, the fair value of the Credit Facility, a Level 2 fair value measurement, was $89.5 million and $0, respectively, compared to the carrying value of $89.0 million and $0, respectively.

The fair value of the unsecured note payable is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value to be equal to the carrying value. As of each of March 31, 2013 and December 31, 2012, the fair value and the carrying value of the unsecured note payable was $500,000. This fair value calculation is considered a Level 3 fair value measurement.

The fair value of the unsecured note payable to affiliate is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2013, the fair value was equal to the carrying value. As of March 31, 2013 and December 31, 2012, the fair value of the unsecured note payable to affiliate, a Level 3 fair value measurement, was $10.0 million and $0, respectively, compared to the carrying value of $10.0 million and $0, respectively.

The fair value of the acquisition contingent consideration is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction to earn property management fees and back-end participation for managing certain real estate assets, as well as the projected fees that we would earn in connection with the property management agreements, for properties the Elco Parties may acquire. As of March 31, 2013, the fair value of acquisition contingent consideration, a Level 3 fair value measurement, was $6.1 million, compared to the carrying value of $6.1 million. We initially recorded an estimated fair value of $6.1 million for the contingent consideration on March 14, 2013. During the three months ended March 31, 2013, we determined that the fair value did not change.

The fair value of the non-detachable warrants is estimated using the Monte-Carlo Simulation. As of March 31, 2013 and December 31, 2012, the fair value of the non-detachable warrants, a Level 3 fair value measurement, was $2.3 million and $2.0 million, respectively, with the change being recorded in general and administrative expense in the condensed consolidated statements of comprehensive income. As of August 3, 2012, the warrants had a fair value of $2.3 million. The fair value of the warrants decreased from $2.3 million to $2.0 million from August 3, 2012 through December 31, 2012. The fair value of the warrants increased from $2.0 million to $2.3 million from December 31, 2012 through March 31, 2013 due to additional warrants being issued on February 27, 2013 at an aggregate fair value of $398,000. The change in fair value is recorded in general and administrative expense in our condensed consolidated statements of comprehensive income (loss) as of March 31, 2013. There were no non-detachable warrants redeemed as of March 31, 2013.

15. Business Combinations

Property Acquisitions

For the three months ended March 31, 2013, we completed the acquisition of eight properties, including five Contributed Properties, adding a total of 1,838 apartment units to our property portfolio. The preliminary aggregate purchase price was approximately $147.3 million, plus closing costs and acquisition fees of $494,000, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of comprehensive income (loss). See Note 4, Real Estate Investments – Operating Properties, Net – Acquisitions of Real Estate Investments, for a listing of the properties acquired, the dates of acquisitions and the amount of mortgage debt initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through March 31, 2013, we recognized $883,000 in revenues and $233,000 in net loss for the newly acquired properties.

In accordance with ASC Topic 805, we allocated the preliminary purchase price of the eight properties to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in place leases and the above/below market of assumed debt. Certain allocations as of March 31, 2013 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

	Richmond on the Fairway	Landmark at Brighton Colony	Landmark at Greenbrooke Commons	Mission Mallard Creek
Land	$2,699	$2,869	$3,824	$2,591
Land improvements	1,248	3,148	1,735	932
Building and improvements	6,085	22,590	26,340	14,810
Furniture, fixtures and equipment	122	389	454	378
In place leases	274	743	1,048	—
Fair market value of assumed debt	(8,375)	—	(25,540)	—
Other assets/liabilities, net	259	278	548	(483)

Total	2,312	30,017	8,409	18,228
Equity/limited partnership unit consideration	(2,142)	(2,498)	(5,746)	(376)

Net cash consideration	$170	$27,519	$2,663	$17,852

	Crestmont Reserve	Monterra Pointe	Kensington Station	Palisades at Bear Creek
Land	$2,274	$1,541	$1,864	$1,814
Land improvements	1,132	996	1,221	1,324
Building and improvements	14,415	8,911	11,477	4,640
Furniture, fixtures and equipment	381	318	247	104
In place leases	360	339	268	136
Fair market value of assumed debt	—	—	—	—
Other assets/liabilities, net	90	(127)	(49)	(21)

Total	18,652	11,978	15,028	7,997
Equity/ limited partnership unit consideration	(5,352)	(5,464)	(4,936)	(2,703)

Net cash consideration	$13,300	$6,514	$10,092	$5,294

ELRM Transaction

In connection with the ELRM Transaction, we acquired the Property Management Business of the Elco Parties on March 14, 2013. Results of operations for the Property Management Business are reflected in our consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 for the period from March 14, 2013 to March 31, 2013. For the period from March 14, 2013 through March 31, 2013, we recognized $124,000 in revenues and $84,000 in net loss, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expenses.

The purchase price allocation for the ELRM Transaction is subject to certain adjustments for the value of consideration paid and will be finalized within the permitted measurement period. Our preliminary purchase price allocation, as of March 14, 2013, related to the ELRM Transaction is as follows (in thousands):

Property Management Business
Assets:
Furniture, fixtures and equipment	81
Other assets, net	150
Identified intangible assets, net (a)	24,350
Goodwill (b)	6,791

Total purchase price	31,372
Accounts payable and accrued liabilities	(196)
Unsecured note payable to affiliate	(10,000)
Limited partnership units	(9,839)
Acquisition earn-out contingencies	(6,095)
Deferred tax liability	(5,242)

Cash paid	$0

(a)	Included in identified intangible assets, net on the condensed consolidated balance sheets, as of March 31, 2013.
(b)	Included as goodwill on the condensed consolidated balance sheets, as of March 31, 2013. Our annual impairment test date will be December 31, 2013. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.

Assuming the ELRM Transaction and the acquisitions of the eight properties discussed above had occurred on January 1, 2012, for the three months ended March 31, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands):

	Three Months Ended March 31, 2013
	Property Acquisitions	ELRM Transaction	Total
Revenues	$4,260	$2,610	$6,870
Net loss	$(594)	$(744)	$(1,338)
Net loss attributable to controlling interest	$(311)	$(390)	$(701)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.01)	$(0.02)	$(0.03)

Assuming the ELRM Transaction and the property acquisitions discussed above had occurred on January 1, 2012, for the three months ended March 31, 2012, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands):

	Three Months Ended March 31, 2012
	Property Acquisitions	ELRM Transaction	Total
Revenues	$4,041	$2,440	$6,481
Net loss	$(1,472)	$(420)	$(1,892)
Net loss attributable to controlling interest	$(771)	$(220)	$(991)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.04)	$(0.0 1)	$(0.05)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16. Subsequent Events

Acquisitions

Acquisition of Reserve at River Walk Apartments

On April 30, 2013, we acquired 100% of the membership interests in Riverview Partners SC, LLC, which owns as its sole asset Reserve at River Walk, or the River Walk Property. The purchase price for the acquisition was approximately $15.3 million (subject to prorations and adjustments), and includes 547,283 limited partnership units in our operating partnership with an aggregate consideration of approximately $4.5 million and new first mortgage indebtedness of $10.8 million. The River Walk Property is an apartment community located in Columbia, SC and contains 220 units.

Acquisition of Victoria Park Apartments

On April 30, 2013, we acquired 100% of the membership interests in Hampton Ridge Partners, LLC, which owns as its sole asset Victoria Park, or the Victoria Park Property. The purchase price for the acquisition was approximately $20.5 million (subject to prorations and adjustments), including cash held by a qualified intermediary from a 1031 exchange and new first mortgage indebtedness of $14.4 million. The Victoria Park Property is an apartment community located in Charlotte, NC and contains 380 units.

Draws on Credit Facility

The new indebtedness obtained by our operating partnership in connection with the acquisition of the River Walk Property and the Victoria Park Property consists of approximately $25.2 million drawn on our Credit Facility. Each of Riverview Partners SC, LLC and Hampton Ridge Partners, LLC joined the Credit Facility as subsidiary guarantors and pledged the properties listed above as collateral security for the Credit Facility. As of April 30, 2013, the amount outstanding under the Credit Facility was $114.2 million.

Declaration of Distributions

On April 15, 2013, our board of directors authorized monthly distributions to our stockholders of record as of the close of business on April 30, 2013, May 31, 2013 and June 30, 2013. Each such authorized distribution will be equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share and 3.68% based upon a purchase price of $8.15 per share value. The April 2013 distribution was paid in May 2013 from legally available funds. The May 2013 and June 2013 distributions will be paid in June 2013 and July 2013, respectively, from legally available funds.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Landmark Apartment Trust of America, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of March 31, 2013, and the related condensed consolidated statements of comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2013 and 2012, and the condensed consolidated statement of equity for the three months ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of December 31, 2012, and the related consolidated statements of comprehensive loss, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 20, 2013. In our opinion, the accompanying condensed consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

May 15, 2013

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

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2013 and December 31, 2012, together with our results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the effect of the Recapitalization Transaction on our business and prospects; our ability to close the acquisition of the Andros property (as defined below); the availability of financing; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of sources of capital. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005 and initially capitalized on January 10, 2006. We conduct substantially all of our operations through Landmark Apartment Trust of America Holdings, LP, our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select metropolitan areas in the Southern United States. We may also acquire and have acquired other real-estate related investments. We focus primarily on investments that produce current income. We are self-administered and self-managed, in that we provide our own investment, administrative and management services internally through our own employees. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to be taxed as a REIT.

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

On August 3, 2012, we and the operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units, in exchange for aggregate consideration valued at approximately $480.9 million (subject to customary proration), including (i) approximately $185.2 million (subject to adjustment based on customary prorations and principal amortization) generally comprised of common units of limited partnership interests in the operating partnership, valued at $8.15 per unit; (ii) approximately $17.3 million in cash; and (iii) the assumption by us and the operating partnership of approximately $278.4 million of in-place mortgage indebtedness encumbering the Contributed Properties (based on principal amounts outstanding as of June 30, 2012). The acquisition of one of the Contributed Properties, known as Andros Isles Apartments, or the Andros property, is subject to certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period. Eighteen of the multifamily apartment communities and the parcel of submerged land were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to as the ELRM Parties). The three remaining Contributed Properties were controlled or managed by DeBartolo Development, LLC and its affiliates in connection with the Recapitalization Transaction. On August 3, 2012, we issued and sold 4,000,000 shares of newly created Series A Cumulative Non-Convertible Redeemable Preferred Stock, or the Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $40.0 million, and 1,000,000 shares of newly created Series B Cumulative Non-Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million. On February 28, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million.

In connection with the Recapitalization Transaction, we paid the Former Advisor an acquisition fee of $4.0 million, an acquisition fee of $2.0 million to Joseph G. Lubeck, the president and chief executive officer of the ELRM Parties, and an acquisition fee of $2.0 million to EL. As a result of the Recapitalization Transaction, Mr. Lubeck became the executive chairman of our company. As of March 31, 2013, we had completed the acquisition of 20 of the Contributed Properties and one parcel of submerged land.

On March 7, 2013, we and our operating partnership, as the borrower, entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130.0 million, or the Credit Facility. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50.0 million. We will use proceeds from the Credit Facility for general corporate purposes, including to refinance existing debt on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. As of March 31, 2013, nine of our properties were pledged as collateral under the Credit Agreement, and we had drawn $89.0 million under the Credit Facility at a current annual interest rate of 2.95%, which represents the London Interbank Offered Rate, based on a one month interest period plus a base rate. The amount available will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility.

On March 13, 2013, we and the operating partnership entered into an asset purchase and contribution agreement (the agreements and the transactions thereunder collectively referred to as the ELRM Transaction) with ELRM, EL and Elco Landmark Residential Holdings II LLC, which is affiliated with the ELRM Parties, (referred to herein as Holdings II, and collectively with the ELRM Parties, the Elco Parties), and consummated the transactions contemplated thereby on March 14, 2013, pursuant to which the Elco Parties partially sold and partially contributed to the operating partnership their property management business, and the rights to earn property management fees and back-end participation, for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership. The aggregate consideration that the Elco Parties will receive in connection with the ELRM Transaction will be up to $26.2 million (subject to certain adjustments and clawbacks), and consists of restricted units of limited partnership interests in the operating partnership, valued at $8.15 per unit and having an aggregate value of $16.2 million, and $10.0 million payable under a promissory note.

During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, the operating partnership will also purchase 300,000 Class A Units, in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances). Additionally, Holdings II will have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of the Elco Parties.

The Elco Parties are affiliated with Joseph Lubeck, our executive chairman of the board and one of our directors, and Michael Salkind, one of our directors. As a result of the ELRM Transaction, we now perform certain functions, including the property management functions previously provided to us by ELRM and Holdings II. Also, effective as of the closing of the ELRM Transaction, we are no longer required to pay management support service fees to ELRM or Holdings II. As part of the ELRM Transaction, we hired approximately 450 employees of ELRM and Holdings II.

As of March 31, 2013, we owned a total of 38 properties and one parcel of submerged land with an aggregate of 10,509 apartment units, which had an aggregate purchase price of $891.2 million. We also managed three properties with an aggregate of 826 units owned by unaffiliated third parties and leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. In connection with the ELRM Transaction, we also began serving as the third-party manager for another 45 properties. The table below shows the composition of the properties we owned, leased or managed as of March 31, 2013.

State	Number of Properties	Number of Units
Texas	17	4,277
North Carolina	4	955
Virginia	2	394
Georgia	5	1,544
Florida	8	1,999
South Carolina	1	260
Alabama	1	1,080

Total Owned Properties	38	10,509
Total Leased Properties	3	826
Total Managed Properties	45	15,743

For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments—Operating Properties, Net and Note 15, Business Combinations—Property Acquisitions.

Critical Accounting Policies

The complete listing of our critical accounting policies was previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 20, 2013, and there have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 20, 2013.

Acquisitions

For information regarding our acquisitions, see Note 3, Recapitalization Transaction, Note 4, Real Estate Investments – Operating Properties, Net and Note 15, Business Combinations to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those Risk Factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 20, 2013.

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

Results of Continuing Operations

Our continuing operating results are primarily comprised of income derived from our portfolio of apartment communities and our income derived by ATA Property Management, LLC, or our Property Manager, in connection with management services performed for properties owned by unaffiliated third parties.

Except where otherwise noted, the change in our results of continuing operations is primarily due to changes in properties owned and properties managed during the year ended March 31, 2013 compared to March 31, 2012. We owned 38 properties as of March 31, 2013, compared to 15 properties as of March 31, 2012. We also sold one property on March 27, 2013, which is reflected in discontinued operations in our condensed consolidated statements of operations as of March 31, 2013 and 2012. In addition, the property management contracts of our Property Manager for 33 properties owned by unaffiliated third parties were terminated on December 29, 2012, which resulted in a decrease in management fee income during the three months ended March 31, 2013. As of March 14, 2013, our Property Manager acquired 45 new property management contracts for properties owned by unaffiliated third parties in connection with the ELRM Transaction. On March 28, 2013, we acquired one of the properties leased by our wholly-owned subsidiary, NNN/MR Holdings, which did not result in an increase of rental income and other property revenues, and did not result in a significant decrease in property lease expense for the three months ended March 31, 2013.

Revenues

For the three months ended March 31, 2013 and 2012, revenues were $26.6 million and $15.6 million, respectively. For the three months ended March 31, 2013, revenues were comprised of rental income of $22.7 million, other property revenues of $3.0 million, management fee income of $242,000, and reimbursed income of $674,000. For the three months ended March 31, 2012, revenues were comprised of rental income of $10.9 million, other property revenues of $1.4 million, management fee income of $706,000, and reimbursed income of $2.6 million. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion. The increase in revenues for the three months ended March 31, 2013 was primarily attributed to the increase in the number of properties we owned, as discussed above. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations.

The aggregate occupancy for our properties was 94.8% as of March 31, 2013, as compared to 94.7% as of March 31, 2012. The aggregate occupancy of our three leased properties owned by unaffiliated third parties was 92.1% as of March 31, 2013, as compared to four leased properties with 92.3% as of March 31, 2012. As occupancy continues to stabilize throughout our properties, we have achieved revenue growth through increasing rental rates on existing and new residents. The average rental revenue rate for our properties was $810 for the three months ended March 31, 2013, as compared to $871 for the three months ended March 31, 2012. The average rental revenue rate for our three leased properties was $683 for the three months ended March 31, 2013, as compared to four leased properties with an average of $667 for the three months ended March 31, 2012. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term.

Rental Expenses

For the three months ended March 31, 2013 and 2012, rental expenses were $11.4 million and $5.4 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2013	2012
Administration	$3,847	$1,817
Real estate taxes	3,195	1,708
Utilities	2,341	942
Repairs and maintenance	1,339	615
Insurance	686	319

Total rental expenses	$11,408	$5,401

The increase in rental expenses of $6.0 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to the acquisition of 20 of the Contributed Properties and the acquisition of four additional apartment communities.

For the three months ended March 31, 2013 and 2012, rental expenses as a percentage of rental income and other property revenues were 44.4% and 44.0%, respectively.

Property Lease Expense

For the three months ended March 31, 2013 and 2012, property lease expense was $979,000 and $1.1 million, respectively. Our property lease expense is due to our leased multi-family apartment properties owned by unaffiliated third parties. As the master tenants of the leased multi-family apartment properties, we pay property lease expense monthly to the master landlord. We became the master tenants on June 17, 2011. As of March 31, 2013 and March 31, 2012, we managed three and four leased multi-family apartment properties, respectively. On March 28, 2013, we acquired one of the leased multi-family properties, which did not result in a significant decrease in property lease expense for the period.

Reimbursed Expense

For the three months ended March 31, 2013 and 2012, reimbursed expense was $674,000 and $2.6 million, respectively. Our Property Manager served as a property manager for 33 multi-family apartment communities owned by unaffiliated third parties as of March 31, 2012. On December 29, 2012, the 33 property contracts for such properties were terminated, which resulted in a decrease in reimbursed expense for the three months ended March 31, 2013. On March 14, 2013, in connection with the ELRM Transaction, our Property Manager began serving as a property manager for 45 multi-family apartment communities owned by unaffiliated third parties. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third parties for the management of such properties and recorded as reimbursed income.

General and Administrative Expense

For the three months ended March 31, 2013 and 2012, general and administrative expense was $2.8 million and $2.7 million, respectively. General and administrative expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2013	2012
Professional and legal fees	$1,130	$1,149
Salaries and benefits expense (a)	862	636
Directors’ and officers’ insurance premiums	22	64
Directors’ fees	61	59
Investor-related services	114	112
Office rent expense (b)	33	198
Asset management fee(c)	—	283
Management support services fee (d)	418	—
Other	128	200

Total general and administrative expense	$2,768	$2,701

The increase in general and administrative expense of $67,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was due to the following:

(a) Salaries and benefits expense

For the three months ended March 31, 2013, salaries and benefits increased by $226,000, as compared to the three months ended March 31, 2012. The increase in salaries and benefits expense during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was due to an increase in executive management salaries subsequent to the Recapitalization Transaction, which was offset by reductions in asset management fees.

(b) Office rent expense

For the three months ended March 31, 2013, we incurred office rent expense of $33,000, as compared to $198,000 incurred for the three months ended March 31, 2012. The decrease in office rent expense was primarily due to the termination of our Oakton, VA office lease on October 31, 2012. On March 14, 2013, in connection with the ELRM Transaction, we assumed the leases for two office properties.

(c) Asset management fee

The decrease of $283,000 in asset management fees for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is due to the termination of the advisory agreement with our Former Advisor on August 3, 2012. We had no asset management fees incurred to our Former Advisor as of March 31, 2013, compared to a full three months of asset management fees expense as of March 31, 2012.

(d) Management support services fee

The management support services fee is due to certain operational support services and accounting services provided by ELRM to our company until March 14, 2013. See Note 11, Related Party Transactions — ELRM and Management Support Services Agreement, for a further discussion.

Acquisition-Related Expenses

For the three months ended March 31, 2013 and 2012, we incurred acquisition-related expenses of $1.0 million and $529,000, respectively. For the three months ended March 31, 2013, we incurred acquisition-related expenses associated with the acquisition of five Contributed Properties, three additional properties and the ELRM Transaction. For the three months ended March 31, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction.

Depreciation and Amortization

For the three months ended March 31, 2013 and 2012, depreciation and amortization was $11.2 million and $3.0 million, respectively. The increase in depreciation and amortization of $8.2 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to the addition of the new properties resulting from 24 acquisitions, including 20 of the Contributed Properties.

Interest Expense

For the three months ended March 31, 2013 and 2012, interest expense was $7.5 million and $2.9 million, respectively. Interest expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense on mortgage loan payables	$5,547	$2,749
Amortization of deferred financing fees — mortgage loan payables	595	57
Amortization of debt (premium)/discount	(537)	34
Interest expense on unsecured note payable to affiliate	15	—
Interest expense on unsecured note payable	4	26
Interest expense on variable rate secured credit facility	73	—
Interest expense on effective cash flow hedge	208	—
Fair value of cap rate agreement adjustment	27	—
Interest expense on preferred stock	1,307	—
Accretion expense on stapled warrants	227	—

Total interest expense	$7,466	$2,866

Disposition Right Income

On March 28, 2013, we purchased the Mission Mallard Creek property. Prior to our purchase, the Mission Mallard Creek property was owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings. Pursuant to each master lease or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings was entitled to a disposition fee in the event that any of the leased multifamily properties were sold. The disposition fee is 5% of the purchase price of $18.8 million, or $938,000. When NNN/MR Holdings became our wholly-owned subsidiary in the second quarter of 2011, we recognized a disposition fee right intangible of $377,000 related to the master tenant of the Mission Mallard Creek property. The excess of the disposition fee over the recorded disposition fee right intangible was $560,000 as of the three months ended March 31, 2013.

Loss on Debt Extinguishment

As of March 31, 2013, we had borrowed approximately $89.0 million under the Credit Facility. These proceeds were used, in part, to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties that totaled $684,000 during the first quarter of 2013. Accordingly, for the three months ended March 31, 2013 and 2012, loss on debt extinguishment was $684,000 and $0, respectively.

Income Tax Benefit

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to the deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $2.9 million was recognized for the three months ended March 31, 2013, which includes a reversal of the prior valuation allowance of $2.7 million.

Discontinued Operations

For the three months ended March 31, 2013 and 2012, we recognized income/(loss) from discontinued operations of $6.7 million and $(12,000), respectively. The increase in income from discontinued operations was due to the net gain on the sale of one property with 350 apartment units.

Liquidity and Capital Resources

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness, and distributions to our stockholders. We estimate that we will require approximately $18.4 million to pay interest and $20.3 million to pay principal on our outstanding indebtedness in the remaining nine months of 2013, based on rates in effect as of March 31, 2013. In addition, we have a mortgage loan of $16.6 million with an initial maturity date of April 9, 2013, which was subsequently extended to April 9, 2014.

We are required by the terms of the applicable mortgage loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of March 31, 2013, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments. We also are responsible for funding up to $24,000 in capital to the three master tenant subsidiaries of NNN/MR Holdings as of March 31, 2013.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

In connection with our property acquisitions, we generally prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

In connection with the Recapitalization Transaction, on August 3, 2012, we issued and sold 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. Each holder of the Series A and Series B Preferred Stock is entitled to redeem their shares after two years (we have the option to extend the term for up to 36 months) for $10.00 per share plus the sum of 1% of the liquidation preference and any accrued and unpaid distributions. Further, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or redeeming or otherwise acquiring shares of our common stock, in either case, unless full cumulative distributions on the Series A and Series B Preferred Stock have been declared and either paid or set aside for payment in full for all past distribution periods.

On February 21, 2013, we issued and sold another 1,000,000 shares of Series A Preferred Stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $10.0 million with similar preferences as above.

As of March 31, 2013, nine of our properties were pledged as collateral under the Credit Agreement and we had drawn $89.0 million under the Credit Facility at a current annual interest rate of 2.95%, which represents the London Interbank Offered Rate, based on a one month interest period plus a base rate. The amount available under the Credit Facility will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility.

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

We estimate that we will require approximately $3.4 million in expenditures for capital improvements for the remaining nine months of 2013. As of March 31, 2013, we had $2.2 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2013 were $3.4 million compared to cash flows provided by operating activities of $1.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, cash flows provided by operating activities primarily related to the operations of our 38 properties owned as of such period. For the three months ended March 31, 2012, cash flows provided by operating activities primarily related to the operations of our 15 properties owned as of such period. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows used in investing activities for the three months ended March 31, 2013 were $70.4 million compared to cash flows provided by investing activities of $2,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, cash flows used in investing activities related to the acquisition of real estate operating properties of $82.1 million, capital expenditures of $1.6 million, and the change in restricted cash for capital replacement reserves of $224,000. This was offset by proceeds from the sale of an operating property of $13.3 million and change in real estate and escrow deposits of $270,000. For the three months ended March 31, 2012, cash flows provided by investing activities related to cash received from property termination fees of $173,000 and the change in restricted cash for capital replacement reserves offset by payments for capital expenditures. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase additional properties, in which case cash flows used in investing activities would likely increase.

Cash flows provided by financing activities for the three months ended March 31, 2013 were $82.7 million compared to cash flows used in financing activities of $1.2 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of preferred stock of $10.0 million, borrowings on mortgage loan payables of $38.5 million and borrowings on the Credit Facility of $89.0 million. This was offset by the $49.9 million of payments on our mortgage loan payables, payments for deferred financing costs of $3.4 million and distributions made to our stockholders in the amount of $1.1 million. For the three months ended March 31, 2012, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $228,000 and distributions made to our stockholders in the amount of $1.0 million. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

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

For the three months ended March 31, 2013, we paid aggregate distributions of $1.6 million ($464,000 of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cash flows provided by operating activities of $3.1 million. From our inception through March 31, 2013, we paid cumulative distributions of $47.4 million ($19.0 million of which was reinvested in shares of our common stock pursuant to the DRIP and the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $12.5 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the three months ended March 31, 2013, we paid aggregate distributions of $467,000 to holders of limited partnership units in our operating partnership. As of March 31, 2013, we accumulated aggregate distributions of $2.0 million, which represented distributions for the months ended December 2012 through March 2013. We paid such accumulated distributions on April 12, 2013. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

LTIP Units

The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the three months ended March 31, 2013, we paid aggregate distributions of $27,000 to holders of our LTIP Units.

Preferred Stock

Holders of shares of our Series A Preferred Stock and our Series B Preferred Stock are entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. Distributions accrue at month-end and are payable monthly in arrears.

For the three months ended March 31, 2013, we paid aggregate distributions on the preferred stock of $2.6 million. The aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock as of March 31, 2013, were approximately $487,500 (approximately $406,250 in accrued distributions for the Series A Preferred Stock and approximately $81,250 in accrued distributions for the Series B Preferred Stock).

The Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Sources of Distributions

For the three months ended March 31, 2013, we paid aggregate distributions of $1.6 million, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $2.6 million while our modified funds from operations, or MFFO, as of March 31, 2013 was $3.0 million; therefore our management believes our distribution policy is sustainable over time. For the three months ended March 31, 2012, we paid distributions of $1.5 million, which were paid 100% from cash flows provided by operating activities. Our FFO was $769,000 and MFFO was $2.2 million as of March 31, 2012. From our inception through March 31, 2013, we paid cumulative distributions of $47.4 million. We paid $21.8 million of our cumulative aggregate distributions, or 46.0%, from cash flows provided by operating activities, and $25.6 million, or 54.0%, from proceeds from our public offerings. The payment of distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net loss, see Funds from Operations and Modified Funds from Operations below.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of March 31, 2013, our aggregate borrowings were 63.7% of all of the combined fair market value of all of our real estate and real estate-related investments.

Our charter precludes us from borrowing in excess of 300.0% of our net assets, unless approved by a majority of our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt or other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of May 15, 2013 and March 31, 2013, our leverage did not exceed 300.0% of our net assets.

Inflation

Our leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

Mortgage Loan Payables, Net, Secured Note Payable, Unsecured Note Payable and Variable Rate Secured Credit Facility

For a discussion of our mortgage loan payables, net, our secured note payable, our unsecured note payable and the variable rate secured credit facility, see Note 8, Debt, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of March 31, 2013, we had 30 mortgage loan payables outstanding in the aggregate principal amount of $468.4 million ($477.5 million, net of premium). As of March 31, 2013, we had $10.0 million outstanding under our unsecured note payable to affiliate, $500,000 outstanding under our unsecured note payable and $89.0 million outstanding under our Credit Facility.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of March 31, 2013, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of March 31, 2013 (dollars in thousands):

	Payments Due by Period
	Less than 1 Year (2013)		2-3 Years (2013-2015)	4-5 Years (2015-2017)	More than 5 Years (After 2017)	Total
Principal payments — fixed rate debt	$3,242		$77,402	$116,877	$177,815	$375,336
Interest payments — fixed rate debt	14,546		34,957	24,452	14,121	88,076
Principal payments — variable rate debt	17,076	(1)	131,578	9,365	34,571	192,590
Interest payments — variable rate debt (based on rates in effect as of March 31, 2013)	3,824		7,556	1,948	4,254	17,582

Total	$38,688		$251,493	$152,642	$230,761	$673,584

(1)	Included in this amount is a mortgage loan of $16.6 million with an initial maturity date of April 9, 2013, which was subsequently extended to April 9, 2014.

Funds from Operations and Modified Funds From Operations

FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets, and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest expenses. During the three months ended March 31, 2013, we also chose to exclude from the calculation of FFO a one-time taxable benefit of $2.9 million from a subsidiary.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three months ended March 31, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended March 31,
	2013	2012
Net income/loss attributable to common stockholders	$324	$(2,550)
Add:
Redeemable non-controlling interest	295	—
Depreciation and amortization, including discontinued operations	11,545	3,319
Net gain on the sale of depreciable property in discontinued operations	(6,620)	—
Income tax benefit	(2,913)	—

FFO	$2,631	$769

Add:
Acquisition-related expenses	$1,008	$529
Litigation expenses related to DST properties	64	930
Amortization of debt (premium)/discount	(537)	34
Amortization of above market lease	(135)	(22)

MFFO	$3,031	$2,240

Weighted average common shares and limited partnership units outstanding — basic	40,175,492	19,974,467

Weighted average common shares, limited partnership units and common stock equivalents outstanding — diluted	40,541,612	19,974,467

Net income (loss) per common share attributable to common stockholders	0.02	(0.13)

FFO per common share and limited partnership units — basic	$0.07	$0.04

FFO per common share, limited partnership units, and common stock equivalents — diluted	$0.06	$0.04

MFFO per common share and limited partnership units — basic	$0.08	$0.11

MFFO per common share, limited partnership units, and common stock equivalents — diluted	$0.07	$0.11

The following table is our reconciliation of FFO and MFFO share information to weighted average common shares outstanding, basic and diluted, reflected on the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Weighted average number of common shares and limited partnership units outstanding basic	40,175,492	19,947,467
Weighted average number of limited partnership units outstanding	(19,140,543)	—

Weighted average number of common shares outstanding — basic per the condensed consolidated statements of comprehensive income (loss)	21,034,949	19,947,467

Weighted average number of common shares, limited partnership units, and common stock equivalents outstanding — diluted	40,541,612	19,947,467
Weighted average number of limited partnership units outstanding	(19,140,543)	—
Weighted average incremental shares from assumed conversion of LTIP Units	(366,120)	—

Weighted average number of common shares outstanding — diluted per the condensed consolidated statements of comprehensive income (loss)	21,034,949	19,947,467

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income/(loss) attributable to common stockholders	$324	$(2,550)
Add:
General and administrative expense	2,768	2,701
Acquisition-related expenses	1,008	529
Depreciation and amortization, including discontinued operations	11,545	3,319
Interest expense, including discontinued operations	7,622	3,083
Non-controlling interest	295	—
Less:
Income tax benefit	(2,913)	—
Net gain on the sale of depreciable property in discontinued operations	(6,620)	—

Net operating income	$14,029	$7,082

Material Related Party Arrangements

See Note 11, Related Party Transactions, to the consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for a discussion of the terms of our material related party arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the information regarding market risk, or to the methods we use to manage market risk, previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 20, 2013.

The table below presents, as of March 31, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options (amounts in thousands).

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$3,242	$17,981	$59,421	$17,093	$99,784	$177,815	$375,336	$403,564
Weighted average interest rate on maturing debt	5.11%	5.06%	5.63%	5.52%	5.40%	4.80%	5.14%	—%
Variable rate debt — principal payments	$17,076 (1)	$856	$130,722	$8,569	$796	$34,571	$192,590	$192,553
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2013)	4.71%	3.29%	2.94%	3.15%	2.56%	2.57%	3.09%	—%

(1)	Included in this amount is a mortgage loan of $16.6 million with an initial maturity date of April 9, 2013, which was subsequently extended to April 9, 2014.

Mortgage loan payables were $468.4 million ($477.5 million, net of premium) as of March 31, 2013. As of March 31, 2013, we had 24 fixed and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.76% per annum. As of March 31, 2013, we had $365.3 million ($374.5 million, net of premium) of fixed rate debt, or 78% of mortgage loan payables, at a weighted average interest rate of 5.20% per annum, and $103.1 million of variable rate debt, or 22% of mortgage loan payables, at a weighted average effective interest rate of 3.20% per annum

As of March 31, 2013, we had an unsecured note payable to affiliate outstanding in the principal amount of $10.0 million, with an interest rate of 3.00% and a maturity date on the earliest of March 14, 2019 or the date of our company’s initial public offering on a national securities exchange.

As of March 31, 2013, we had $89.0 million outstanding under our Credit Facility, with an effective interest rate of 2.95% and a maturity date of March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Certain mortgage loans payable, net were refinanced with the Credit Facility and were subject to prepayment penalties that resulted in charges to earnings of $366,000, which were recorded in loss on debt extinguishment in the condensed consolidated statements of comprehensive income (loss) during the three months ended March 31, 2013.

As of March 31, 2013, we had an unsecured note payable of $500,000 outstanding with an interest rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68% and a maturity date of September 19, 2015.

An increase in the variable interest rate on our six variable interest rate mortgages constitutes a market risk. As of March 31, 2013, a 0.50% increase in the London Interbank Offered Rate would have increased our overall annual interest expense by $515,000, or 1.73%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective.

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

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 20, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the ELRM Transaction, on March 14, 2013, we issued 60,000 restricted LTIP Units to each of James Miller and Elizabeth Truong. The LTIP Units represent interests in the operating partnership that are structured as a profits interest in the operating partnership. Under the terms of the LTIP Units, our operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of the LTIP Units to equalize the capital transaction of such holders with the capital accounts of holders of common units. Upon equalization of the capital accounts of the holders of LTIP Units with the holders of limited partnership units, the LTIP Units will achieve full parity with the limited partnership units for all purposes. If such parity is reached, vested LTIP Units may be converted into an equal number of common units at any time, and thereafter enjoy all the rights of common units, including the right to exchange such units for shares of our common stock.

In connection with our acquisition of the Mission Mallard Creek property, on March 28, 2013, we issued 415,449 limited partnership units to The Edward Van Wyckhouse Trust for an aggregate value of approximately $3.4 million.

The securities discussed in this section were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Section 4(2) of the act.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

May 15, 2013	By:	/s/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

May 15, 2013	By:	/s/ JAMES G. MILLER
Date		James G. Miller
Chief Financial Officer
(principal financial officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of NNN Apartment REIT, Inc. dated July 18, 2006 (included as Exhibit 3.1 to our Form 10-Q filed November 9, 2006 and incorporated herein by reference)

3.2	Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. dated December 7, 2007 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2007 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc., dated June 22, 2010 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference)

3.4	Third Articles of Amendment to the Articles of Amendment and Restatement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed January 5, 2011, and incorporated herein by reference)

3.5	Fourth Articles of Amendment to the Articles of Amendment and Restatement of Apartment Trust of America, Inc. dated August 6, 2012 (included as Exhibit 3.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.6	Articles Supplementary of Apartment Trust of America, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2012, and incorporated herein by reference)

3.7	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series A Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.8	Articles Supplementary of Apartment Trust of America, Inc. dated August 2, 2012, designating the 9.75% Series B Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.2 to our Current Report on Form 8-K field on August 8, 2012, and incorporated herein by reference)

3.9	Articles Supplementary of Landmark Apartment Trust of America, Inc. dated February 25, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

3.10	Amended and Restated Bylaws of Apartment Trust of America (included as Exhibit 3.4 of our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.11	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.12	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.13	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.14	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

4.8	Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

4.9	Registration Rights Agreement (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as of February 27, 2013, by and among Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

10.2	Credit Agreement, dated as of March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP, Landmark Apartment Trust of America, Inc., certain subsidiaries of Landmark Apartment Trust of America Holdings, LP, Bank of America, N.A., Citibank, N.A., Merrill Lynch Pierce Fenner & Smith Incorporated and Citigroup Global Markets, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013, and incorporated herein by reference)

10.3	Note, dated March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP and Citibank, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2013, and incorporated herein by reference)

10.4	Note, dated March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP and Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2013, and incorporated herein by reference)

10.5	Asset Purchase and Contribution Agreement, dated March 13, 2103, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.6	Restricted Limited Partnership Units Agreement, dated March 14, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.7	Restricted Limited Partnership Units Agreement, dated March 14, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP and Elco Landmark Residential Management LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.8	Restricted Limited Partnership Units Agreement, dated March 14, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP and Elco Landmark Residential Holdings LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.9	Subordinated Promissory Note, dated March 14, 2013, by and among Landmark Apartment Trust of America Holdings, LP and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.10	Form of Long Term Incentive Plan Unit Vesting Agreement (under the Landmark Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan) (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.11	Employment Agreement with James Miller, dated July 1, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 11, 2013, and incorporated herein by reference)

10.12	Amendment to Employment Agreement with James Miller, dated February 25, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 11, 2013, and incorporated herein by reference)

10.13	Employment Agreement with Elizabeth Truong, dated July 1, 2012 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on April 11, 2013, and incorporated herein by reference)

10.14	Amendment to Employment Agreement with Elizabeth Truong, dated February 25, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on April 11, 2013, and incorporated herein by reference)

10.16*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Preston Wood), dated April 12, 2013

10.17*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Barton Creek), dated April 12, 2013

10.18*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Brentwood), dated April 12, 2013

10.19*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Battleground Park), dated April 12, 2013

10.20*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Courtyard Villas), dated April 12, 2013

10.21*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Gleneagles), dated April 12, 2013

10.22*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Tanglewood), dated April 12, 2013

10.23*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Park Green), dated April 12, 2013

10.24*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Briley Parkway), dated April 12, 2013

10.25*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Bellevue Ridge), dated April 12, 2013

15.0*	Acknowledgement letter of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.