Form 10-Q
period 2013-06-30
Landmark Apartment Trust of America, Inc.
filed 2013-08-14
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, there were 23,879,782 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

(In thousands, except for share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$915,877	$725,568
Cash and cash equivalents	3,885	2,447
Accounts receivable	1,401	1,879
Other receivables due from affiliates	5,537	1,613
Restricted cash	13,792	9,889
Goodwill	7,430	—
Real estate and escrow deposits	11,705	529
Identified intangible assets, net	28,678	7,548
Other assets, net	15,485	5,543

Total assets	$1,003,790	$755,016

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$516,619	$479,494
Unsecured notes payable to affiliate	10,270	—
Unsecured note payable	500	500
Credit facility	114,262	—
Series A cumulative non-convertible redeemable preferred stock	—	38,204
Series B cumulative non-convertible redeemable preferred stock	—	9,551
Series D cumulative non-convertible redeemable preferred stock with derivative	98,583	—
Accounts payable and accrued liabilities	18,871	16,054
Other payables due to affiliates	6,349	183
Acquisition contingent consideration	5,807	—
Security deposits, prepaid rent and other liabilities	6,840	5,970

Total liabilities	778,101	549,956
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 21,786,558 and 20,655,646 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	218	207
Additional paid-in capital	195,895	186,546
Accumulated other comprehensive loss, net	—	(260)
Accumulated deficit	(137,899)	(125,572)

Total stockholders’ equity	58,214	60,921
Redeemable non-controlling interests in operating partnership	167,475	144,139

Total equity	225,689	205,060

Total liabilities and equity	$1,003,790	$755,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$26,435	$10,998	$49,135	$21,920
Other property revenues	3,543	1,519	6,564	2,886
Management fee income	1,351	728	1,593	1,434
Reimbursed income	4,003	2,534	4,677	5,176

Total revenues	35,332	15,779	61,969	31,416
Expenses:
Rental expenses	13,948	5,377	25,356	10,778
Property lease expense	574	1,054	1,553	2,129
Reimbursed expense	4,003	2,534	4,677	5,176
General, administrative and other expense	3,754	2,596	6,522	5,297
Acquisition-related expenses	1,632	1,080	2,640	1,609
Depreciation and amortization	12,577	2,968	23,758	5,929

Total expenses	36,488	15,609	64,506	30,918
Other income/(expense):
Interest expense, net	(8,744)	(2,864)	(16,210)	(5,730)
Disposition right income	671	—	1,231	—
Loss on debt and preferred stock extinguishment	(9,536)	—	(10,220)	—

Loss from continuing operations before income tax	(18,765)	(2,694)	(27,736)	(5,232)
Income tax benefit	294	—	3,207	—

Loss from continuing operations	(18,471)	(2,694)	(24,529)	(5,232)
Income from discontinued operations	—	28	6,677	16

Net loss	(18,471)	(2,666)	(17,852)	(5,216)
Less: Net loss attributable to redeemable non-controlling interests in operating partnership	9,137	—	8,842	—

Net loss attributable to common stockholders	$(9,334)	$(2,666)	$(9,010)	$(5,216)

Other comprehensive income/(loss):
Change in cash flow hedges attributable to redeemable non-controlling interest in operating partnership	—	—	(50)	—
Change in cash flow hedges	—	—	310	—

Comprehensive loss attributable to common stockholders	$(9,334)	$(2,666)	$(8,750)	$(5,216)

Earnings per weighted average common share — basic and diluted:
Loss per share from continuing operations attributable to common stockholders	$(0.43)	$(0.13)	$(0.58)	$(0.26)
Income per share from discontinued operations attributable to common stockholders	$—	$—	$0.16	$—

Net loss per share attributable to common stockholders — basic and diluted	$(0.43)	$(0.13)	$(0.42)	$(0.26)

Weighted average number of common shares outstanding — basic and diluted	21,755,583	20,030,624	21,397,257	20,002,546

Weighted average number of common units held by non-controlling interests — basic and diluted	21,628,550	—	20,278,027	—

Distributions declared per common share	$0.08	$0.08	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2013

(In thousands, except for share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Total Equity
	Number of Shares	Amount
BALANCE — December 31, 2012	20,655,646	$207	$186,546	$(260)	$(125,572)	$60,921	$144,139	$205,060

Change in cash flow hedges				260		260	50	310
Issuance of common stock	1,011,817	10	8,234			8,244		8,244
Issuance of vested and nonvested restricted common stock	5,000	—	8	—	—	8	—	8
Offering costs			(7)			(7)		(7)
Amortization of deferred compensation and LTIP unit compensation			185			185		185
Issuance of common stock under the Amended and Restated DRIP	114,095	1	929			930		930
Distributions					(3,317)	(3,317)	(3,236)	(6,553)
Issuance of limited partnership units for acquisition of properties and ELRM business							35,364	35,364
Net loss attributable to redeemable non-controlling interests in operating partnership							(8,842)	(8,842)
Net loss attributable to common stockholders					(9,010)	(9,010)		(9,010)

BALANCE — June 30, 2013	21,786,558	$218	$195,895	$—	$(137,899)	$58,214	$167,475	$225,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,852)	$(5,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	24,457	6,846
Gain on sale of operating property	(6,620)	—
Disposition right income	(1,231)	—
Loss on debt and preferred stock extinguishment	10,220	—
Deferred income tax benefit	(3,207)	—
Accretion expense related to preferred stock	635	—
Fair value adjustment related to warrant liabilities	(361)	—
Fair value adjustment related to acquisition contingent consideration	479	—
Stock based compensation	193	107
Bad debt expense	252	138
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(8,029)	614
Increase in operating liabilities	7,701	834

Net cash provided by operating activities	6,637	3,323

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(171,027)	—
Proceeds from the sale of operating property, net	13,284	—
Cash received from property management termination fees	—	173
Capital expenditures	(2,636)	(747)
Purchase deposits on real estate acquisitions	(11,176)	—
Change in restricted cash — capital replacement reserves	(2,374)	(61)

Net cash used in investing activities	(173,929)	(635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	79,395	—
Payments on mortgage loan payables	(51,119)	(452)
Borrowings on credit facility	114,262	—
Proceeds from the issuance of redeemable preferred stock	108,583	—
Payment of prepayment penalties and deferred financing costs	(16,530)	(4)
Redemption of preferred stock	(60,000)	—
Payment of offering costs	(7)	(6)
Distributions paid to common stockholders	(2,277)	(2,004)
Distributions paid to holders of LTIP Units	(74)	—
Distributions paid to redeemable non-controlling interests in operating partnership	(3,503)	—

Net cash provided by/(used in) financing activities	168,730	(2,466)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,438	222
CASH AND CASH EQUIVALENTS — Beginning of period	2,447	1,091

CASH AND CASH EQUIVALENTS — End of period	$3,885	$1,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for: an
Interest on mortgage loan payables and credit facility	$12,206	$5,891
Interest on preferred stock	$4,447	$—
State income taxes	$88	$61

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Operating Activities:
Accrued acquisition-related expenses	$775	$660
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions/sale of operating properties and the property management business:
Operating properties	$233,688	$—
Identified intangible assets	$6,744	$—
Other assets	$1,080	$—
Mortgage loan payables assumed with the acquisition of properties, net of premium	$33,915	$—
Accounts payable and accrued liabilities	$2,487	$—
Unsecured notes payable to affiliate	$10,000	$—
Security deposits, prepaid rent and other liabilities	$406	$—
Goodwill	$7,430	$—
Acquisition contingent consideration	$6,724	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the property management business	$35,364	$—
Issuance of common stock for the acquisition of properties	$8,244	$—
Release of mortgage loan payable on the sale of a property	$24,000	$—
Financing Activities:
Issuance of common stock under the Amended and Restated DRIP	$930	$997
Issuance of limited partnership units due to reinvestment of distribution	$91	$—
Distributions declared but not paid on common stock	$545	$501
Distributions declared but not paid on LTIP Units	$16	$—
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$577	$—
Change in other comprehensive loss	$310	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

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

As disclosed previously, on August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in the operating partnership, cash and assumed mortgage indebtedness. As of June 30, 2013, we had completed the acquisition of 21 of the 22 Contributed Properties. Eighteen of the multifamily apartment communities and the parcel of submerged land were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to as the ELRM Parties). The three remaining Contributed Properties were controlled or managed by DeBartolo Development, LLC and its affiliates. The acquisition of the last of the Contributed Properties, known as Andros Isles Apartments, or the Andros property, is subject to the satisfaction of various customary closing conditions and certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period.

On June 28, 2013, our company and the operating partnership entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, a Delaware limited liability company and an affiliate of iStar Financial Inc., and BREDS II Q Landmark LLC, a Delaware limited liability company, or BREDS (BREDS and iStar are collectively referred to herein as the Investors), an aggregate of up to $219.0 million in shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, a new series of our company’s preferred stock. The Series D Preferred Stock accrues interest and pays in arrears monthly, at a rate of 14.47%. See Note 9, Preferred Stock and Warrants to Purchase Common Stock – Series D Preferred Stock, for additional information. On June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS, for cash, 3,286,100 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. We used part of the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our 9.75% Series A Cumulative Non-Convertible Preferred Stock, or the Series A Preferred Stock, and the 9.75% Series B Cumulative Non-Convertible Preferred Stock, or the Series B Preferred Stock, in full, for cash, in the aggregate amount of $56.2 million and $11.2 million, respectively. Included in the proceeds used for redemption are $6.4 million in prepayment penalties, $424,000 of interest and $600,000 in redemption fees. We used the remaining proceeds to acquire and renovate additional multi family properties. In addition, until December 28, 2013, and subject to certain conditions, we can require the Investors to purchase up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $120.4 million. On July 23, 2013, we issued and sold, for cash, to (i) iStar $35.9 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS, $18.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share. On July 31, 2013, we issued and sold, for cash, to (i) iStar $5.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $2.5 million of additional shares of the Series D Preferred Stock, at $10.00 per share. We used proceeds from these additional preferred share issuances to fund the acquisitions of additional properties. See Note16, Subsequent Events – Additional Issuance of Series D Preferred Stock, for more information.

As of June 30, 2013, we owned a total of 42 properties and one parcel of submerged land with an aggregate of 11,683 apartment units, which had an aggregate purchase price of $985.3 million. We also managed two properties with an aggregate of 550 units owned by unaffiliated third parties and leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. As a result of our acquisition of the property management business of EL and certain of its affiliates on March 14, 2013, or the ELRM Transaction, we also serve as the third-party manager for another 48 properties. The table below shows the composition of the properties we owned, leased or managed as of June 30, 2013:

State	Number of Properties	Number of Units
Texas	18	4,575
North Carolina	6	1,611
Virginia	2	394
Georgia	5	1,544
Florida	8	1,999
South Carolina	2	480
Alabama	1	1,080

Total Owned Properties	42	11,683
Total Leased Properties	2	550
Total Managed Properties	48	16,352

For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments—Operating Properties, Net and Note 15, Business Combinations—Property Acquisitions.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of warrant liabilities from the Series A Preferred Stock and the Series B Preferred Stock into security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

Income Taxes

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $294,000 and $3.2 million was recognized for the three and six months ended June 30, 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million. As of June 30, 2013, we have recorded a net deferred tax liability of $2.0 million, which is classified in security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In February 2012, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220) to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes thereto) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other existing disclosures is required in the notes. The amendments, which were adopted by us for the three and six months ended June 30, 2013, do not have any impact on the our consolidated financial position, results of operations, or cash flows. The accompanying condensed consolidated financial statements include the required disclosures in the condensed consolidated statements of comprehensive loss or in the notes thereto for each of the three and six months ended June 30, 2013 and 2012.

3. Recapitalization Transaction

Acquired Contributed Properties

As of June 30, 2013, we had completed the acquisitions of 21 of the 22 Contributed Properties. See Note 4, Real Estate Investments – Operating Properties, Net and Note 15, Business Combinations – Property Acquisitions for more detail.

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

Alternatively, EL may purchase shares of a newly established series of our cumulative redeemable non-convertible preferred stock, at a price of $10.00 per share. If issued and sold, such series of preferred stock will be issued with non-detachable warrants to purchase shares of our common stock with warrant coverage equal to the aggregate purchase price of such shares.

We anticipate completing the acquisition of the Andros property in 2013. However, there is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of the Andros contribution transaction.

4. Real Estate Investments – Operating Properties, Net

The investments in our consolidated operating properties, net consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Land	$138,892	$103,159
Land improvements	77,659	61,242
Building and improvements	752,617	609,241
Furniture, fixtures and equipment	20,757	17,515

	989,925	791,157
Less: accumulated depreciation	(74,048)	(65,589)

	$915,877	$725,568

Depreciation expense for the three months ended June 30, 2013 and 2012 was $7.8 million and $2.9 million, respectively, and for the six months ended June 30, 2013 and 2012, was $14.5 million and $5.8 million, respectively.

During the six months ended June 30, 2013, we completed the acquisition of five of the Contributed Properties and seven additional properties, as set forth below (in thousands, except unit data):

Property Description	Date Acquired	Number of Units	Total Purchase Price per Purchase Agreement
Richmond on the Fairway – Lawrenceville, GA	January 31, 2013	243	$10,500
Landmark at Brighton Colony – Charlotte, NC	February 28, 2013	276	$30,000
Landmark at Greenbrooke Commons – Charlotte, NC	February 28, 2013	279	$34,000
Landmark at Mallard Creek - Charlotte, NC	March 28, 2013	240	$18,750
Montera Point – Arlington, TX	March 29, 2013	200	$12,088
Palisades at Bear Creek – Euless, TX	March 29, 2013	120	$8,050
Crestmont Reserve – Dallas, TX	March 29, 2013	242	$18,800
Kensington Station – Bedford, TX	March 29, 2013	238	$15,150
Reserve at River Walk – Columbia, SC	April 30, 2013	220	$15,255
Victoria Park – Charlotte, NC	April 30, 2013	380	$20,500
Landmark at Barton Creek - Austin, TX	June 28, 2013	298	$37,500
Landmark at Monaco Gardens - Charlotte, NC	June 28, 2013	276	$20,881

5. Real Estate Disposition Activities

During the six months ended June 30, 2013, we sold one property with 350 apartment units for $38.2 million. We received cash proceeds of $13.3 million net of certain prorations and other closing adjustments. In conjunction with the disposition of the property, a mortgage note payable of $24.0 million was released. As of the date of disposal, the property had a net carrying value of $30.8 million.

The operations have been presented as income from discontinued operations in the accompanying condensed consolidated statements of comprehensive loss. The gain on sale from this property is classified in income from discontinued operations on the condensed consolidated statements of comprehensive loss.

Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Rental income	$—	$852	$817	$1,639
Other property revenues	—	114	120	219

	—	966	937	1,858
Rental expenses	—	(360)	(360)	(688)
Interest expense, net	—	(219)	(156)	(437)
Depreciation and amortization expense	—	(359)	(364)	(717)

	—	(938)	(880)	(1,842)

Income before net gain on the sale of property	—	28	57	16

Net gain on the sale of property	—	—	6,620	—

Income from discontinued operations	$—	$28	$6,677	$16

6. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Disposition fee rights(1)	$830	$1,580
In-place leases, net of accumulated amortization of $12.1 million and $3.9 million as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 5.2 months and 4.7 months as of June 30, 2013 and December 31, 2012, respectively)	4,489	5,968
Trade name and trade marks (indefinite lives)	200	—
Property management contracts, net of accumulated amortization of $991,000 and $0 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 185 months and 0 months as of June 30, 2013 and December 31, 2012, respectively)	23,159	—

	$28,678	$7,548

(1)	On March 28 and June 28, 2013, we purchased the Landmark at Mallard Creek and the Landmark at Monaco Gardens properties, respectively, which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of the Company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $750,000. Based on the aggregate purchase price we paid for the properties of $39.6 million, the resulting disposition fee due to NNN/MR Holdings would have been $2.0 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible for the three and six months ended June 30, 2013 was $671,000 and $1.2 million, respectively, and was recorded as disposition right income in our condensed consolidated statements of comprehensive loss.

As of June 30, 2013 and December 31, 2012, we had net lease above market intangibles of $250,000 and $0, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. We amortize our net lease above market intangibles on a straight-line basis as an increase to rental income.

Amortization expense recorded on the identified intangible assets for the three months ended June 30, 2013 and 2012 was $4.7 million and $46,000, respectively, and for the six months ended June 30, 2013 and 2012 was $9.2 million and $102,000, respectively.

7. Other Assets, Net

Other assets, net consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $2.0 million and $1.8 million as of June 30, 2013 and December 31, 2012, respectively(1)	$10,681	$4,509
Prepaid expenses and deposits	4,239	992
Fair value of cap rate agreement	565	42

	$15,485	$5,543

(1)	During the three and six months ended June 30, 2013, we wrote off unamortized deferred financing costs of $1.2 million and $1.5 million, respectively, to loss on debt and preferred stock extinguishment in our condensed consolidated statements of comprehensive loss. See Note 8 – Debt – Loss on Debt Extinguishment for more information on the write-off of unamortized deferred financing costs related to debt extinguishments.

Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2013 and 2012 was $815,000 and $66,000, respectively, and for the six months ended June 30, 2013 and 2012 was $1.4 million and $132,000, respectively. Amortization expense recorded on the deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of comprehensive loss.

8. Debt

Our mortgage loan payables, net, unsecured notes payable to affiliate, unsecured note payable and variable rate secured credit facility with Bank of America, N.A. and certain other lenders, or the Credit Facility, as of June 30, 2013 and December 31, 2012, are summarized below (dollars in thousands):

	June 30, 2013	December 31, 2012
Mortgage loan payables - fixed	$364,321	$353,102
Mortgage loan payables - variable	143,691	116,719

Total secured fixed and variable rate debt	508,012	469,821
Premium	8,607	9,673

Total mortgage loan payables, net	516,619	479,494
Credit Facility	114,262	—

Total secured fixed and variable rate debt, net	630,881	479,494

Unsecured notes payable to affiliate	10,270	—
Unsecured note payable	500	500

Total unsecured notes	$10,770	$500

Scheduled payments and maturities of mortgage loan payables, net, unsecured notes payable to affiliate, unsecured note payable, and the Credit Facility outstanding at June 30, 2013 were as follows (dollars in thousands):

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities
2013	$2,777	$—	$—
2014	6,124	29,696	—
2015	5,194	210,360	500
2016	5,175	21,323	—
2017	5,160	96,345	—
Thereafter	13,305	226,815	10,270

	$37,735	$584,539	$10,770

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables.

Mortgage Loan Payables, Net

Mortgage loan payables, net were $508.0 million ($516.6 million, net of premium) and $469.8 million ($479.5 million, net of premium) as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had 24 fixed rate and eight variable rate mortgage loans with effective interest rates ranging from 2.38% to 6.58% per annum, and a weighted average effective interest rate of 4.59% per annum. As of June 30, 2013, we had $364.3 million ($372.9 million, net of premium) of fixed rate debt, or 72% of mortgage loan payables, at a weighted average interest rate of 5.20% per annum and $143.7 million of variable rate debt, or 28% of mortgage loan payables, at a weighted average effective interest rate of 3.06% per annum. As of December 31, 2012, we had 26 fixed rate and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.66% per annum. As of December 31, 2012, we had $353.1 million ($362.7 million, net of premium) of fixed rate debt, or 75.2% of mortgage loan payables, at a weighted average interest rate of 5.21% per annum and $116.7 million of variable rate debt, or 24.8% of mortgage loan payables, at a weighted average effective interest rate of 3.01% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of June 30, 2013 and December 31, 2012, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of June 30, 2013, 11 of our mortgage loan payables had monthly interest-only payments, while 21 of our mortgage loan payables as of June 30, 2013 had monthly principal and interest payments.

Unsecured Notes Payable to Affiliate

On March 14, 2013, we, through our operating partnership as the borrower, entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of EL as part of the consideration in connection with the ELRM Transaction, for $10.0 million. Between May 10 and June 28, 2013, as part of the acquisition contingent consideration and the ELRM Transaction, We incurred certain obligations payable to Holdings II pursuant to unsecured promissory notes in the aggregate principal amount of $270,000. The unsecured notes payable to affiliate mature on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00%. The outstanding aggregate balance of the unsecured notes payable to affiliate as of June 30, 2013 was $10.3 million.

Unsecured Note Payable

As of June 30, 2013 and December 31, 2012, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, an unaffiliated party, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on September 19, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%.

Credit Facility

As of June 30, 2013, the outstanding principal amount under the Credit Facility was $114.3 million. The Credit Facility is in the aggregate maximum principal amount of $130.0 million and, subject to certain terms and conditions, can be increased by up to an additional $50.0 million upon approval from the lender and Series D Preferred Stock stockholders. The amount available under the Credit Facility is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all collateral properties. The credit agreement of the Credit Facility permits multiple term loan draws, which are only available to be drawn for six months following the closing date of the Credit Facility. As of June 30, 2013, 11 of our properties were pledged as collateral under the Credit Facility and we had drawn $114.3 million under the Credit Facility. This is the amount of credit available under the Credit Facility, which will increase if the operating partnership adds additional properties as collateral to secure the Credit Facility.

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

All borrowings under the credit agreement bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus  1/2 of 1.0% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1.0% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of June 30, 2013, our current annual interest rate was 2.99%, which represents the London Interbank Offered Rate, based on a two month interest period plus a base rate. We are required by the terms of Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of June 30, 2013, we were in compliance with all such requirements.

Loss on Debt Extinguishment

As of June 30, 2013, we had borrowed approximately $114.3 million under the Credit Facility. These proceeds were used, in part, to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the six months ended June 30, 2013.

9. Preferred Stock and Warrants to Purchase Common Stock

Series A Preferred Stock and Series B Preferred Stock

During the year ended December 31, 2012, we issued and sold, for cash, 4,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. On February 27, 2013, we issued and sold, for cash, an additional 1,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share. As described herein, on June 28, 2013, we redeemed all of the issued and outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock using proceeds from our issuance of the Series D Preferred Stock. Accordingly, as of June 30, 2013, no shares of Series A Preferred Stock or Series B Preferred Stock were issued or outstanding. As of December 31, 2012, the aggregate amount in issued shares of the Series A Preferred Stock was $38.2 million, and the aggregate amount in issued shares of the Series B Preferred Stock, was $9.6 million.

Based on the requirement for redemption for cash, the Series A Preferred Stock and the Series B Preferred Stock were classified as a liability in our condensed consolidated balance sheet as of December 31, 2012. The preferred share liability was accreted through June 28, 2013, and for the three and six months ended June 30, 2013, we recorded $408,000 and $635,000 in accretion, which was recorded as interest expense in our consolidated statements of comprehensive loss. We redeemed the Series A Preferred Stock and the Series B Preferred Stock in the amounts of $50.0 million and $10.0 million, respectively, and wrote off the remaining unamortized accretion in the amount of $1.3 million, which is recorded as loss on debt and preferred stock extinguishments in our condensed consolidated statements of comprehensive loss. Refer to Warrants to Purchase Common Stock below. The Series A Preferred Stock and the Series B Preferred Stock were considered equity securities for federal income tax purposes.

The Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution based on $10.00 per share recorded as interest expense in consolidated statements of comprehensive loss in the aggregate amounts of $1.4 million and $2.7 million for the three and six months ended June 30, 2013, respectively. We did not incur interest expense during the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, there were $31,000 and $1.7 million, respectively, of aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock.

Series D Preferred Stock

On June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS for cash, 3,286,100 shares of Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. In addition, during a period of up to six months and subject to certain conditions, we can require the Investors to purchase, on the same pro rata basis as their initial purchase of shares of Series D Preferred Stock, up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $120.4 million.

Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 8.75% per annum compounded monthly, or Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. The Company, however, may elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Current Dividend on the 15th of each month. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock at an amount greater than the current distribution rate or redeeming, repurchasing or otherwise acquiring shares of our common stock, in either case, unless full cumulative dividends on the Series D Preferred Stock have been or contemporaneously are declared and paid in full in cash for all past dividend periods.

In addition to other preferential rights upon voluntary or involuntary liquidation, dissolution or winding up of our affairs, each holder of Series D Preferred Stock is entitled to receive liquidating distributions in cash in an amount equal to $10.00 per share plus any accrued and unpaid dividends due under the agreement, before any distribution or payment is made to the holders of our common stock upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

We are required to redeem all outstanding shares of Series D Preferred Stock on June 28, 2016, subject to a one year extension, for a cash payment to the Investors in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the agreement. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our condensed consolidated balance sheet as of June 30, 2013. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the agreement. If an event of default occurs on our mortgage loan payables, net, the Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock.

In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreement, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The derivative is recorded at fair value for each reporting period, with the changes in fair value being recorded through interest expense. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three months ended June 30, 2013 was not significant. The Series D Preferred Stock and the derivative are presented together in the condensed consolidated balance sheet as Series D cumulative non-convertible redeemable preferred stock with derivative.

Loss on Preferred Stock Extinguishment

As of June 28, 2013, in connection with the redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in prepayment penalties, a write off in the amount of $2.5 million in unamortized loan accretion and deferred financing costs and $600,000 in redemption fees, which are recorded in the condensed consolidated statements of comprehensive loss in loss on debt and preferred stock extinguishment.

Warrants to Purchase Common Stock

In connection with the issuances of the Series A Preferred Stock and the Series B Preferred Stock, we issued warrants to purchase an aggregate of $60.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80.0% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of the underwritten public offering and in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

We measured the fair value of the warrants as of June 30, 2013 and December 31, 2012 at $0.33 per warrant and $0.41 per warrant, respectively, and recorded $2.0 million as of each June 30, 2013 and December 31, 2012, reflected in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in general, administrative and other expense in the consolidated statements of comprehensive loss. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

10. Commitments and Contingencies

Litigation

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

Acquisition Contingent Consideration

We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to the operating partnership of EL’s economic rights to earn property management fees and back-end participation for managing certain real estate assets, the operating partnership agreed to issue up to $10.0 million in restricted limited partnership units to EL. Additionally, Holdings II has the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties that may be acquired by EL and certain of its affiliates. We recorded an estimated fair value of $6.1 million for this contingent consideration on March 14, 2013, which is recorded in acquisition contingent consideration in our condensed consolidated balance sheets. During the second quarter of 2013, this liability was reduced by incurring liabilities of $1.4 million, which was offset by an adjustment to the fair value calculation of $1.1 million. As of June 30, 2013, we determined that the fair value of the acquisition contingent consideration was $5.8 million. Of the $1.4 million in incurred liabilities, $540,000 was paid 50% in restricted limited partnership units and 50% in promissory notes in the aggregate principal amount of $270,000. The remaining $856,000 will be paid in restricted limited partnership units. As of June 30, 2013, the restricted limited partnership units due in the amount of $1.1 million were recorded in other payables due to affiliates on the condensed consolidated balance sheets. The restricted limited partnership units were issued on July 31, 2013. As of June 30, 2013, the obligation due to Holdings II in the amount of $270,000 was recorded in unsecured notes payable to affiliate on the condensed consolidated balance sheets. The change in fair value is recorded in general, administrative and other expense on our condensed consolidated statements of comprehensive loss. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

During the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, our operating partnership has a commitment to purchase 300,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, in exchange for consideration consisting of a promissory note for $5.0 million (which will be payable in cash under certain circumstances). This commitment has been recorded in other receivables due from affiliates and other payables due to affiliates in our condensed consolidated balance sheets.

11. Related Party Transactions

The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.

Lease for Offices

In connection with the ELRM Transaction, we, through our operating partnership, entered into a lease agreement with Marlu Associates, Ltd., a Florida limited partnership, as the landlord, for office space located in Jupiter, Florida. Marlu Associates, Ltd. is an affiliated entity with Joseph G. Lubeck, our executive chairman and a member of our board of directors. The lease has a term of five years at an initial monthly rental of $2,750, for an aggregate rental of approximately $165,000 over the term of the lease. See Note 15, Business Combinations—ELRM Transaction, for more information on the transaction.

Executive Employment Agreements

In connection with the Recapitalization Transaction and the ELRM Transaction, we entered into employment agreements with Joseph G. Lubeck, our executive chairman, Stanley J. Olander, Jr., our chief executive officer, Gustav G. Remppies, our chief administrative officer, James G. Miller, our chief financial officer, Elizabeth Truong, our chief investment officer, and B. Mechelle Lafon, our assistant chief financial officer, treasurer and secretary. In connection with the employment agreements, we granted LTIP units to Messrs. Lubeck, Olander, Remppies, Miller and Ms. Truong.

ELRM and Management Support Services Agreement

In connection with the Recapitalization Transaction, on August 3, 2012, ATA Property Management, LLC, or our Property Manager, entered into a management support services agreement with ELRM. During the period from January 1, 2013 to March 14, 2013, 16 of the 34 properties we owned were Contributed Properties that had management support services performed by ELRM, while 16 of our other properties had accounting services performed by ELRM. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.0% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2.0% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. See Note 15, Business Combinations – ELRM Transaction, for more information on the acquisition of the property management business of ELRM.

Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, owned a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services. For the three months ended June 30, 2013 and 2012, we did not incur any management support services fees or accounting services fees, respectively, and for the six months ended June 30, 2013 and 2012, we incurred approximately $418,000 and $0, respectively, in both management support services fees and accounting services performed by ELRM on 32 of our 34 properties from January 1, 2013 through March 14, 2013, which are included in general, administrative and other expense in the consolidated statements of comprehensive loss. As of June 30, 2013 and December 31, 2012, we had $6.3 million and $183,000, respectively, due to EL, in connection with the ELRM Transaction and management support services performed by ELRM, which were recorded in other payables due to affiliates in our condensed consolidated balance sheets.

As a result of the ELRM Transaction, our Property Manager also serves as the third-party manager for another 48 properties, of which 40 are owned by EL or its affiliates.

As of June 30, 2013 and December 31, 2012, we had $5.5 million and $1.6 million outstanding, respectively, that were recorded in other receivables due from affiliates. The amounts outstanding represented amounts due from EL related to the acquisition of certain of the Contributed Properties and the ELRM Transaction.

12. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2013, we had issued and outstanding 9,858,300 shares of Series D Preferred Stock. As of December 31, 2012, we had issued and outstanding 4,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock, which were fully redeemed as of June 30, 2013. See Note 9, Preferred Stock and Warrants to Purchase Common Stock for more information on the terms of such shares.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of June 30, 2013 and December 31, 2012, we had 21,786,558 and 20,655,646 shares, respectively, of our common stock issued and outstanding.

During the six months ended June 30, 2013, we issued 114,095 shares of our common stock pursuant to the Amended and Restated DRIP, 1,011,817 shares of our common stock in connection with our acquisition of two properties, Landmark at Brighton Colony and Landmark at Greenbrooke Commons, and 5,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of the 2006 Award Plan.

Our distributions are subject to approval by our board of directors. Our common stock distributions as of June 30, 2013 and December 31, 2012 totaled $0.30 per share for each period then ended. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock, unless full cumulative distributions on the Series D Preferred Stock have been or contemporaneously are declared and paid in full in cash for all past distributions periods.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2013 and December 31, 2012, there were 8,000 and 5,400, respectively, non-vested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The LTIP Units could potentially dilute the basic earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

Limited Partnership Units

As of June 30, 2013 and December 31, 2012, we had issued 23,027,320 and 18,688,221 limited partnership units to our non-controlling interest holders, respectively, for a preliminary total consideration of $187.7 million and $152.3 million, respectively, in connection with the closing of 20 of the Contributed Properties, the acquisition of two additional properties and the ELRM Transaction. In connection with the ELRM Transaction, EL and certain of its affiliates can receive up to an additional $6.4 million in limited partnership units based upon the preliminary valuation of these units. The limited partnership units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain cancellation provisions. See Note 13, Redeemable Non-Controlling Interests in Operating Partnership for future information on our limited partnership units.

LTIP Units

As of June 30, 2013 and December 31, 2012, we had issued 622,162 and 366,120 LTIP Units, respectively, to certain of our executive officers. On March 14, 2013, we issued 256,042 restricted LTIP Units, in connection with the ELRM Transaction. The restricted LTIP units will vest in equal amounts over a period of three years, subject to certain cancellation provisions.

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors adopted the Amended and Restated DRIP, which became effective on March 11, 2011. The Amended and Restated DRIP, which allows participating stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions, offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined that the per share value of our common stock is $8.15, which approximates fair value. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value. We reserve the right to amend any aspect of the Amended and Restated DRIP at our sole discretion and without the consent of stockholders. We also reserve the right to terminate the Amended and Restated DRIP or any participant’s participation in the Amended and Restated DRIP for any reason at any time upon ten days’ prior written notice of termination.

For the three months ended June 30, 2013 and 2012, $466,000 and $491,000, respectively, in distributions were reinvested, and 57,048 and 51,699 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP. For the six months ended June 30, 2013 and 2012, $930,000 and $997,000, respectively, in distributions were reinvested, and 114,095 and 104,960 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP. As of June 30, 2013 and December 31, 2012, a total of $19.4 million and $18.5 million, respectively, in distributions were reinvested, and 2,074,388 and 1,960,293 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP.

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

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2013 and 2012, we recognized compensation expense of $13,000 and $6,000, respectively and for the six months ended June 30, 2013 and 2012, we recognized compensation expense of $18,000 and $12,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other expense in our accompanying consolidated statements of comprehensive loss.

As of June 30, 2013 and December 31, 2012, there was $66,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the non-vested shares of our restricted common stock. As of June 30, 2013, this expense is expected to be recognized over a remaining weighted average period of 3.22 years.

As of June 30, 2013 and December 31, 2012, the fair value of the nonvested shares of our restricted common stock was $73,000 and $54,000, respectively, based upon a $9.08 weighted average per share purchase price at grant date. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2013 and December 31, 2012, and the change for the six months ended June 30, 2013, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2012	5,400	$10.00
Granted	5,000	8.15
Vested	(2,400)	9.23
Forfeited	—	—

Balance — June 30, 2013	8,000	$9.08
Expected to vest — June 30, 2013	8,000	$9.08

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

13. Redeemable Non-Controlling Interests in Operating Partnership

Redeemable non-controlling interests in operating partnership represent the limited partnership interests in our operating partnership held by third party entities. The limited partnership units we have issued have the rights and preferences as set forth in our partnership agreement, and may, following a 12-month holding period, become redeemable at the option of the holder, at which time we have the discretion to exchange the limited partnership units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed limited partnership units, multiplied by (B) the “cash amount” (as defined in our partnership agreement). However, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption and we elect to redeem the limited partnership units for cash rather than unrestricted common stock, the cash redemption amount will be $8.15 per redeemed operating partnership unit. These non-controlling interests are recorded as equity in our consolidated balance sheet due to our ability at our sole discretion to redeem limited partnership units for unregistered shares.

The net income (loss) is allocated to holders of the limited partnership units based upon the weighted average number of limited partnership units outstanding to total common shares plus limited partnership units outstanding during the period. As of June 30, 2013, we had issued 23,027,320 limited partnership units for a total consideration of $187.7 million, of which: 21,215,430 limited partnership units, valued at $172.9 million, were issued in connection with the closing of 20 of the 22 Contributed Properties; 46,160 limited partnership units, valued at $376,000, were issued in connection with the acquisition of the Mission Mallard Creek property; 547,283 limited partnership units, valued at $4.5 million, were issued in connection with the acquisition of the Reserve at River Walk Apartments property; and 1,218,447 restricted limited partnership units, valued at $9.9 million, were issued in connection with the ELRM Transaction. The restricted limited partnership units will vest in equal amounts over a period of five years and are subject to cancellation and forfeiture. If the limited partnership units were to be redeemed, the total redemption value would be $187.7 million as of June 30, 2013.

As of June 30, 2013 and December 31, 2012, distributions accrued but not paid on the limited partnership units were in the amount of $577,000 and $934,000, respectively.

Adjustments to our redeemable non-controlling interest in operating partnership are recorded to reflect increases or decreases in the ownership of our operating partnership by holders of the limited partnership units, including the redemption of limited partnership units for cash or in exchange for shares of our common stock, when applicable.

As of June 30, 2013 and December 31, 2012, we owned approximately 57.2% and 52.5% of the general and limited partnership interest in our operating partnership, respectively, and the limited partners owned approximately 42.8% and 47.5%, respectively, of the limited partnership interests in our operating partnership.

14. Fair Value of Derivatives and Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, other receivables due from affiliates, restricted cash, real estate and escrow deposits, rate cap agreement, mortgage loan payables, net, unsecured notes payable to affiliate, unsecured note payable, credit facility, accounts payable and accrued liabilities, other payables due to affiliates, acquisition contingent consideration and warrants.

We consider the carrying values of cash and cash equivalents, accounts receivable, other receivables due from affiliates, real estate and escrow deposits, restricted cash, accounts payable and accrued liabilities, and other payables due to affiliates to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

We have entered into interest rate cap agreements, which effectively cap the interest rate on five of our variable rate mortgage loans at a weighted average capped rate of 3.68%. An interest rate cap involves the receipt of variable-rate amounts from counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of June 30, 2013, the notional aggregate amount of the interest rate cap agreements was $102.1 million with the latest maturity date being July 1, 2018. We have paid total premiums to date of $676,000 in connection with the execution of the interest rate cap agreements. As of June 30, 2013 and December 31, 2012, the interest rate cap agreements were recorded at an aggregate net fair value of $565,000 and $42,000, respectively, and were included in other assets, net on our condensed consolidated balance sheets. The fair value of our interest rate cap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive loss. For the three months ended June 30, 2013 and 2012, the change in fair value resulted in an increase to interest expense of $28,000 and $0, respectively, and for the six months ended June 30, 2013 and 2012, the change in fair value resulted in an increase to interest expense of $55,000 and $0, respectively.

We assess the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. The fair values of the hedging derivatives and non-designated derivatives that are in an asset position are recorded in other assets, net on the accompanying condensed consolidated balance sheets. The fair value of derivatives that are in a liability position are included in security deposits, prepaid rent and other liabilities on the accompanying condensed consolidated balance sheets.

On March 7, 2013, we paid off the related mortgage loans payable using borrowings on our Credit Facility and closed the three interest rate swap agreements. For the six months ended June 2013 and 2012, the swap agreements are recorded at a net fair value of $310,000 and $0 as a Level 2 fair value measurement, respectively, and included in accumulated other comprehensive income on our condensed consolidated statements of comprehensive loss.

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at June 30, 2013 and December 31, 2012, (in thousands, except interest rates):

	June 30, 2013		December 31, 2012
	Non-designated Hedges	Cash Flow Hedges	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$102,065	$—	$22,670	$12,442
Weighted average interest rate(1)	2.81%	N/A	2.48%	3.72%
Weighted average capped interest rate	3.68%	N/A	5.45%	N/A
Earliest maturity date	Mar-15	N/A	Aug-17	Oct-19
Latest maturity date	Jul-18	N/A	Aug-17	Oct-19
Estimated fair value, asset/(liability)	$565	$—	$42	$(310)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Estimate at June 30, 2013 Total	Carrying Value at June 30, 2013
Liabilities
Mortgage loan payables, net (1)	$—	$529,300	$—	$529,300	$516,619
Unsecured notes payable to affiliate (2)	—	—	10,270	10,270	10,270
Unsecured note payable (3)	—	—	500	500	500
Credit facility (1)	—	114,700	—	114,700	114,262
Acquisition contingent consideration (4)	—	—	5,807	5,807	5,807
Warrants (5)	—	—	1,955	1,955	1,955
Series D preferred stock derivative (6)	—	—	13,500	13,500	13,500

Liabilities at fair value	$—	$644,000	$32,032	$676,032	$662,913

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.
(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliate.
(3)	The fair value is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value to be equal to the carrying value.
(4)

The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets.
(5)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.
(6)	The fair value of the Series D Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series D Preferred Stock outstanding as of the date of a triggering event as defined in the Series D Preferred Stock agreement for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series D Preferred Stock, and the discount rate.

The table below provides a reconciliation of the fair values of the acquisition contingent consideration and warrant liability measured on a recurring basis for which the Company has designated as Level 3 (dollars in thousands):

	Acquisition Contingent Consideration	Warrants

Balance at December 31, 2012	$—	$2,066
Additions	6,724	398
Change due to consideration liability realized	(1,396)	—
Changes in fair value (1)	479	(509)

Balance at June 30, 2013	$5,807	$1,955

(1)	Reflected in general, administrative and other expense on the condensed consolidated statements of loss as of June 30, 2013.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2013.

15. Business Combinations

Property Acquisitions

For the six months ended June 30, 2013, we completed the acquisition of 12 properties, including five Contributed Properties, adding a total of 3,012 apartment units to our property portfolio. The aggregate purchase price was approximately $241.5 million, plus closing costs and acquisition fees of $1.1 million, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of comprehensive loss. See Note 4, Real Estate Investments – Operating Properties, Net – Acquisitions of Real Estate Investments, for a listing of the properties acquired, the dates of acquisitions and the amount of mortgage debt initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through June 30, 2013, we recognized $6.3 million in revenues and $1.1 million in net loss for the newly acquired properties.

In accordance with ASC Topic 805, we allocated the preliminary purchase price of the 12 properties to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in place leases, above market leases and the above/below market of assumed debt. Certain allocations as of June 30, 2013 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the time of acquisition (dollars in thousands):

	Richmond on the Fairway	Landmark at Brighton Colony	Landmark at Greenbrooke Commons	Landmark at Mallard Creek
Land	$2,699	$2,869	$3,824	$2,591
Land improvements	1,248	3,148	1,735	932
Building and improvements	6,085	22,590	26,340	14,810
Furniture, fixtures and equipment	122	389	454	378
In place leases	274	821	1,070	—
Above market leases	—	(78)	(22)	—
Fair market value of assumed debt	(8,375)	—	(25,540)	—
Other assets/liabilities, net	259	278	548	(483)

Total	2,312	30,017	8,409	18,228
Equity/limited partnership unit consideration	(2,142)	(2,498)	(5,746)	(376)

Net cash consideration	$170	$27,519	$2,663	$17,852

	Crestmont Reserve	Monterra Pointe	Kensington Station	Palisades at Bear Creek
Land	$2,274	$1,541	$1,864	$1,814
Land improvements	1,132	996	1,221	1,324
Building and improvements	14,415	8,911	11,477	4,640
Furniture, fixtures and equipment	381	318	247	104
In place leases	360	339	268	136
Other assets/liabilities, net	90	(127)	(49)	(21)

Total	18,652	11,978	15,028	7,997
Equity/limited partnership unit consideration	(5,352)	(5,464)	(4,936)	(2,703)

Net cash consideration	$13,300	$6,514	$10,092	$5,294

	Reserve at River Walk Apartments	Victoria Park Apartments	Landmark at Barton Creek	Landmark at Monaco Gardens
Land	$2,262	$4,730	$10,201	$2,980
Land improvements	1,193	1,610	3,061	1,897
Building and improvements	11,003	12,680	22,033	15,377
Furniture, fixtures and equipment	195	322	624	745
In place leases	658	1,218	1,601	—
Above market leases	(57)	(59)	(20)	(119)
Other assets/liabilities, net	(24)	35	697	(140)

Total	15,230	20,536	38,197	20,740
Equity/limited partnership unit consideration	(4,460)	—	—	—

Net cash consideration	$10,770	$20,536	$38,197	$20,740

ELRM Transaction

In connection with the ELRM Transaction, we acquired the property management business of EL and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our consolidated statements of comprehensive loss for the three and six months ended June 30, 2013, and for the period subsequent to the acquisition date. For the period from March 14, 2013 through June 30, 2013, we recognized $1.6 million in revenues and $327,000 in net loss, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expenses.

The preliminary purchase price allocation for the ELRM Transaction is subject to certain adjustments for finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in a business combination. Our preliminary purchase price allocation, as of March 14, 2013, related to the ELRM Transaction is as follows (dollars in thousands):

Property Management Business
Assets:
Furniture, fixtures and equipment	$81
Other assets, net	150
Identified intangible assets, net (a)	24,350
Goodwill (b)	7,430

Total purchase price	32,011
Accounts payable and accrued liabilities	(196)
Unsecured notes payable to affiliate	(10,000)
Limited partnership units	(9,839)
Acquisition contingent consideration	(6,724)
Deferred tax liability	(5,252)

Cash paid	$0

(a)	Included in identified intangible assets, net on the condensed consolidated balance sheets, as of June 30, 2013.
(b)	Included as goodwill on the condensed consolidated balance sheets, as of June 30, 2013. Our annual impairment test date will be December 31, 2013. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.

Assuming the acquisitions of the 12 properties and the ELRM Transaction discussed above had occurred on January 1, 2012, for the three and six months ended June 30, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$36,707	$69,420
Net loss	$(18,159)	$(19,178)
Net loss attributable to controlling interest	$(9,165)	$(9,679)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.42)	$(0.45)

Assuming the acquisitions of the 12 properties and the ELRM Transaction discussed above had occurred on January 1, 2012, for the three and six months ended June 30, 2012, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenues	$22,802	$45,422
Net loss	$(6,435)	$(12,812)
Net loss attributable to controlling interest	$(6,435)	$(12,812)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.32)	$(0.64)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16. Subsequent Events

Property Acquisitions and Equity Issuance

On July 1, 2013, we and our operating partnership entered into a series of definitive agreements that collectively set forth the terms and conditions pursuant to which we agreed to:

•

acquire from EL and Holdings II (EL and Holdings II are collectively referred to herein as the “EL Entities”), and certain of their affiliates, or collectively, the Affiliated Entities, a portfolio of seven multifamily apartment communities, containing an aggregate of 1,982 units, in a transaction pursuant to which the Affiliated Entities assigned, sold or contributed (or caused to be assigned, sold or contributed), as applicable, 100% of the outstanding equity interests in each entity that owns, directly or indirectly, the contributed properties (each such entity is referred to herein as a “Contributed Entity”), in exchange for aggregate consideration valued at approximately $129.5 million, consisting of approximately (i) 1,200,000 in common units of limited partnership interest in the operating partnership for an aggregate of $9.8 million (subject to prorations related to standard and customary prorated amounts arising in connection with the acquisition of the contributed properties); (ii) $59.1 million paid in cash; and (iii) approximately $60.6 million in assumed indebtedness encumbering these contributed properties (based on principal amounts outstanding as of June 30, 2013);

•	issue and sell to 2335887 Limited Partnership, or the OPTrust Cash Investor, an affiliate of OPSEU Pension Trust, 1,840,491 shares of our common stock for $15.0 million in cash; and

•	issue and sell to MB Equity Holdings, Inc., an unaffiliated British Virgin Islands corporation, MB Equity, 214,724 shares of our common stock for $1.8 million in cash.

The closing with respect to the acquisition of four of the contributed properties occurred on July 1, 2013, and closings with respect to two of the contributed properties occurred on July 3, 2013. The closing of the acquisition of the seventh contributed property occurred on July 25, 2013, all as set forth in more detail below.

Joseph G. Lubeck and Michael Salkind, two of our directors, are affiliated with the EL Entities, and Robert A.S. Douglas, who was a director of our company until July 9, 2013, is affiliated with the OPTrust Cash Investor, and, as a result, they each may have a financial interest in the transactions disclosed herein. Accordingly, the transactions were approved by our board of directors with Messrs. Lubeck, Salkind and Douglas abstaining, based upon the recommendation of a special committee of the board of directors, which was comprised solely of independent and disinterested directors.

Grand Terraces Property and Stanford Reserve Property

On July 1, 2013, we acquired 100% of the membership interests in EPCR Investors, LLC, which owns as its sole assets entities that own two of the seven properties discussed above (the Grand Terraces Property and the Stanford Reserve Property). EPCR Investors, LLC was subsequently merged with and into our operating partnership, as the surviving entity. The Grand Terraces Property was acquired in exchange for consideration valued at approximately $15.8 million (subject to prorations and adjustments), including 34,283 of limited partnership units in our operating partnership, $2.4 million paid in cash and new indebtedness to pay off the existing mortgage indebtedness in the amount of approximately $12.7 million. The Grand Terraces Property is an apartment community located in Charlotte, North Carolina and contains 240 units. We drew from our Credit Facility the remaining undrawn amount of $15.7 million in order to bring the amount outstanding under the Credit Facility to the maximum amount of $130.0 million. A portion of that draw was used to pay off the existing loan on the Grand Terraces Property in the approximate amount of $12.7 million.

The Stanford Reserve Property was acquired in exchange for consideration valued at approximately $15.1 million (subject to prorations and adjustments), including 69,256 of limited partnership units in our operating partnership, $2.4 million paid in cash and the assumption of existing mortgage indebtedness in the amount of approximately $11.6 million. The Stanford Reserve Property is an apartment community located in Charlotte, North Carolina and contains 310 units.

Courtyards on the River

On July 1, 2013, we acquired 100% of the membership interests in Sonoma Partners DE, LLC, which owns as its sole asset one of the properties discussed above (the Courtyards on the River Property), in exchange for aggregate consideration valued at approximately $16.3 million (subject to prorations and adjustments), including 40,619 of limited partnership units in our operating partnership , $3.9 million paid in cash and the assumption of an existing mortgage indebtedness in the amount of approximately $11.8 million. The Courtyards on the River Property is an apartment community located in Tampa, Florida and contains 296 units.

Fountain Oaks Property

On July 1, 2013, we acquired 100% of the membership interests in Royal Green Partners, LLC, which owns as its sole asset one of the seven properties discussed above (the Fountain Oaks Property), in exchange for aggregate consideration valued at approximately $7.0 million (subject to prorations and adjustments), including 1,682 of limited partnership units in our operating partnership, $267,000 paid in cash and new indebtedness to pay off the existing mortgage indebtedness in the amount of approximately $5.4 million. The Fountain Oaks Property is an apartment community located in Jacksonville, Florida, and contains 160 units.

Caveness Farms Property and Lexington on the Green Property

On July 3, 2013, we acquired 100% of the membership interests in FairCave Investors, LLC, which owns as its sole assets entities which own two of the seven properties discussed above (the Caveness Farms Property and the Lexington on the Green Property). FairCave Investors, LLC was subsequently merged with and into our operating partnership, as the surviving entity. The Caveness Farms Property was acquired in exchange for aggregate consideration valued at approximately $26.7 million (subject to prorations and adjustments), including 81,973 limited partnership units in our operating partnership, approximately $6.7 million paid in cash and the assumption of existing mortgage indebtedness in the amount of approximately $18.8 million. The Caveness Farms Property is an apartment community located in Wake Forest, North Carolina and contains 288 units.

The Lexington on the Green Property was acquired in exchange for aggregate consideration valued at approximately $23.5 million (subject to prorations and adjustments), including 83,507 of limited partnership units in our operating partnership, approximately $2.0 million paid in cash and the assumption of existing mortgage indebtedness in the amount of approximately $18.4 million. The Lexington on the Green Property is an apartment community located in Raleigh, North Carolina and contains 384 units.

Mission Brentwood Apartments

On July 23, 2013, we purchased the multifamily residential apartment project known as Mission Brentwood (the Brentwood Property) for aggregate consideration of approximately $32.4 million (subject to prorations and adjustments), including 48,439 of limited partnership units in our operating partnership, approximately $14.7 million paid in cash and the assumption of an existing mortgage loan with an outstanding balance of approximately $19.6 million. The Brentwood Property is an apartment community located in Nashville, Tennessee and contains 380 units.

Mission Gleneagles Apartments

On July 23, 2013, we purchased the multifamily residential apartment project known as Mission Gleneagles (the Gleneagles Property) for aggregate consideration of approximately $42.3 million (subject to prorations and adjustments), including approximately $18.7 million paid in cash and the assumption of an existing mortgage loan with an outstanding balance of approximately $26.5 million. The Gleneagles Property is an apartment community located in Dallas, Texas, and contains 590 units.

Mission Tanglewood Apartments

On July 23, 2013, we purchased the multifamily residential apartment project known as Mission Tanglewood (the Tanglewood Property) for aggregate consideration of approximately $24.3 million (subject to prorations and adjustments), including approximately $11.2 million paid in cash and the assumption of an existing mortgage loan with an outstanding balance of approximately $15.0 million. The Tanglewood Property is an apartment community located in Austin, Texas, and contains 364 units.

Avondale by the Lakes Apartments

On July 25, 2013, we acquired 100% of the membership interests in Solera Partners DE, LLC, which owns as its sole asset one of the seven properties discussed above (the Avondale Property), in exchange for aggregate consideration valued at approximately $18.4 million (subject to prorations and adjustments), including 67,463 limited partnership units in the operating partnership, approximately $6.3 million paid in cash and the assumption of existing mortgage indebtedness in the amount of approximately $12.0 million. The Avondale Property is an apartment community located in St. Petersburg, Florida, and contains 304 units.

Landmark at Stafford Landing

On July 31, 2013, we purchased Landmark at Stafford Landing (the Landmark at Stafford Landing Property) through our joint venture, Landmark at Stafford Landing, LLC. We own a 60% interest and our joint venture partner, Legacy Stafford Landing LLC, owns a 40% interest in Landmark at Stafford Landing, LLC. The aggregate consideration for the Landmark at Stafford Landing Property was $34.8 million (subject to prorations and adjustments), including new indebtedness of $26.1 million and $12.2 million paid in cash. The Landmark at Stafford Landing Property is an apartment community located in Ocoee, Florida, and contains 522 units.

Additional Issuance of Series D Preferred Stock

As previously described, in accordance with the terms of the Series D Preferred Stock issuance, and during a period of up to six months from the initial issuance, we can require the Investors to purchase, on the same pro rata basis as their initial purchase of shares of the Series D Preferred Stock, up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock, for cash, at a price of $10.00 per share, for an aggregate of $120.4 million. On July 23, 2013, we issued and sold, for cash, to (i) iStar 3,594,000 additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS 1,797,000 additional shares of the Series D Preferred Stock, at $10.00 per share, for aggregate of $53.9 million in proceeds. The proceeds from the sale of the Series D Preferred Stock were used to acquire and renovate the Brentwood Property, the Gleneagles Property, the Tanglewood Property and the Avondale Property. On July 31, 2013, we issued and sold, for cash, to (i) iStar 500,000 additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS 250,000 additional shares of the Series D Preferred Stock, at $10.00 per share, for aggregate of $7.5 million in proceeds. The proceeds from the sale of the Series D Preferred Stock were used to acquire the Landmark at Stafford Landing Property.

Declaration of Distributions

On July 19, 2013, our board of directors authorized monthly common stock distributions to our stockholders of record as of the close of business on July 31, 2013, August 31, 2013 and September 30, 2013. Each such authorized distribution will be equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share and 3.68% based upon a purchase price of $8.15 per share value. The July 2013 distributions were paid in August 2013 from legally available funds. The August 2013 and September 2013 distributions will be paid in September 2013 and October 2013, respectively, from legally available funds.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Landmark Apartment Trust of America, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of June 30, 2013, and the related condensed consolidated statements of comprehensive loss for the three and six-month periods ended June 30, 2013 and 2012, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2013 and 2012, and the condensed consolidated statement of equity for the six month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

August 14, 2013

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

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2013 and December 31, 2012, together with our results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.

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

As disclosed previously, on August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in the operating partnership, cash and assumed mortgage indebtedness. As of June 30, 2013, we had completed the acquisition of 21 of the 22 Contributed Properties. Eighteen of the multifamily apartment communities and the parcel of submerged land were controlled or managed by Elco Landmark Residential Holdings LLC, or EL, and/or Elco Landmark Residential Management LLC, or ELRM, or their affiliates (EL and ELRM are collectively referred to as the ELRM Parties). The three remaining Contributed Properties were controlled or managed by DeBartolo Development, LLC and its affiliates. The acquisition of the last of the Contributed Properties, known as Andros Isles Apartments, or the Andros property, is subject to the satisfaction of various customary closing conditions and certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period.

On June 28, 2013, our company and the operating partnership entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, a Delaware limited liability company and an affiliate of iStar Financial Inc., and BREDS II Q Landmark LLC, a Delaware limited liability company, or BREDS (BREDS and iStar are collectively referred to herein as the Investors), an aggregate of up to $219.0 million in shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, a new series of our company’s preferred stock. The Series D Preferred Stock accrues interest and pays in arrears monthly, at a rate of 14.47%. See Note 9, Preferred Stock and Warrants to Purchase Common Stock – Series D Preferred Stock, for additional information.

On June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS, for cash, 3,286,100 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. We used part of the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our 9.75% Series A Cumulative Non-Convertible Preferred Stock, or the Series A Preferred Stock, and the 9.75% Series B Cumulative Non-Convertible Preferred Stock, or the Series B Preferred Stock, in full, for cash, in the aggregate amount of $56.2 million and $11.2 million, respectively. Included in the proceeds used for redemption are $6.4 million in prepayment penalties, $424,000 of interest and $600,000 in redemption fees. We used the remaining proceeds to acquire and renovate additional multi family properties. In addition, during a period of up to six months, and subject to certain conditions, we can require the Investors to purchase up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $120.4 million. On July 23, 2013, we issued and sold, for cash, to (i) iStar $35.9 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $18.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share. On July 31, 2013, we issued and sold, for cash, to (i) iStar $5.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $2.5 million of additional shares of the Series D Preferred Stock, at $10.00 per share. We used proceeds from these additional preferred share issuances to fund the acquisitions of additional properties. See Note16, Subsequent Events – Additional Issuance of Series D Preferred Stock, for additional information.

As of June 30, 2013, we owned a total of 42 properties and one parcel of submerged land with an aggregate of 11,683 apartment units, which had an aggregate purchase price of $985.3 million. We also managed two properties with an aggregate of 550 units owned by unaffiliated third parties and leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. As a result of our acquisition of the property management business of EL and certain of its affiliates on March 14, 2013, or the ELRM Transaction, we also serve as the third-party manager for another 48 properties. The table below shows the composition of the properties we owned, leased or managed as of June 30, 2013:

State	Number of Properties	Number of Units
Texas	18	4,575
North Carolina	6	1,611
Virginia	2	394
Georgia	5	1,544
Florida	8	1,999
South Carolina	2	480
Alabama	1	1,080

Total Owned Properties	42	11,683
Total Leased Properties	2	550
Total Managed Properties	48	16,352

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

Except where otherwise noted, the change in our results of continuing operations is primarily due to changes in properties owned and properties managed during the three and six months ended June 30, 2013 compared to June 30, 2012. We owned 42 properties as of June 30, 2013, compared to 15 properties as of June 30, 2012. We also sold one property on March 27, 2013, which is reflected in discontinued operations in our three and six months ended condensed consolidated statements of comprehensive loss as of June 30, 2013 and 2012. In addition, the property management contracts of our Property Manager for 33 properties owned by unaffiliated third parties were terminated on December 29, 2012, which has resulted in a decrease in management fee income. As of March 14, 2013, our Property Manager had 45 new property management contracts for properties owned by unaffiliated third parties in connection with the ELRM Transaction, which resulted in an increase in management fee income for the period from March 14, 2013 to June 30, 2013. As of June 30, 2013, our Property Manager served as the third-party property manager for 48 properties. On March 28, 2013 and June 28, 2013, we acquired two of the properties leased by our wholly-owned subsidiary, NNN/MR Holdings, which did not result in an increase of rental income, other property revenues and rental expenses but resulted in a decrease to property lease expense.

Revenues

For the three months ended June 30, 2013 and 2012, revenues were $35.3 million and $15.8 million, respectively. For the three months ended June 30, 2013, revenues were comprised of rental income of $26.4 million, other property revenues of $3.5 million, management fee income of $1.4 million, and reimbursed income of $4.0 million. For the three months ended June 30, 2012, revenues were comprised of rental income of $11.0 million, other property revenues of $1.5 million, management fee income of $728,000, and reimbursed income of $2.5 million. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

For the six months ended June 30, 2013 and 2012, revenues were $62.0 million and $31.4 million, respectively. For the six months ended June 30, 2013, revenues were comprised of rental income of $49.1 million, other property revenues of $6.6 million, management fee income of $1.6 million, and reimbursed income of $4.7 million. For the six months ended June 30, 2012, revenues were comprised of rental income of $21.9 million, other property revenues of $2.9 million, management fee income of $1.4 million, and $5.2 million in reimbursed income. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

The increase in revenues for the three and six months ended June 30, 2013 was primarily attributed to the increase in the number of properties we owned, as discussed above. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in management fee income was due to the increase in property management contracts of our Property Manager for unaffiliated third party properties.

The average occupancy for our properties was 94.9% as of each of June 30, 2013 and June 30, 2012. The aggregate occupancy of our two leased properties owned by unaffiliated third parties was 93.1% as of June 30, 2013, as compared to our four leased properties with 91.8% as of June 30, 2012. The average rental rate for our properties was $790 for the three months ended June 30, 2013, as compared to $882 for the three months ended June 30, 2012. The average rental rate for our two leased properties was $701 for the three months ended June 30, 2013, as compared to $660 for our four leased properties for the three months ended June 30, 2012. The average rental rate for our properties was $787 for the six months ended June 30, 2013, as compared to $878 for the six months ended June 30, 2012. The average rental rate for our two leased properties was $697 for the six months ended June 30, 2013, as compared to $657 for our four leased properties for the six months ended June 30, 2012. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term.

Rental Expenses

For the three months ended June 30, 2013 and 2012, rental expenses were $13.9 million and $5.4 million, respectively. For the six months ended June 30, 2013 and 2012, rental expenses were $25.4 million and $10.8 million, respectively. Rental expenses consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administration	$5,426	$1,653	$9,273	$3,470
Real estate taxes	3,580	1,635	6,775	3,343
Utilities	2,576	957	4,917	1,899
Repairs and maintenance	1,753	741	3,092	1,356
Insurance	613	391	1,299	710

Total rental expenses	$13,948	$5,377	$25,356	$10,778

The increase in rental expenses of $8.6 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and the increase in rental expenses of $14.6 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily due to the acquisition of 20 of the Contributed Properties and the acquisition of six additional multi-family apartment properties, which does not include our two leased properties that we acquired during the first half of 2013.

For the three months ended June 30, 2013 and 2012, rental expenses as a percentage of rental income and other property revenues were 46.5% and 43.0%, respectively, and for the six months ended June 30, 2013 and 2012, rental expenses as a percentage of rental income and other property revenues were 45.5% and 43.4%, respectively.

Property Lease Expense

For the three months ended June 30, 2013 and 2012, property lease expense was $574,000 and $1.0 million, respectively and for the six months ended June 30, 2013 and 2012, property lease expense was $1.6 million and $2.1 million, respectively. Our property lease expense is due to our leased multi-family apartment properties owned by unaffiliated third parties. As the master tenants of the leased multi-family apartment properties, we pay property lease expense monthly to the master landlord. We became the master tenants of four multi-family apartment properties on June 17, 2011. As of June 30, 2013 and 2012, we managed two and four leased multi-family apartment properties, respectively. On March 28 and June 28, 2013, we acquired two of the leased multi-family properties, which resulted in a decrease of $481,000 and $576,000 in property lease expense for the three and six months ended June 30, 2013, respectively.

Reimbursed Expense

For the three months ended June 30, 2013 and 2012, reimbursed expense was $4.0 million and $2.5 million, respectively. For the six months ended June 30, 2013 and 2012, reimbursed expense was $4.7 million and $5.2 million, respectively. Our Property Manager served as a property manager for 33 multi-family apartment communities owned by unaffiliated third parties as of June 30, 2012. On December 29, 2012, the 33 property contracts for such properties were terminated. On March 14, 2013, in connection with the ELRM Transaction, our Property Manager began serving as a property manager for 45 multi-family apartment communities owned by unaffiliated third parties. As of June 30, 2013, there were 48 multi-family apartment communities owned by unaffiliated third parties managed by our Property Manager. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third parties for the management of such properties and recorded as reimbursed income.

General, Administrative and Other Expense

For the three months ended June 30, 2013 and 2012, general, administrative and other expense was $3.5 million and $2.6 million, respectively, and for the six months ended June 30, 2013 and 2012, general, administrative and other expense was $6.3 million and $5.3 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Professional and legal fees (a)	$892	$1,134	$2,022	$2,283
Salaries and benefits expense (b)	1,652	644	2,514	1,280
Directors’ and officers’ insurance premiums	97	64	119	128
Directors’ fees	100	74	161	133
Investor-related services	93	127	207	239
Office rent expense	50	51	83	249
Asset management fee (c)	—	284	—	567
Management support services fee (d)	—	—	418	—
Other expense (e)	870	218	998	418

Total general, administrative and other expense	$3,754	$2,596	$6,522	$5,297

The increase in general, administrative and other expense of $1.2 million for each of the three and six months ended June 30, 2013, as compared to each of the three and six months ended June 30, 2012, was due to the following:

(a)	Professional and legal fees

For the three and six months ended June 30, 2013, professional and legal fees decreased by $242,000 and $261,000, respectively, as compared to the three and six months ended June 30, 2012. The decrease was due to reduced litigation costs related to certain litigation in 2012.

(b)	Salaries and benefits expense

For the three and six months ended June 30, 2013, salaries and benefits increased by $1.0 million and $1.2 million, respectively, as compared to the three and six months ended June 30, 2012. The increase in salaries and benefits expense was due to an increase in executive management salaries subsequent to the Recapitalization Transaction, which was offset by reductions in asset management fee, and the increase in the number of employees of our Property Manager due to the ELRM Transaction.

(c)	Asset management fee

The decrease in asset management fee for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 is due to the termination of the advisory agreement with our Former Advisor on August 3, 2012.

(d)	Management support services fee

The management support services fee is due to certain operational support and accounting services provided by ELRM to our company until March 14, 2013. See Note 11, Related Party Transactions — ELRM and Management Support Services Agreement, for a further discussion.

(e)	Other expense

For the three and six months ended June 30, 2013, other expense increased by $652,000 and $580,000, respectively, as compared to the three and six months ended June 30, 2012. For the three months ended June 30, 2013, the increase in other expense was due to fair value change in acquisition contingent consideration, incentive compensation expense, travel expenses and other expenses, offset by a change in the fair value of warrants. For the six months ended June 30, 2013, the increase in other expense was due to the fair value change in acquisition contingent consideration, incentive compensation expense and travel expenses, offset by changes in the fair value of warrants. The above increases in other expense were primarily due to the Recapitalization Transaction and the ELRM Transaction.

Acquisition-Related Expenses

For the three months ended June 30, 2013 and 2012, we incurred acquisition-related expenses of $1.6 million and $1.1 million, respectively. For the six months ended June 30, 2013 and 2012, we incurred acquisition-related expenses of $2.6 million and $1.6 million, respectively. For the three and six months ended June 30, 2013, we incurred acquisition-related expenses associated with the acquisition of five Contributed Properties, seven additional properties and the ELRM Transaction. For the three and six months ended June 30, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction.

Depreciation and Amortization

For the three months ended June 30, 2013 and 2012, depreciation and amortization was $12.6 million and $3.0 million, respectively. The increase in depreciation and amortization of $9.6 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to the addition of the new properties resulting from 28 acquisitions, including 20 of the Contributed Properties, partially offset by assets becoming fully depreciated and amortized as of June 30, 2013. For the six months ended June 30, 2013 and 2012, depreciation and amortization was $23.8 million and $5.9 million, respectively. The increase in depreciation and amortization of $17.9 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily due to the addition of the new properties resulting from 28 acquisitions, including 20 of the Contributed Properties, partially offset by assets becoming fully depreciated and amortized as of June 30, 2013.

Interest Expense

For the three months ended June 30, 2013 and 2012, interest expense was $8.7 million and $2.9 million, respectively. For the six months ended June 30, 2013 and 2012, interest expense was $16.2 million and $5.7 million, respectively. Interest expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense on mortgage loan payables	$5,641	$2,747	$11,188	$5,496
Amortization of deferred financing fees	798	57	1,393	114
Amortization of debt (premium)/discount	(528)	34	(1,065)	68
Interest expense on unsecured notes payable to affiliate	75	—	90	—
Interest expense on unsecured note payable	5	26	9	52
Interest expense on Credit Facility	820	—	893	—
Interest expense on effective cash flow hedge	—	—	208	—
Fair value of cap rate agreement adjustment	28	—	55	—
Interest expense on preferred stock	1,497	—	2,804	—
Accretion expense on warrants	408	—	635	—

Total interest expense	$8,744	$2,864	$16,210	$5,730

Disposition Right Income

On March 28 and June 28, 2013, we purchased the Landmark at Mallard Creek and the Landmark at Monaco Gardens properties, respectively, which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of the Company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $750,000. Based on the aggregate purchase price we paid for the properties of $39.6 million, the resulting disposition fee due to NNN/MR Holdings would have been $2.0 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible for the three and six months ended June 30, 2013 was $671,000 and $1.2 million, respectively, and was recorded as disposition right income in our condensed consolidated statements of comprehensive loss.

Loss on Debt and Preferred Stock Extinguishment

For the three and six months ended June 30, 2013, we recognized a loss on debt and preferred stock extinguishment of $9.5 million and $10.2 million, respectively. In connection with our redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in prepayment penalties, a write off of $2.5 million in unamortized loan accretion and deferred financing costs, and $600,000 in redemption fees. A portion of the proceeds received from borrowings under the Credit Facility were used to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the six months ended June 30, 2013.

Income Tax Benefit

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $294,000 and $3.2 million was recognized for the three and six months ended June 30, 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million. As of June 30, 2013, we have recorded a net deferred tax liability of $2.0 million, which is classified in security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

Discontinued Operations

For the three months ended June 30, 2013 and 2012, we recognized income from discontinued operations of $0 and $28,000, respectively. For the six months ended June 30, 2013 and 2012, we recognized income from discontinued operations of $6.7 million and $16,000, respectively. The increase in income from discontinued operations was due to the net gain on the sale of one property with 350 apartment units on March 27, 2013.

Liquidity and Capital Resources

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and limited partnership unit holders. We estimate that we will require approximately $18.1 million to pay interest and $2.8 million to pay principal on our outstanding indebtedness in the remaining six months of 2013, based on rates in effect as of June 30, 2013.

We are required by the terms of the applicable mortgage loan documents and the Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of June 30, 2013, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments to common stockholders and OP Unit holders.

Generally, cash needs for items other than acquisitions of real estate and real-estate related investments will be met from operations, additional borrowings and refinancing existing loans. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

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

As described above, on June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS, for cash, 3,286,100 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. We used part of the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of the Series A Preferred Stock, and the Series B Preferred Stock, in full, for cash, in the aggregate amount of $56.2 million and $11.2 million, respectively. We used the remaining proceeds to acquire and renovate additional multi-family properties and have $10.9 million in real estate deposits and restricted cash for such purposes. In addition, until December 28, 2013, and subject to certain conditions, we can require the Investors to purchase up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $120.4 million. On July 23, 2013, we issued and sold, for cash, to (i) iStar $35.9 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $18.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share. On July 31, 2013, we issued and sold, for cash, to (i) iStar $5.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $2.5 million of additional shares of the Series D Preferred Stock, at $10.00 per share. We used proceeds from these additional preferred share issuances to fund the acquisitions of additional properties. See Note16, Subsequent Events – Additional Issuance of Series D Preferred Stock, for additional information.

As described above, on July 1, 2013, we issued and sold to 2335887 Limited Partnership, or the OPTrust Cash Investor, an affiliate of OPSEU Pension Trust, 1,840,491 shares of our common stock for $15.0 million in cash, and to MB Equity Holdings, Inc., an unaffiliated British Virgin Islands corporation, or MB Equity, 214,724 shares of our common stock for approximately $1.8 million in cash. Funds from the issuance of the common shares were used to fund the purchases of additional properties.

As of June 30, 2013, 11 of our 42 properties were pledged as collateral under our variable rate secured credit facility with Bank of America, N.A. and certain other lenders, or the Credit Facility, and we had drawn $114.3 million thereunder at a current annual interest rate of 2.99%, which represents the London Interbank Offered Rate, based on a two month interest period plus a base rate. The amount available under the Credit Facility will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. Subject to certain provisions of the Series D Preferred Stock, there currently are no limits or restrictions on the use of borrowings or the sale of assets that would prohibit us from making the proceeds available for distribution up to the current annual dividend rate applicable to common stockholders and OP unit holders.

We estimate that we will require approximately $5.1 million in expenditures for capital improvements for the remaining six months of 2013. As of June 30, 2013, we had $4.4 million of restricted cash in reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or additional borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2013 were $6.6 million, compared to cash flows provided by operating activities of $3.3 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, cash flows provided by operating activities primarily related to the operations of our 42 properties owned as of such period. For the six months ended June 30, 2012, cash flows provided by operating activities primarily related to the operations of our 15 properties owned as of such period. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were $173.9 million and $635,000, respectively. For the six months ended June 30, 2013, cash flows used in investing activities related to the acquisition of real estate operating properties of $171.0 million, capital expenditures of $2.6 million, changes in real estate deposits of $11.2 million and the change in restricted cash for capital replacement reserves of $2.4 million. This was offset by proceeds from the sale of an operating property of $13.3 million. For the six months ended June 30, 2012, cash flows used in investing activities related to capital expenditures of $747,000 and the change in restricted cash for capital replacement reserves of $61,000, offset by cash received from property management termination fees paid to our Property Manager of $173,000. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase additional properties, in which case cash flows used in investing activities would likely increase.

Cash flows provided by financing activities for the six months ended June 30, 2013 were $168.7 million, compared to cash flows used in financing activities of $2.5 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of Series A Preferred Stock of $10.0 million and Series D Preferred Stock of $98.6 million, borrowings on mortgage loan payables of $79.4 million and borrowings on the Credit Facility of $114.3 million. This was offset by redemptions of the Series A Preferred Stock and Series B Preferred Stock in the amounts of $50.0 million and $10.0 million, respectively, $51.1 million of payments on our mortgage loan payables, payments for prepayment penalties and deferred financing costs of $16.5 million, distributions to redeemable non-controlling interests in operating partnership of $3.5 million, distributions on LTIP Unit holders of $74,000 and distributions made to our stockholders in the amount of $2.3 million. For the six months ended June 30, 2012, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $452,000 and distributions made to our stockholders in the amount of $2.0 million. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

Distributions

Common Stock

The amount of the distributions we pay to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock, unless full cumulative distributions on the Series D Preferred Stock have been or contemporaneously are declared and paid in full in cash for all past distributions periods.

For the six months ended June 30, 2013, we paid aggregate distributions of $3.2 million ($930,000 of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cash flows provided by operating activities of $6.6 million. From our inception through June 30, 2013, we paid cumulative distributions of $49.0 million ($19.4 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $15.8 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the six months ended June 30, 2013, we paid aggregate distributions of $3.6 million ($91,000 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

LTIP Units

The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the six months ended June 30, 2013, we paid aggregate distributions of $74,000 to holders of our LTIP Units. Distributions accrue at month-end and are payable monthly in arrears.

Preferred Stock

Prior to our redemption on June 28, 2013, holders of shares of the Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. For the six months ended June 30, 2013, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $4.4 million. There were $31,000 of aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock as of June 30, 2013, which were paid in full in July 2013.

Holders of shares of our Series D Preferred Stock are entitled to a 14.47% annual distribution rate based upon a $10.00 per share value. There were $68,000 of aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of June 30, 2013. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Sources of Distributions

For the six months ended June 30, 2013, we paid aggregate common stock distributions of $3.2 million, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, were $(3.6) million while our modified funds from operations, or MFFO, as of June 30, 2013, were $10.9 million; therefore our management believes our common stock distribution policy is sustainable over time. For the six months ended June 30, 2012, we paid common stock distributions of $3.0 million, which were paid 100% from cash flows provided by operating activities. Our FFO was $1.4 million and MFFO was $4.6 million as of June 30, 2012. From our inception through June 30, 2013, we paid cumulative common stock distributions of $49.0 million. We paid $23.4 million of our cumulative aggregate common stock distributions, or 47.8%, from cash flows provided by operating activities, and $25.6 million, or 52.2%, from proceeds from our public offerings. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net loss, see Funds from Operations and Modified Funds from Operations below.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. However, we incurred higher leverage during the period prior to the investment of all of the net proceeds from our follow-on offering. As of June 30, 2013, our aggregate borrowings were 64.3% of all of the combined fair market value of all of our real estate and real estate-related investments.

Inflation

Our leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

Mortgage Loan Payables, Net, Unsecured Notes Payable to Affiliate, Unsecured Note Payable and Credit Facility

For a discussion of our mortgage loan payables, net, our unsecured notes payable to affiliate, our unsecured note payable and the Credit Facility, see Note 8, Debt, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of June 30, 2013, we had 32 mortgage loan payables outstanding in the aggregate principal amount of $508.0 million ($516.6 million, net of premium). As of June 30, 2013, we had $10.3 million outstanding under our unsecured notes payable to affiliate, $500,000 outstanding under our unsecured note payable and $114.3 million outstanding under our Credit Facility.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of June 30, 2013, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of June 30, 2013 (dollars in thousands):

	Payments Due by Period
	Less than 1 Year (2013)	1-3 Years (2013-2015)	3-5 Years (2015-2017)	More than 5 Years (After 2017)	Total
Principal payments — fixed rate debt	$2,108	$77,391	$116,930	$178,162	$374,591
Interest payments — fixed rate debt	9,727	35,583	25,082	12,691	83,083
Principal payments — variable rate debt	669	174,483	11,073	72,228	258,453
Interest payments — variable rate debt (based on rates in effect as of June 30, 2013)	3,886	11,024	4,129	7,977	27,016

Total	$16,390	$298,481	$157,214	$271,058	$743,143

Funds from Operations and Modified Funds From Operations

FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the six months ended June 30, 2013, we also chose to exclude from the calculation of FFO a taxable benefit of $3.2 million from a subsidiary.

In addition to FFO, we use MFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO, acquisition-related expenses, litigation related expenses, incentive compensation - LTIP units, fair value changes, disposition right income, loss on debt and preferred stock extinguishments, expenses for preferred stock, amortization of debt (premium)/discount and amortization of above market leases. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition-related expenses from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt (premium)/discount and amortization of above market leases in accordance with the practice guidelines of the Investment Program Association, an industry trade group. MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(9,334)	$(2,666)	$(9,010)	$(5,216)
Add:
Redeemable non-controlling interest	(9,137)	—	(8,842)	—
Depreciation and amortization, including discontinued operations	12,577	3,327	24,122	6,646

Net gain on the sale of depreciable property in discontinued operations	—	—	(6,620)	—
Income tax benefit	(294)	—	(3,207)	—

FFO	$(6,188)	$661	$(3,557)	$1,430

Add:
Acquisition-related expenses	$1,632	$1,080	$2,640	$1,609
Litigation related expenses	61	834	214	1,764
Incentive compensation — LTIP units	174	—	174	—
Fair value changes	173	—	162	—
Disposition right income	(671)	—	(1,231)	—
Loss on debt and preferred stock extinguishment	9,536	—	10,220	—
Expenses for preferred stock	2,165	—	3,920	—
Amortization of debt (premium)/discount	(528)	34	(1,065)	68
Amortization of above market leases	(492)	(106)	(627)	(293)

MFFO	$5,862	$2,503	$10,850	$4,578

Weighted average common shares and limited partnership units outstanding — basic	43,384,133	20,030,624	41,675,283	20,002,546

Weighted average common shares, limited partnership units and common stock equivalents outstanding — diluted	45,225,603	20,030,624	42,923,280	20,002,546

Net loss per common share attributable to common stockholders	$(0.43)	$(0.13)	$(0.42)	$(0.26)

FFO per common share and limited partnership units — basic and diluted	$(0.14)	$0.03	$(0.09)	$0.07

MFFO per common share and limited partnership units — basic	$0.14	$0.12	$0.26	$0.23

MFFO per common share, limited partnership units, and common stock equivalents — diluted	$0.13	$0.12	$0.25	$0.23

The following table is our reconciliation of FFO and MFFO share information to weighted average common shares outstanding, basic and diluted, reflected on the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares and limited partnership units outstanding basic	43,384,133	20,030,624	41,675,284	20,002,546
Weighted average number of limited partnership units outstanding	(21,628,550)	—	(20,278,027)	—

Weighted average number of common shares outstanding — basic per the condensed consolidated statements of comprehensive loss	21,755,583	20,030,624	21,397,257	20,002,546

Weighted average number of common shares, limited partnership units, and common stock equivalents outstanding — diluted	45,225,603	20,030,624	42,923,280	20,002,546
Weighted average number of limited partnership units outstanding	(21,628,550)	—	(20,278,027)	—
Weighted average number of LTIP Units	(366,120)	—	(366,120)	—
Weighted average number of unvested restricted common shares	(6,420)		(5,913)
Weighted average number of unvested limited partnership units	(1,212,888)	—	(723,187)	—
Weighted average number of unvested LTIP Units	(256,042)	—	(152,776)	—

Weighted average number of common shares outstanding — diluted per the condensed consolidated statements of comprehensive loss	21,755,583	20,030,624	21,397,257	20,002,546

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before general, administrative and other expenses, acquisition-related expenses, depreciation, amortization, and other expense, interest expense, non-controlling interest, loss on debt and preferred stock extinguishment, income tax benefit, disposition right income and net gain on the sale of depreciable property. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income of our owned and leased properties, for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income loss attributable to common stockholders	$(9,334)	$(2,666)	$(9,010)	$(5,216)
Add:
General, administrative and other expense	3,754	2,596	6,522	5,297
Acquisition-related expenses	1,632	1,080	2,640	1,609
Depreciation and amortization, including discontinued operations	12,577	3,327	24,122	6,646
Interest expense, including discontinued operations	8,744	3,084	16,366	6,167
Non-controlling interest	(9,137)	—	(8,842)	—
Loss on debt and preferred stock extinguishment	9,536	—	10,220	—
Less:
Management fee income	(1,351)	(728)	(1,593)	(1,434)
Income tax benefit	(294)	—	(3,207)	—
Disposition right income	(671)	—	(1,231)	—
Net gain on the sale of depreciable property in discontinued operations	—	—	(6,620)	—

Net operating income	$15,456	$6,693	$29,367	$13,069

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

The table below presents, as of June 30, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options (dollars in thousands).

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$2,108	$17,976	$59,415	$17,086	$99,844	$178,162	$374,591	$395,718
Weighted average interest rate on maturing debt	5.12%	5.06%	5.63%	5.52%	5.4%	4.79%	5.14%	—%
Variable rate debt — principal payments	$669	$17,844	$156,639	$9,412	$1,661	$72,228	$258,453	$259,070
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2013)	3.43%	4.62%	2.95%	4.08%	2.66%	2.67%	3.03%	—%

Mortgage loan payables were $508.0 million ($516.6 million, net of premium) as of June 30, 2013. As of June 30, 2013, we had 24 fixed and eight variable rate mortgage loans with effective interest rates ranging from 2.38% to 6.58% per annum, and a weighted average effective interest rate of 4.59% per annum. As of June 30, 2013, we had $364.3 million ($372.9 million, net of premium) of fixed rate debt, or 72% of mortgage loan payables, at a weighted average interest rate of 5.20% per annum, and $143.7 million of variable rate debt, or 28% of mortgage loan payables, at a weighted average effective interest rate of 3.06% per annum

As of June 30, 2013, we had unsecured notes payable to affiliate outstanding in the aggregate principal amount of approximately $10.3 million, with an interest rate of 3.00% and a maturity date on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange.

As of June 30, 2013, we had $114.3 million outstanding under our Credit Facility, with an effective interest rate of 2.99% and a maturity date of March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Certain mortgage loans payable, net were refinanced with the Credit Facility and were subject to prepayment penalties and write off of unamortized deferred financing costs that resulted in charges to earnings of $684,000, which were recorded in loss on debt and preferred debt extinguishment in the condensed consolidated statements of comprehensive loss during the six months ended June 30, 2013.

As of June 30, 2013, we had an unsecured note payable of $500,000 outstanding with an interest rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68% and a maturity date of August 3, 2015.

An increase in the variable interest rate on our eight variable interest rate mortgages constitutes a market risk. As of June 30, 2013, a 0.50% increase in the London Interbank Offered Rate would have increased our overall annual interest expense by $718,000, or 2.22%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 20, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

August 14, 2013	By:	/S/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

August 14, 2013	By:	/S/ JAMES G. MILLER
Date		James G. Miller
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2	Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.4	Articles Supplementary designating the Series D Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.5	Second Amended and Restated Bylaws (included as Exhibit 3.3 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.6	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.7	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.8	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.9	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.10	Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.11	Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.4	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.7	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

4.8	Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

4.9	Registration Rights Agreement (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

4.10	Registration Rights Agreement, dated July 1, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated as of June 28, 2013, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

10.2	Pledge Agreement, dated as of June 28, 2013, by and between Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP., iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

10.3	Amended and Restated Corporate Governance Agreement, dated as of June 28, 2013, by and among Landmark Apartment Trust of America, Inc., ELCO Landmark Residential Holdings LLC, 2335887 Limited Partnership, DK Landmark, LLC, iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

10.4	Second Amendment, dated as of June 28, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Bank of America and the lenders and guarantors party thereto (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

10.5	Master Contribution Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.6	Interest Contribution Agreement, dated July 1, 2013 (Grand Terraces and Stanford Reserve) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.7	Interest Contribution Agreement, dated July 1, 2013 (Fountain Oaks) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.8	Interest Contribution Agreement, dated July 1, 2013 (Courtyards on the River) (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.9	Interest Contribution Agreement, dated July 1, 2013 (Caveness and Lexington) (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.10	Interest Contribution Agreement, dated July 5, 2013 (Avondale) (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.11	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco LR OPT II REIT LP and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.12	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between MB Equity Holdings Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.13	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco Landmark Residential Holdings, LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.8 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.14	Tax Protection Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco LR OPT II REIT LP and Elco LR OPT II LP (included as Exhibit 10.9 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.15	Common Stock Purchase Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., 2335887 Limited Partnership and MB Equity Holdings, Inc., as the purchasers, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.16	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Preston Wood), dated April 12, 2013 (included as Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.17	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Barton Creek), dated April 12, 2013 (included as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.18	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Brentwood), dated April 12, 2013 (included as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.19	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Battleground Park), dated April 12, 2013 (included as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.20	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Courtyard Villas), dated April 12, 2013 (included as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.21	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Gleneagles), dated April 12, 2013 (included as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.22	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Tanglewood), dated April 12, 2013 (included as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.23	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Park Green), dated April 12, 2013 (included as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.24	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Briley Parkway), dated April 12, 2013 (included as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

10.25	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Bellevue Ridge), dated April 12, 2013 (included as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on May 15, 2013, and incorporated herein by reference)

15.0*	Acknowledgement letter of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.