Form 10-Q
period 2013-09-30
Landmark Apartment Trust of America, Inc.
filed 2013-11-14
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 6, 2013, there were 23,936,901 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

(In thousands, except for share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$1,226,540	$725,568
Cash and cash equivalents	18,632	2,447
Accounts receivable	1,382	1,879
Other receivables due from affiliates	5,272	1,613
Restricted cash	36,904	9,889
Goodwill	10,710	—
Real estate and escrow deposits	1,840	529
Identified intangible assets, net	41,162	7,548
Other assets, net	17,901	5,543

Total assets	$1,360,343	$755,016

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$740,113	$479,494
Unsecured notes payable to affiliates	10,784	—
Unsecured note payable	—	500
Credit facility	130,000	—
Series A cumulative non-convertible redeemable preferred stock	—	38,204
Series B cumulative non-convertible redeemable preferred stock	—	9,551
Series D cumulative non-convertible redeemable preferred stock with derivative	189,757	—
Accounts payable and accrued liabilities	28,914	16,054
Other payables due to affiliates	5,569	183
Acquisition contingent consideration	3,823	—
Security deposits, prepaid rent and other liabilities	9,597	5,970

Total liabilities	1,118,557	549,956
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 23,898,802 and 20,655,646 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	239	207
Additional paid-in capital	213,708	186,546
Accumulated other comprehensive loss, net	(421)	(260)
Accumulated deficit	(151,586)	(125,572)

Total stockholders’ equity	61,940	60,921
Redeemable non-controlling interests in operating partnership	175,448	144,139
Non-controlling interest	4,398	—

Total equity	241,786	205,060

Total liabilities and equity	$1,360,343	$755,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$35,062	$11,499	$82,104	$31,473
Other property revenues	4,254	1,555	10,496	4,144
Management fee income	1,360	576	2,953	2,010
Reimbursed income	3,739	2,637	8,416	7,813

Total revenues	44,415	16,267	103,969	45,440
Expenses:
Rental expenses	17,546	6,094	41,941	16,106
Property lease expense	664	1,045	2,217	3,174
Reimbursed expense	3,739	2,637	8,416	7,813
General, administrative and other expense	5,061	5,407	11,582	10,704
Acquisition-related expenses	9,327	15,035	11,967	16,644
Depreciation and amortization	20,576	3,260	43,837	8,668

Total expenses	56,913	33,478	119,960	63,109
Other income/(expense):
Interest expense, net	(10,321)	(3,433)	(23,074)	(8,507)
Preferred dividends classified as interest expense	(5,519)	(799)	(8,324)	(799)
Disposition right income	—	—	1,231	—
Loss on debt and preferred stock extinguishment	—	—	(10,220)	—

Loss from continuing operations before income tax	(28,338)	(21,443)	(56,378)	(26,975)
Income tax (expense)/benefit	(41)	—	3,078	—

Loss from continuing operations	(28,379)	(21,443)	(53,300)	(26,975)
Income from discontinued operations	3,471	203	10,540	519

Net loss	(24,908)	(21,240)	(42,760)	(26,456)
Less: Net loss attributable to redeemable non-controlling interests in operating partnership	12,640	246	21,482	246
Net loss attributable to non-controlling interest	422	—	422	—

Net loss attributable to common stockholders	$(11,846)	$(20,994)	$(20,856)	$(26,210)

Other comprehensive income/(loss):
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	423	—	373	—
Change in cash flow hedges	(844)	—	(534)	—

Comprehensive loss attributable to common stockholders	$(12,267)	$(20,994)	$(21,017)	$(26,210)

Earnings per weighted average common share — basic and diluted:
Loss per share from continuing operations attributable to common stockholders	$(0.57)	$(1.04)	$(1.17)	$(1.33)
Income per share from discontinued operations attributable to common stockholders	$0.07	$0.01	$0.23	$0.03

Net loss per share attributable to common stockholders — basic and diluted	$(0.50)	$(1.03)	$(0.94)	$(1.30)

Weighted average number of common shares outstanding — basic and diluted	23,847,912	20,331,515	22,223,118	20,113,002

Weighted average number of common units held by non-controlling interests — basic and diluted	23,649,520	561,893	21,414,208	188,665

Distributions declared per common share	$0.08	$0.08	$0.23	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2013

(In thousands, except for share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Non-Controlling Interest	Total Equity
	Number of Shares	Amount
BALANCE — December 31, 2012	20,655,646	$207	$186,546	$(260)	$(125,572)	$60,921	$144,139	$—	$205,060

Change in cash flow hedges				(161)		(161)	(373)		(534)
Issuance of common stock	3,067,032	30	24,964			24,994			24,994
Issuance of vested and nonvested restricted common stock	5,000		8			8			8
Offering costs			(367)			(367)			(367)
Issuance of LTIP units			800			800			800
Amortization of deferred compensation and LTIP unit compensation			364			364			364
Issuance of common stock under the Amended and Restated DRIP	171,124	2	1,393			1,395			1,395
Distributions					(5,158)	(5,158)	(5,137)		(10,295)
Issuance of limited partnership units for acquisition of properties and ELRM business							58,301		58,301
Net loss attributable to redeemable non-controlling interests in operating partnership							(21,482)		(21,482)
Non-controlling interests								4,820	4,820
Net loss attributable to non-controlling interest								(422)	(422)
Net loss attributable to common stockholders					(20,856)	(20,856)			(20,856)

BALANCE — September 30, 2013	23,898,802	$239	$213,708	$(421)	$(151,586)	$61,940	$175,448	$4,398	$241,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,760)	$(26,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, debt discount and discontinued operations)	44,653	11,241
Gain on sale of operating property	(10,019)	—
Disposition right income	(1,231)	—
Loss on debt and preferred stock extinguishment	10,220	—
Deferred income tax benefit	(3,320)	—
Accretion expense related to preferred stock	1,599	—
Fair value adjustment related to warrant liabilities	(431)	—
Fair value adjustment related to acquisition contingent consideration	(922)	—
Equity based compensation	1,172	3,155
Issuance of redeemable non-controlling interests in operating partnership for services rendered in the acquisition of the Affiliated Properties	6,693	—
Issuance of common stock for services rendered for the Recapitalization Transaction	—	1,834
Bad debt expense	837	229
Changes in operating assets and liabilities:
Increase in operating assets	(22,117)	(2,335)
Increase in operating liabilities	27,290	1,444

Net cash provided/(used in) by operating activities	11,664	(10,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties, net	(336,897)	(46,078)
Proceeds from the sale of operating property, net	24,480	—
Cash received from property management termination fees	—	173
Capital expenditures	(6,022)	(1,372)
Purchase deposits on real estate acquisitions	(1,312)	(3,565)
Change in restricted cash — capital replacement reserves	(19,199)	(293)

Net cash used in investing activities	(338,950)	(51,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	140,759	32,045
Payments on mortgage loan payables	(52,926)	(988)
Payment on unsecured note payable	—	(7,750)
Borrowings on credit facility	130,000	—
Proceeds from the issuance of common stock	16,750	—
Proceeds from the issuance of redeemable preferred stock	198,793	50,000
Payment of prepayment penalties and deferred financing costs	(20,610)	(2,305)
Redemption of preferred stock	(60,000)	—
Payment of offering costs	(367)	(7)
Distributions paid to common stockholders	(3,550)	(3,035)
Distributions paid to holders of LTIP Units	(141)	(9)
Distributions paid to redeemable non-controlling interests in operating partnership	(5,237)	(33)

Net cash provided by financing activities	343,471	67,918

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,185	5,895
CASH AND CASH EQUIVALENTS — Beginning of period	2,447	1,091

CASH AND CASH EQUIVALENTS — End of period	$18,632	$6,986

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and credit facility	$20,509	$9,441
Interest on preferred stock	$9,307	$—
State income taxes	$242	$112
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties, net of premium	$220,059	$26,186
Unsecured notes payable to affiliate	$10,284	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$51,420	$14,630
Issuance of common stock for the acquisition of properties	$8,244	$2,100
Release of mortgage loan payable on the sale of a property	$45,612	$—
Issuance of common stock under the Amended and Restated DRIP	$1,395	$1,478
Issuance of limited partnership units due to reinvestment of distribution	$189	$—
Distributions declared but not paid on common stock	$597	$521
Distributions declared but not paid on LTIP Units	$—	$9
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$646	$45
Change in other comprehensive loss	$534	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

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

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined the fair value of our common stock, by reference to the then recently completed Recapitalization Transaction (as defined below), as reported in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the 2012 Annual Report on Form 10-K, filed with the SEC on March 20, 2013. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value.

As disclosed previously, on August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in the operating partnership, cash and assumed mortgage indebtedness. As of September 30, 2013, we had completed the acquisition of 21 of the 22 Contributed Properties. The acquisition of the last of the Contributed Properties, known as Andros Isles Apartments, or the Andros property, is subject to the satisfaction of various customary closing conditions and certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period.

On June 28, 2013, our company and the operating partnership entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, a Delaware limited liability company and an affiliate of iStar Financial Inc., and BREDS II Q Landmark LLC, a Delaware limited liability company, or BREDS (BREDS and iStar are collectively referred to herein as the Investors), an aggregate of up to $219.0 million in shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, a new series of our company’s preferred stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. On June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS, for cash, 3,286,100 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. We used part of the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our 9.75% Series A Cumulative Non-Convertible Preferred Stock, or the Series A Preferred Stock, and the 9.75% Series B Cumulative Non-Convertible Preferred Stock, or the Series B Preferred Stock, in full, for cash, in the aggregate amount of $56.2 million and $11.2 million, respectively. We used the remaining proceeds to acquire and renovate additional multifamily properties. In addition, until December 28, 2013, and subject to certain conditions, we can require the Investors to purchase up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $120.4 million. Accordingly, in the quarter ended September 30, 2013, we had issued 9,021,000 in additional shares of Series D Preferred Stock to iStar and BREDS for cash at a price of $10.00 per share, for an aggregate of $90.2 million. We used proceeds from these additional preferred share issuances to fund the acquisitions of additional properties. See Note 9, Preferred Stock and Warrants to Purchase Common Stock—Series D Preferred Stock, and Note 16, Subsequent Events, for additional information.

On July 1, 2013, we and our operating partnership entered into a series of definitive agreements that collectively set forth the terms and conditions pursuant to which we agreed to:

•	acquire from Elco Landmark Residential Holdings LLC, or EL, and certain of its affiliates, or collectively, the Affiliated Entities, a portfolio of seven multifamily apartment communities, or the Affiliated Properties, containing an aggregate of 1,982 units, in a transaction pursuant to which the Affiliated Entities assigned, sold or contributed, as applicable, 100% of the outstanding equity interests in each entity that owns, directly or indirectly, the Affiliated Properties, in exchange for aggregate consideration valued at approximately $129.5 million, consisting of approximately (i) 1,200,000 in common units of limited partnership interests in our operating partnership for an aggregate of $9.8 million (subject to prorations related to standard and customary prorated amounts arising in connection with the acquisition of the Affiliated Properties); (ii) $59.1 million paid in cash; and (iii) approximately $60.6 million in assumed indebtedness encumbering the Affiliated Properties (based on principal amounts outstanding as of June 30, 2013);

•	issue and sell to 2335887 Limited Partnership, or the OPTrust Cash Investor, 1,840,491 shares of our common stock for $15.0 million in cash; and

•	issue and sell to MB Equity Holdings, Inc., an unaffiliated British Virgin Islands corporation, or MB Equity, 214,724 shares of our common stock for $1.8 million in cash.

The closing with respect to the acquisition of four of the Affiliated Properties occurred on July 1, 2013, and closings with respect to two of the Affiliated Properties occurred on July 3, 2013. The closing of the acquisition of the seventh Affiliated Property occurred on July 25, 2013. See Note 4, Real Estate Investments—Operating Properties, Net, Note 12, Equity—Common Stock, Note 13, Non-Controlling Interest—Redeemable Non-Controlling Interests in Operating Partnership and Note 15, Business Combinations—Property Acquisitions, for additional information.

For the nine months ended September 30, 2013, we had completed the acquisition of 30 properties, including five Contributed Properties, seven Affiliated Properties, and one property which we acquired through a consolidated joint venture arrangement, adding a total of 8,607 apartment units to our portfolio. As of September 30, 2013, we owned a total of 59 properties, including one property held through a consolidated joint venture, and one parcel of submerged land with an aggregate of 16,928 apartment units, which had an aggregate purchase price of $1.3 billion. We also managed two properties with an aggregate of 550 units owned by unaffiliated third parties and leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. As a result of our acquisition of the property management business of Elco Landmark Residential Management LLC, or ELRM, on March 14, 2013, or the ELRM Transaction, we also serve as the third-party manager for another 38 properties. The table below shows the composition of the properties we owned, leased or managed as of September 30, 2013:

State	Number of Properties	Number of Units
Texas	20	5,373
North Carolina	12	3,370
Virginia	2	394
Georgia	5	1,544
Florida	14	3,687
Tennessee	3	1,000
South Carolina	2	480
Alabama	1	1,080

Total Owned Properties	59	16,928
Total Leased Properties	2	550
Total Managed Properties	38	13,667

For additional information regarding the completed acquisitions of certain of the Contributed Properties, see Note 4, Real Estate Investments—Operating Properties, Net and Note 15, Business Combinations—Property Acquisitions.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of warrant liabilities from the Series A Preferred Stock and the Series B Preferred Stock into security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

Income Taxes

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax (expense)/benefit of $(41,000) and $3.1 million was recognized for the three and nine months ended September 30, 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million. As of September 30, 2013, we have recorded a net deferred tax liability of $1.9 million, which is classified in security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

3. Recapitalization Transaction

Acquired Contributed Properties

As of September 30, 2013, we had completed the acquisitions of 21 of the 22 Contributed Properties. See Note 4, Real Estate Investments—Operating Properties, Net and Note 15, Business Combinations—Property Acquisitions for more detail.

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

We anticipate completing the acquisition of the Andros property in the first quarter of 2014. However, there is no assurance that the conditions to closing will be satisfied. Failure to satisfy closing conditions could delay or prevent the closing of the Andros contribution transaction.

4. Real Estate Investments — Operating Properties, Net

The investments in our consolidated operating properties, net consisted of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Land	$193,522	$103,159
Land improvements	101,738	61,242
Building and improvements	982,997	609,241
Furniture, fixtures and equipment	26,570	17,515

	1,304,827	791,157
Less: accumulated depreciation	(78,287)	(65,589)

	$1,226,540	$725,568

Depreciation expense for the three months ended September 30, 2013 and 2012 was $9.8 million and $2.9 million, respectively, and for the nine months ended September 30, 2013 and 2012, was $23.9 million and $8.2 million, respectively.

Real Estate Acquisitions

During the nine months ended September 30, 2013, we completed the acquisition of five of the Contributed Properties and 25 additional properties, as set forth below (in thousands, except unit data):

Property Description	Date Acquired	Number of Units	Total Purchase Price per Purchase Agreement
Richmond on the Fairway — Lawrenceville, GA	January 31, 2013	243	$10,500
Landmark at Brighton Colony — Charlotte, NC	February 28, 2013	276	$30,000
Landmark at Greenbrooke Commons — Charlotte, NC	February 28, 2013	279	$34,000
Landmark at Mallard Creek — Charlotte, NC	March 28, 2013	240	$18,750
Monterra Pointe — Arlington, TX	March 29, 2013	200	$12,088
Palisades at Bear Creek — Euless, TX	March 29, 2013	120	$8,050
Crestmont Reserve — Dallas, TX	March 29, 2013	242	$18,800
Kensington Station — Bedford, TX	March 29, 2013	238	$15,150
Reserve at River Walk — Columbia, SC	April 30, 2013	220	$15,255
Victoria Park — Charlotte, NC	April 30, 2013	380	$20,500
Landmark at Barton Creek — Austin, TX	June 28, 2013	298	$37,500
Landmark at Monaco Gardens — Charlotte, NC	June 28, 2013	276	$20,881
Grand Terraces — Charlotte, NC	July 1, 2013	240	$15,750
Stanford Reserve — Charlotte, NC	July 1, 2013	310	$15,100
Courtyards on the River — Tampa, FL	July 1, 2013	296	$16,250
Fountain Oaks — Jacksonville, FL	July 1, 2013	160	$7,000
Caveness Farms — Wake Forest, NC	July 3, 2013	288	$26,675
Lexington on the Green — Raleigh, NC	July 3, 2013	384	$23,500
Landmark at Wynton Pointe — Nashville, TN	July 23, 2013	380	$32,390
Landmark at Gleneagles — Dallas, TX	July 23, 2013	590	$42,250
Landmark at Prescott Woods — Austin, TX	July 23, 2013	364	$24,300
Avondale by the Lakes — St. Petersburg, FL	July 25, 2013	304	$18,450
Landmark at Stafford Landing — Ocoee, FL (1)	July 31, 2013	522	$34,800
Landmark at Savoy Square — Clearwater, FL	August 16, 2013	182	$10,000
Landmark at Ocean Breeze — Melbourne, FL	August 16, 2013	224	$9,400
Grand Arbor Reserve — Raleigh, NC	August 20, 2013	297	$22,750
Landmark at Battleground Park — Greensboro, NC	September 9, 2013	240	$14,780
Landmark at Glenview Reserve — Nashville, TN	September 9, 2013	360	$22,300
Landmark at Lyncrest Reserve — Nashville, TN	September 20, 2013	260	$21,220
Landmark at Preston Wood — Richardson, TX	September 20, 2013	194	$12,250

(1)	The Landmark at Stafford Landing property was purchased through our joint venture with Legacy Stafford Landing, LLC. See Consolidated Joint Venture below, for additional information.

Consolidated Joint Venture

On July 31, 2013, we purchased Landmark at Stafford Landing property through our joint venture with Legacy Stafford Landing, LLC. We own a 60.19% controlling interest and our joint venture partner owns a 39.81% non-controlling interest in Landmark at Stafford Landing, LLC, which is the entity that owns the Landmark of Stafford Landing property. The joint venture is consolidated due to our controlling interest in Landmark at Stafford Landing, LLC.

5. Real Estate Disposition Activities

During the nine months ended September 30, 2013, we sold two properties with an aggregate of 700 apartment units for a combined purchase price of $71.7 million. We received cash proceeds of $24.5 million net of certain prorations and other closing adjustments. In conjunction with the disposition of these properties, mortgage note payables of $45.6 million were released. As of the date of disposal, the properties had a net carrying value of $60.2 million.

The operations have been presented as income from discontinued operations in the accompanying condensed consolidated statements of comprehensive loss. The gain on sale from these properties is classified in income from discontinued operations on the condensed consolidated statements of comprehensive loss.

Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Rental income	$695	$1,900	$3,604	$5,485
Other property revenues	142	246	584	762

	837	2,146	4,188	6,247
Rental expenses	(349)	(789)	(1,583)	(2,244)
Interest expense, net	(250)	(541)	(1,057)	(1,633)
Depreciation and amortization expense	(166)	(613)	(1,027)	(1,851)

	(765)	(1,943)	(3,667)	(5,728)

Income before net gain on the sale of property	72	203	521	519

Net gain on the sale of property	3,399	—	10,019	—

Income from discontinued operations	$3,471	$203	$10,540	$519

6. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Disposition fee rights (1)	$830	$1,580
In-place leases, net of accumulated amortization of $22.3 million and $3.9 million as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 5.6 months and 4.7 months as of September 30, 2013 and December 31, 2012, respectively)	20,753	5,968
Trade name and trade marks (indefinite lives)	200	—
Property management contracts, net of accumulated amortization of $1.5 million and $0 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 168.8 months and 0 months as of September 30, 2013 and December 31, 2012, respectively)	19,379	—

	$41,162	$7,548

(1)	On March 28, 2013 and June 28, 2013, we purchased the Landmark at Mallard Creek and the Landmark at Monaco Gardens properties, respectively, which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of the Company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $750,000. Based on the aggregate purchase price we paid for the properties of $39.6 million, the resulting disposition fee due to NNN/MR Holdings would have been $2.0 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible during the nine months ended September 30, 2013 was $1.2 million, and was recorded as disposition right income in our condensed consolidated statements of comprehensive loss.

As of September 30, 2013 and December 31, 2012, we had net lease above market intangibles of $1.6 million and $0, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. We amortize our net lease above market intangibles on a straight-line basis as an increase to rental income.

Amortization expense recorded on the identified intangible assets for the three months ended September 30, 2013 and 2012 was $10.7 million and $371,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $19.9 million and $473,000, respectively.

7. Other Assets, Net

Other assets, net consisted of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $3.0 million and $1.8 million as of September 30, 2013 and December 31, 2012, respectively (1)	$13,699	$4,509
Prepaid expenses and deposits	3,727	992
Fair value of cap rate agreement	475	42

	$17,901	$5,543

(1)	During the nine months ended September 30, 2013, we wrote off unamortized deferred financing costs of $1.5 million to loss on debt and preferred stock extinguishment in our condensed consolidated statements of comprehensive loss. See Note 8, Debt—Loss on Debt Extinguishment, for more information on the write-off of unamortized deferred financing costs related to debt extinguishments.

Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2013 and 2012 was $1.1 million and $216,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $2.5 million and $323,000, respectively. Amortization expense recorded on the deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of comprehensive loss.

8. Debt

Our mortgage loan payables, net, unsecured notes payable to affiliates and variable rate secured credit facility with Bank of America, N.A. and certain other lenders, or the Credit Facility, as of September 30, 2013 and December 31, 2012, are summarized below (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage loan payables — fixed	$561,040	$353,102
Mortgage loan payables — variable	169,481	116,719

Total secured fixed and variable rate debt	730,521	469,821
Premium, net	9,592	9,673

Total mortgage loan payables, net	740,113	479,494
Credit Facility	130,000	—

Total secured fixed and variable rate debt, net	$870,113	$479,494

Unsecured notes payable to affiliates	$10,784	$—
Unsecured note payable	—	500

Total unsecured notes	$10,784	$500

Scheduled payments and maturities of mortgage loan payables, net, unsecured notes payable to affiliates and the Credit Facility outstanding at September 30, 2013 were as follows (dollars in thousands):

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities
2013	$2,233	$—	$—
2014	9,360	29,714	—
2015	8,615	245,067	500
2016	8,356	83,338	—
2017	7,763	99,726	—
Thereafter	19,104	347,245	10,284

	$55,431	$805,090	$10,784

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables.

Mortgage Loan Payables, Net

Mortgage loan payables, net were $730.5 million ($740.1 million, net of premium) and $469.8 million ($479.5 million, net of premium) as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had 40 fixed rate and nine variable rate mortgage loans with effective interest rates ranging from 2.38% to 6.58% per annum, and a weighted average effective interest rate of 4.69% per annum. As of September 30, 2013, we had $561.0 million ($570.6 million, net of premium) of fixed rate debt, or 77.0% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum and $169.5 million of variable rate debt, or 23.0% of mortgage loan payables, at a weighted average effective interest rate of 2.95% per annum. As of December 31, 2012, we had 26 fixed rate and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.66% per annum. As of December 31, 2012, we had $353.1 million ($362.7 million, net of premium) of fixed rate debt, or 75.2% of mortgage loan payables, at a weighted average interest rate of 5.21% per annum and $116.7 million of variable rate debt, or 24.8% of mortgage loan payables, at a weighted average effective interest rate of 3.01% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of September 30, 2013 and December 31, 2012, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of September 30, 2013, 14 of our mortgage loan payables had monthly interest-only payments, while 34 of our mortgage loan payables as of September 30, 2013 had monthly principal and interest payments.

Unsecured Notes Payable to Affiliates and Unsecured Note Payable

On March 14, 2013, we, through our operating partnership as the borrower, entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of EL, as part of the consideration in connection with the ELRM Transaction, for $10.0 million. Between May 10, 2013 and September 23, 2013, as part of the acquisition contingent consideration in connection with the ELRM Transaction, we incurred certain obligations payable to Holdings II and issued unsecured promissory notes in the aggregate principal amount of $284,000. These unsecured notes payable to affiliate mature on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00%.

As of December 31, 2012, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on August 3, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%. On July 31, 2013, Legacy Galleria, LLC became our affiliate. In connection with the joint venture transaction with Legacy at Stafford Landing, LLC, our joint venture partner, the Legacy Unsecured Note was recorded as an unsecured note payable to affiliates in our condensed consolidated balance sheets as of September 30, 2013. See Note 4, Real Estate Investments—Operating Properties, Net—Consolidated Joint Venture, for additional information.

Credit Facility

As of September 30, 2013, the outstanding principal amount under the Credit Facility was $130.0 million. The Credit Facility is in the aggregate maximum principal amount of $130.0 million and, subject to certain terms and conditions, can be increased by up to an additional $50.0 million upon approval from the lender and Series D Preferred Stock stockholders. The amount available under the Credit Facility is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all collateral properties. The credit agreement of the Credit Facility permits multiple term loan draws, which are only available to be drawn for six months following the closing date of the Credit Facility. As of September 30, 2013, 12 of our properties were pledged as collateral under the Credit Facility and we had drawn the full $130.0 million under the Credit Facility. See Note 16, Subsequent Events for further discussion.

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

All borrowings under the credit agreement bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1.0% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1.0% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of September 30, 2013, our current annual interest rate was 3.15%, which represents the London Interbank Offered Rate, based on a six month interest period plus a base rate. We are required by the terms of Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of September 30, 2013, we were in compliance with all such requirements.

Loss on Debt Extinguishment

As of September 30, 2013, we had borrowed approximately $130.0 million under the Credit Facility. These proceeds were used, in part, to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the nine months ended September 30, 2013.

9. Preferred Stock and Warrants to Purchase Common Stock

Series A Preferred Stock and Series B Preferred Stock

We previously issued and sold, for cash, 5,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. As described herein, on June 28, 2013, we redeemed all of the issued and outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock using proceeds from our issuance of the Series D Preferred Stock. Accordingly, as of September 30, 2013, no shares of Series A Preferred Stock or Series B Preferred Stock were issued or outstanding. As of December 31, 2012, the aggregate amount in issued shares of the Series A Preferred Stock was $38.2 million, and the aggregate amount in issued shares of the Series B Preferred Stock, was $9.6 million.

Based on the requirement for redemption for cash, the Series A Preferred Stock and the Series B Preferred Stock were classified as a liability in our condensed consolidated balance sheet as of December 31, 2012. The preferred share liability was accreted through June 28, 2013. For the nine months ended September 30, 2013, we recorded $635,000 in accretion, which was recorded as interest expense in our consolidated statements of comprehensive loss. We redeemed the Series A Preferred Stock and the Series B Preferred Stock in the amounts of $50.0 million and $10.0 million, respectively, and wrote off the remaining unamortized accretion in the amount of $1.3 million, which is recorded as loss on debt and preferred stock extinguishments in our condensed consolidated statements of comprehensive loss. Refer to Warrants to Purchase Common Stock below. The Series A Preferred Stock and the Series B Preferred Stock were considered equity securities for federal income tax purposes.

The Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution based on $10.00 per share recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive loss through June 28, 2013. For the nine months ended September 30, 2013, we incurred $2.7 million in interest expense to holders of the Series A Preferred Stock and Series B Preferred Stock. For the three and nine months ended September 31, 2012, we incurred $799,000 in interest expense. As of September 30, 2013 and December 31, 2012, there were $0 and $1.7 million, respectively, of aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock.

Series D Preferred Stock

As of September 30, 2013, we had issued an aggregate of 18,879,300 shares of Series D Preferred Stock to iStar and BREDS, at $10.00 per share. In addition, until December 2013, and subject to certain conditions, we can require the Investors to purchase, on the same pro rata basis as their initial purchase of shares of Series D Preferred Stock, up to an aggregate of 3,020,000 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $30.2 million.

Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 8.75% per annum compounded monthly, or the Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. The Company, however, may elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Current Dividend on the 15th of each month. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock at an amount greater than the current distribution rate or redeeming, repurchasing or otherwise acquiring shares of our common stock, in either case, unless full cumulative dividends on the Series D Preferred Stock have been or contemporaneously are declared and paid in full in cash for all past dividend periods. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive loss. For the three months and nine months ended September 30, 2013, we incurred interest expense of $5.5 million and $5.6 million, respectively. We did not incur interest expense during the three and nine months ended September 30, 2012.

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

We are required to redeem all outstanding shares of Series D Preferred Stock on June 28, 2016, subject to a one year extension, for a cash payment to the Investors in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the agreement. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our condensed consolidated balance sheet as of September 30, 2013. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the agreement. If an event of default occurs on our mortgage loan payables, net, the Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock.

In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreement, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. As of September 30, 2013, the fair value of this derivative remained at $13.5 million. The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through interest expense. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three months and nine months ended September 30, 2013 was $964,000. The Series D Preferred Stock and the derivative are presented together in the condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock with derivative in the amount of $189.8 million.

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

Warrants to Purchase Common Stock

In connection with the issuances of the Series A Preferred Stock and the Series B Preferred Stock, we issued warrants to purchase an aggregate of $60.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80.0% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering and in connection with a change of control.

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

We measured the fair value of the warrants as of September 30, 2013 and December 31, 2012 at $0.34 per warrant and $0.41 per warrant, respectively, and recorded $2.0 million as of each September 30, 2013 and December 31, 2012, reflected in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in general, administrative and other expense in the consolidated statements of comprehensive loss. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

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

Acquisition Contingent Consideration

We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to the operating partnership of EL’s economic rights to earn property management fees for managing certain real estate assets, the operating partnership agreed to issue up to $10.0 million in restricted limited partnership units to EL. Additionally, EL has the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties that may be acquired by EL and certain of its affiliates. We recorded an estimated fair value of $6.7 million for this contingent consideration on March 14, 2013, which was recorded in acquisition contingent consideration in our condensed consolidated balance sheets as of March 31, 2013. During the nine months ended September 30, 2013, this liability was reduced by incurring liabilities of $2.0 million and by an adjustment to the fair value calculation of $922,000. As of September 30, 2013, we determined that the fair value of the acquisition contingent consideration was $3.8 million. Of the $2.0 million in incurred liabilities, we issued $855,000 in restricted limited partnership units as consideration for the economic rights to earn property management fees and back-end participation for managing certain real estate assets. We also incurred liabilities in the amount of $1.1 million for projected fees that we would earn in connection with new property management agreements for properties that were acquired by EL and certain of its affiliates. Of the $1.1 million in incurred liabilities, we paid $568,000, which included the issuance of $284,000 in restricted limited partnership units and promissory notes in the aggregate principal amount of $284,000. The remaining $568,000 of incurred liabilities are due on March 14, 2014 and will be paid 50% in restricted limited partnership units and 50% in promissory notes. The remaining incurred liabilities are recorded in other payables due to affiliates on the condensed consolidated balance sheets as of September 30, 2013. The $284,000 of restricted limited partnership units were issued on each of July 31, 2013 and September 23, 2013. As of September 30, 2013, the obligation due to EL in the amount of $284,000 was recorded in unsecured notes payable to affiliates on the condensed consolidated balance sheets. The change in fair value of $922,000 is recorded in general, administrative and other expense on our condensed consolidated statements of comprehensive loss. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

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

ELRM and Management Support Services Agreement

In connection with the Recapitalization Transaction, on August 3, 2012, ATA Property Management, LLC, or our Property Manager, entered into a management support services agreement with ELRM. During the period from January 1, 2013 to March 14, 2013, 16 of the 34 properties we owned were Contributed Properties that had management support services performed by ELRM, while 16 of our other properties had accounting services performed by ELRM. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.0% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2.0% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. See Note 15, Business Combinations—ELRM Transaction, for more information on the acquisition of the property management business of ELRM.

Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, owned a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services. For the three months ended September 30, 2013 and 2012, we incurred approximately $0 and $25,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred approximately $418,000 and $25,000, respectively, in both management support services fees and accounting services performed by ELRM on 32 of our 34 properties from January 1, 2013 through March 14, 2013, which are included in general, administrative and other expense in the consolidated statements of comprehensive loss. As of September 30, 2013 and December 31, 2012, we had $5.6 million and $183,000, respectively, due to EL, in connection with the ELRM Transaction and management support services performed by ELRM, which were recorded in other payables due to affiliates in our condensed consolidated balance sheets.

We are reimbursed between 25% and 100% by EL for the salaries we pay to certain of our employees. Amounts reimbursed represent management’s estimate of these employees’ time spent on behalf of EL. For the three and nine months ended September 30, 2013, we were reimbursed $228,750 and $391,800, respectively, by EL.

As a result of the ELRM Transaction, our Property Manager also serves as the third-party manager for another 38 properties, all of which are owned by EL or its affiliates.

As of September 30, 2013 and December 31, 2012, we had $5.3 million and $1.6 million outstanding, respectively, that were recorded in other receivables due from affiliates. The amounts outstanding represented amounts due from EL related to the acquisition of certain of the Contributed Properties and the ELRM Transaction.

Unsecured Notes Payable to Affiliates

On March 14, 2013, we entered into an unsecured note in the principal amount of $10.0 million payable to Holdings II as part of the consideration in connection with the ELRM Transaction. Also between May 10 and September 23, 2013, as part of the acquisition contingent consideration in connection with the ELRM Transaction, we incurred certain obligations payable to Holdings II and, as partial consideration, issued unsecured promissory notes in the aggregate principal amount of $284,000. See Note 8, Debt—Unsecured Notes Payable to Affiliates, for additional information on the terms of the notes.

On October 19, 2012, we entered into an unsecured note payable to Legacy Galleria, LLC in the amount of $500,000 which was issued as part of the purchase consideration for the Landmark at Magnolia Glen property. Legacy Galleria, LLC is an affiliate with Legacy at Stafford Landing, LLC, our joint venture partner. See Note 4, Real Estate Investments—Operating Properties, Net—Consolidated Joint Venture and Note 8, Debt—Unsecured Notes Payable to Affiliates, for additional information on the terms of the note.

12. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2013, we had issued and outstanding 18,879,300 shares of Series D Preferred Stock. As of December 31, 2012, we had issued and outstanding 4,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock, which were fully redeemed as of September 30, 2013. See Note 9, Preferred Stock and Warrants to Purchase Common Stock for more information on the terms of such shares.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of September 30, 2013 and December 31, 2012, we had 23,898,802 and 20,655,646 shares, respectively, of our common stock issued and outstanding.

During the nine months ended September 30, 2013, we issued 171,124 shares of our common stock pursuant to the Amended and Restated DRIP, 1,011,817 shares of our common stock in connection with our acquisition of two properties, 2,055, 215 shares of our common stock issued for cash and used in the acquisition of our Affiliated Properties, and 5,000 shares of our restricted common stock to our independent directors pursuant to the terms and conditions of the 2006 Award Plan.

Our distributions are subject to approval by our board of directors. Our common stock distributions as of September 30, 2013 and December 31, 2012 totaled $0.30 per share for each period then ended. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock, unless full cumulative distributions on the Series D Preferred Stock have been or contemporaneously are declared and paid in full in cash for all past distributions periods.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Non-vested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2013 and December 31, 2012, there were 7,400 and 5,400, respectively, non-vested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The LTIP Units could potentially dilute the basic earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

Limited Partnership Units

As of September 30, 2013 and December 31, 2012, we had issued 25,841,779 and 18,688,221 limited partnership units to our non-controlling interest holders, respectively, for a preliminary total consideration of $210.6 million and $152.3 million, respectively, in connection with the closing of 20 of the Contributed Properties, the acquisition of 14 additional properties and the ELRM Transaction. In connection with the ELRM Transaction, EL and certain of its affiliates can receive up to an additional $5.2 million in limited partnership units based upon the preliminary valuation of these units. The limited partnership units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 13, Non-Controlling Interest—Redeemable Non-Controlling Interests in Operating Partnership, for further information on our limited partnership units.

LTIP Units

As of September 30, 2013 and December 31, 2012, we had issued 720,321 and 366,120 LTIP Units, respectively, to certain of our executive officers. On March 14, 2013, we issued 256,042 restricted LTIP Units, in connection with the ELRM Transaction. The restricted LTIP units will vest in equal amounts over a period of three years, subject to certain cancellation provisions. On August 27, 2013, we issued 98,159 LTIP Units as incentive compensation to certain of our executive officers.

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

For the three months ended September 30, 2013 and 2012, $465,000 and $480,000, respectively, in distributions were reinvested, and 57,028 and 56,117 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP. For the nine months ended September 30, 2013 and 2012, $1.4 million and $1.5 million, respectively, in distributions were reinvested, and 171,124 and 161,077 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP. As of September 30, 2013 and December 31, 2012, a total of $19.9 million and $18.5 million, respectively, in distributions were reinvested, and 2,131,417 and 1,960,293 shares of our common stock, respectively, were issued pursuant to the Amended and Restated DRIP.

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

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2013 and 2012, we recognized compensation expense of $6,000 and $33,000, respectively, and for the nine months ended September 30, 2013 and 2012, we recognized compensation expense of $24,000 and $45,000, respectively, related to the restricted common stock grants, ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other expense in our accompanying consolidated statements of comprehensive loss.

As of September 30, 2013 and December 31, 2012, there was $60,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the non-vested shares of our restricted common stock. As of September 30, 2013, this expense is expected to be recognized over a remaining weighted average period of 2.99 years.

As of September 30, 2013 and December 31, 2012, the fair value of the nonvested shares of our restricted common stock was $67,000 and $54,000, respectively, based upon a $9.00 weighted average per share purchase price at grant date. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2013 and December 31, 2012, and the change for the nine months ended September 30, 2013, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2012	5,400	$10.00
Granted	5,000	8.15
Vested	(3,000)	8.15
Forfeited	—	—

Balance — September 30, 2013	7,400	$9.00
Expected to vest — September 30, 2013	7,400	$9.00

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

13. Non-Controlling Interests

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

The net income (loss) is allocated to holders of the limited partnership units based upon the weighted average number of limited partnership units outstanding to total common shares plus limited partnership units outstanding during the period. As of September 30, 2013, we had issued 25,841,779 limited partnership units for a total consideration of $210.6 million, of which: 21,215,430 limited partnership units, valued at $172.9 million, were issued in connection with the closing of 20 of the 22 Contributed Properties; 3,256,148 limited partnership units, valued at $26.5 million, were issued in connection with the acquisition of additional properties; and 1,370,201 restricted limited partnership units, valued at $11.2 million, were issued in connection with the ELRM Transaction. The restricted limited partnership units will vest in equal amounts over a period of five years and are subject to accelerated vesting, cancellation and forfeiture. If all of the limited partnership units were to be redeemed, the total redemption value would be $210.6 million as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, distributions accrued but not paid on the limited partnership units were in the amount of $646,000 and $934,000, respectively.

Adjustments to our redeemable non-controlling interest in operating partnership are recorded to reflect increases or decreases in the ownership of our operating partnership by holders of the limited partnership units, including the redemption of limited partnership units for cash or in exchange for shares of our common stock, when applicable.

As of September 30, 2013 and December 31, 2012, we owned approximately 61.7% and 52.5% of the general and limited partnership interest in our operating partnership, respectively, and the limited partners owned approximately 38.3% and 47.5%, respectively, of the limited partnership interests in our operating partnership.

Non-Controlling Interest

Non-controlling interest represents interests of our joint venture partner in one consolidated affiliate, and is presented as part of equity in the condensed consolidated balance sheets since these interests are not redeemable. As of September 30, 2013 and December 31, 2012, the amount of non-controlling interest was $4.4 million and $0, respectively, in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2013, net loss attributable to non-controlling interests was $422,000.

14. Fair Value of Derivatives and Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, other receivables due from affiliates, restricted cash, real estate and escrow deposits, rate cap agreement, mortgage loan payables, net, unsecured notes payable to affiliates, credit facility, accounts payable and accrued liabilities, other payables due to affiliates, acquisition contingent consideration, warrants and Series D preferred stock derivative.

We consider the carrying values of cash and cash equivalents, accounts receivable, other receivables due from affiliates, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, and other payables due to affiliates to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization.

We have entered into interest rate cap agreements, which effectively cap the interest rate on five of our variable rate mortgage loans at a weighted average capped rate of 3.68%. An interest rate cap involves the receipt of variable-rate amounts from counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of September 30, 2013, the notional aggregate amount of the interest rate cap agreements was $102.1 million with the latest maturity date being July 1, 2018. We have paid total premiums to date of $676,000 in connection with the execution of the interest rate cap agreements. As of September 30, 2013 and December 31, 2012, the interest rate cap agreements were recorded at an aggregate net fair value of $475,000 and $42,000, respectively, and were included in other assets, net on our condensed consolidated balance sheets. The fair value of our interest rate cap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive loss. For the three months ended September 30, 2013 and 2012, the change in fair value resulted in an increase to interest expense of $90,000 and $49,000, respectively, and for the nine months ended September 30, 2013 and 2012, the change in fair value resulted in an increase to interest expense of $145,000 and $49,000, respectively.

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

We have entered into interest rate swap agreements, or the hedging derivatives, for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. We do not enter into derivative transactions for trading or other speculative purposes. These swaps were transacted to reduce our exposure to fluctuations in interest rates on future debt issuances. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.

In October 2012, we entered into three interest rate swaps in the aggregate amount of $12.4 million, in connection with which we agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date. On March 7, 2013, we paid off the three related mortgage loan payables using borrowings on our Credit Facility and closed the three interest rate swap agreements for an aggregate of $12.4 million.

On July 31, 2013 and August 16, 2013, we entered into two interest rate swap agreements. We entered into these interest rate swap agreements for the notional amount of $32.1 million, where we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date.

We have determined that the interest rate swaps, qualify as effective cash flow hedges and we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive loss in the consolidated statements of equity. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $(844,000) and $(534,000) in other comprehensive loss for the three and nine months ended September 30, 2013, respectively. We did not record other comprehensive loss for the three and nine months ended September 30, 2012.

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at September 30, 2013 and December 31, 2012 (in thousands, except interest rates):

	September 30, 2013		December 31, 2012
	Non-designated Hedges	Cash Flow Hedges	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$102,065	$32,100	$22,670	$12,442
Weighted average interest rate (1)	2.81%	2.34%	2.48%	3.72%
Weighted average capped interest rate	3.68%	2.35%	5.45%	N/A
Earliest maturity date	Mar-15	Jul-20	Aug-17	Oct-19
Latest maturity date	Jul-18	Aug-20	Aug-17	Oct-19
Estimated fair value, asset/(liability)	$475	$(844)	$42	$(310)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Estimate at September 30, 2013 Total	Carrying Value at September 30, 2013
Liabilities
Mortgage loan payables, net (1)	$—	$763,181	$—	$763,181	$740,113
Unsecured notes payable to affiliates (2)	—	—	10,784	10,784	10,784
Credit facility (1)	—	130,055	—	130,055	130,000
Acquisition contingent consideration (3)	—	—	3,823	3,823	3,823
Warrants (4)	—	—	2,033	2,033	2,033
Series D preferred stock derivative (5)	—	—	13,500	13,500	13,500

Liabilities at fair value	$—	$893,236	$30,140	$923,376	$900,253

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.
(3)	The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets.
(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.
(5)	The fair value of the Series D Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series D Preferred Stock outstanding as of the date of a triggering event as defined in the Series D Preferred Stock agreement for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series D Preferred Stock, and the discount rate.

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Estimate at December 31, 2012 Total	Carrying Value at December 31, 2012
Liabilities
Mortgage loan payables, net (1)	$—	$498,824	$—	$498,824	$479,494
Unsecured notes payable (2)	—	—	500	500	500
Warrants (3)	—	—	2,066	2,066	2,066

Liabilities at fair value	$—	$498,824	$2,566	$501,390	$482,060

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.
(2)	The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.
(3)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

The table below provides a reconciliation of the fair values of the unsecured notes payable to affiliates, acquisition contingent consideration, warrant liability and Series D preferred stock derivative measured on a recurring basis for which the Company has designated as Level 3 (dollars in thousands):

	Unsecured Notes Payable to Affiliates	Acquisition Contingent Consideration	Warrants	Series D Preferred Stock Derivative

Balance at December 31, 2012	$—	$—	$2,066	$—
Additions	10,284	6,734	398	13,500
Change due to liability realized	—	(1,989)	—	—
Changes in fair value (1)	—	(922)	(431)	—

Balance at September 30, 2013	$10,284	$3,823	$2,033	$13,500

(1)	Reflected in general, administrative and other expense on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2013.

15. Business Combinations

2013 Property Acquisitions

For the nine months ended September 30, 2013, we completed the acquisition of 30 properties, including five Contributed Properties, seven Affiliated Properties, and one property which we purchased through a joint venture arrangement, adding a total of 8,607 apartment units to our property portfolio. The aggregate purchase price was approximately $610.6 million, plus closing costs and acquisition fees of $10.5 million, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of comprehensive loss. See Note 4, Real Estate Investments—Operating Properties, Net—Real Estate Acquisitions, for a listing of the properties acquired and the dates of the acquisitions.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2013, we recognized $21.5 million in revenues and $17.6 million in net loss for the newly acquired properties.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the time of acquisition (dollars in thousands):

September 30, 2013
Land	$99,602
Land improvements	44,411
Building and improvements	425,624
Furniture, fixtures and equipment	10,453
In-place leases	33,195
(Above)/below market leases	(2,650)
Fair market value of assumed debt	(220,059)
Other assets/liabilities, net	(4,994)

Total	385,582
Equity/limited partnership unit consideration	(48,685)

Net cash consideration	$336,897

In accordance with ASC Topic 805, we allocated the preliminary purchase price of the 30 properties, including five Contributed Properties and one property held through a consolidated joint venture, to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in place leases, above market leases and the above/below market of assumed debt. Certain allocations as of September 30, 2013 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

2012 Property Acquisitions

For the nine months ended September 30, 2012, we completed the acquisition of four consolidated properties, including a submerged parcel of land, adding a total of 953 apartment units to our property portfolio. The aggregate purchase price was $89.6 million, plus closing costs and acquisition fees of $726,000, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of operations.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2012, we recognized $1.4 million in revenues and $440,000 in net loss for the newly acquired properties.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (dollars in thousands):

September 30, 2012
Land	$14,607
Land improvements	4,543
Building and improvements	65,920
Furniture, fixtures and equipment	1,338
In-place leases	2,301
Fair market value of assumed debt	(26,189)
Other assets/liabilities, net	288

Total	62,808
Equity/limited partnership unit consideration	(16,730)

Net cash consideration	$46,078

In accordance with ASC Topic 805, we allocated the purchase price of the four properties, including a submerged parcel of land, we acquired for the nine months ended September 30, 2012 to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above market leases and the above/below market of assumed debt. The purchase price accounting is final with no adjustments since December 31, 2012.

ELRM Transaction

In connection with the ELRM Transaction, we acquired the property management business of EL and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013, and for the period subsequent to the acquisition date. For the period from March 14, 2013 through September 30, 2013, we recognized $3.0 million in revenues and $848,000 in net loss, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expenses.

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

Property Management Business
Assets:
Furniture, fixtures and equipment	$81
Other assets, net	150
Identified intangible assets, net (a)(c)	21,070
Goodwill (b)(c)	10,710

Total purchase price	32,011
Accounts payable and accrued liabilities	(196)
Unsecured notes payable to affiliate	(10,000)
Limited partnership units	(9,839)
Acquisition contingent consideration	(6,734)
Deferred tax liability	(5,242)

Cash paid	$0

(a)	Included in identified intangible assets, net on the condensed consolidated balance sheets, as of September 30, 2013.
(b)	Included as goodwill on the condensed consolidated balance sheets, as of September 30, 2013. Our annual impairment test date will be December 31, 2013. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.
(c)	In the three months ended September 30, 2013, we recorded an increase to goodwill of $3.3 million and a decrease to identified intangible assets of $3.3 million as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired during the quarter.

Assuming the acquisitions of the 30 properties, including five Contributed Properties and one property held through a consolidated joint venture, and the ELRM Transaction discussed above had occurred on January 1, 2012, for the three and nine months ended September 30, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest—basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine months Ended
	September 30, 2013	September 30, 2013
Revenues	$48,497	$140,001
Net loss	$(24,156)	$(42,048)
Net loss attributable to controlling interest	$(11,899)	$(20,713)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.50)	$(0.93)

Assuming the acquisitions of the 30 properties, including five Contributed Properties and one property held through a consolidated joint venture, and the ELRM Transaction discussed above had occurred on January 1, 2012, for the three and nine months ended September 30, 2012, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest—basic and diluted would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine months ended
	September 30, 2012	September 30, 2012
Revenues	$35,384	$101,835
Net loss	$(27,124)	$(62,904)
Net loss attributable to controlling interest	$(26,872)	$(62,319)
Net loss per common share attributable to controlling interest — basic and diluted	$(1.32)	$(3.10)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16. Subsequent Events

Property Acquisitions and Equity Issuance

Landmark at Woodland Trace

On October 3, 2013, we acquired 100% of the membership interests in Landmark at Woodland Trace LP, which owns as its sole asset the Woodland Trace Property, in exchange for aggregate consideration valued at approximately $26.8 million (subject to prorations and adjustments), including 1,513,110 of limited partnership units in our operating partnership and the assumption of an existing mortgage indebtedness in the amount of approximately $14.8 million. The Woodland Trace Property is an apartment community located in Casselberry, Florida and contains 384 units.

Landmark at Grayson Park Apartments

On October 3, 2013, we acquired 100% of the membership interests in Landmark at Grayson Park LP, which owns as its sole asset the Grayson Park Property, in exchange for aggregate consideration valued at approximately $32.0 million (subject to prorations and adjustments), including 2,034,892 of limited partnership units in our operating partnership and the assumption of an existing mortgage indebtedness in the amount of approximately $15.9 million. The Grayson Park Property is an apartment community located in Tampa, Florida and contains 408 units.

Landmark at Collin Creek

On October 10, 2013, we purchased the multifamily residential apartment project known as Landmark at Collin Creek (the Collin Creek Property) for aggregate consideration of approximately $21.5 million (subject to prorations and adjustments), including $21.8 million paid by a combination of cash on hand and borrowings under the Credit Facility inclusive of closing costs. See Credit Facility Increase below. The Collin Creek Property is an apartment community located in Plano, TX and contains 314 units.

Landmark at Lancaster Place

On October 16, 2013, we acquired 100% of the membership interests in Landmark at Lancaster Place LP, which owns as its sole asset the Landmark at Lancaster Place Property, in exchange for aggregate consideration valued at approximately $18.0 million (subject to prorations and adjustments), including 901,988 of limited partnership units in our operating partnership, the assumption of an existing mortgage indebtedness in the amount of approximately $10.6 million, and cash paid in the amount of $200,000. The Landmark at Lancaster Place Property is an apartment community located in Calera, Alabama and contains 240 units.

Landmark at Courtyard Villas

On October 30, 2013, we purchased the multifamily residential apartment project known as Landmark at Courtyard Villas (the Courtyard Villas Property) for aggregate consideration of approximately $21.4 million (subject to prorations and adjustments), including the assumption of an existing mortgage indebtedness in the amount of approximately $14.0 million and cash paid in the amount of $9.2 million. The Courtyard Villas Property is an apartment community located in Mesquite, TX and contains 256 units.

Landmark at Sutherland Park

On October 30, 2013, we purchased the multifamily residential apartment project known as Landmark at Sutherland Park (the Sutherland Park Property) for aggregate consideration of approximately $33.4 million (subject to prorations and adjustments), including the assumption of an existing mortgage indebtedness in the amount of approximately $21.8 million and cash paid in the amount of $14.3 million. The Sutherland Park Property is an apartment community located in Plano, TX and contains 480 units.

Credit Facility Increase

On October 10, 2013, we exercised our option to increase aggregate borrowings available under the Credit Facility from $130.0 million to $145.2 million and drew down the amount of $15.2 million to fund the acquisition of the Collin Creek Property. In connection with the increase in the amount available under the Credit Facility, we entered into two amended and restated promissory notes each in the amount of $72.6 million, and the amount available to be drawn on the incremental facility is $34.8 million.

Additional Issuance of Series D Preferred Stock

On October 29, 2013, we issued and sold, for cash, to (i) iStar 1,398,000 additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS 699,000 additional shares of the Series D Preferred Stock, at $10.00 per share, for aggregate of $21.0 million in proceeds. The proceeds from the sale of the Series D Preferred Stock were used to acquire and renovate additional multi-family properties.

Declaration of Distributions

On October 9, 2013, our board of directors authorized monthly common stock distributions to our stockholders of record as of the close of business on October 31, 2013, November 30, 2013 and December 31, 2013. Each such authorized distribution will be equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3.0% based upon a purchase price of $10.00 per share and 3.68% based upon a purchase price of $8.15 per share value. The October 2013 distributions were paid in November 2013 from legally available funds. The November 2013 and December 2013 distributions will be paid in December 2013 and January 2014, respectively, from legally available funds.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Landmark Apartment Trust of America, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of September 30, 2013, and the related condensed consolidated statements of comprehensive loss for the three- and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012, and the condensed consolidated statement of equity for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

November 14, 2013

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

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2013 and December 31, 2012, together with our results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: our ability to close the acquisition of the Andros property (as defined below); the availability of financing; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs (as defined below); changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of sources of capital. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the Amended and Restated DRIP, effective as of March 11, 2011. The Amended and Restated DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The Amended and Restated DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Participants in the Amended and Restated DRIP are required to have the full amount of their cash distributions with respect to all shares of stock owned by them reinvested pursuant to the Amended and Restated DRIP. Pursuant to the Amended and Restated DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, the board of directors determined the fair value of our common stock, by reference to the then recently completed Recapitalization Transaction (as defined below), as reported in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the 2012 Annual Report on Form 10-K, filed with the SEC on March 20, 2013. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the Amended and Restated DRIP until such time as the board of directors provides a new estimate of share value.

As disclosed previously, on August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 multifamily apartment communities and one parcel of submerged land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in the operating partnership, cash and assumed mortgage indebtedness. As of September 30, 2013, we had completed the acquisition of 21 of the 22 Contributed Properties. The acquisition of the last of the Contributed Properties, known as Andros Isles Apartments, or the Andros property, is subject to the satisfaction of various customary closing conditions and certain earn-out provisions, whereby we are obligated to pay up to $4.0 million of additional consideration contingent upon the satisfaction of certain net operating income levels for such property over a four-year period.

On June 28, 2013, our company and the operating partnership entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, a Delaware limited liability company and an affiliate of iStar Financial Inc., and BREDS II Q Landmark LLC, a Delaware limited liability company, or BREDS (BREDS and iStar are collectively referred to herein as the Investors), an aggregate of up to $219.0 million in shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or the Series D Preferred Stock, a new series of our company’s preferred stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. On June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS, for cash, 3,286,100 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. We used part of the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our 9.75% Series A Cumulative Non-Convertible Preferred Stock, or the Series A Preferred Stock, and the 9.75% Series B Cumulative Non-Convertible Preferred Stock, or the Series B Preferred Stock, in full, for cash, in the aggregate amount of $56.2 million and $11.2 million, respectively. We used the remaining proceeds to acquire and renovate additional multifamily properties. In addition, until December 28, 2013, and subject to certain conditions, we can require the Investors to purchase up to an aggregate of 12,041,700 additional shares of Series D Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $120.4 million. Accordingly, in the quarter ended September 30, 2013, we had issued 9,021,000 in additional shares of Series D Preferred Stock to iStar and BREDS for cash at a price of $10.00 per share, for an aggregate of $90.2 million. We used proceeds from these additional preferred share issuances to fund the acquisitions of additional properties.

On July 1, 2013, we and our operating partnership entered into a series of definitive agreements that collectively set forth the terms and conditions pursuant to which we agreed to:

•	acquire from Elco Landmark Residential Holdings LLC, or EL, and certain of its affiliates, or collectively, the Affiliated Entities, a portfolio of seven multifamily apartment communities, or the Affiliated Properties, containing an aggregate of 1,982 units, in a transaction pursuant to which the Affiliated Entities assigned, sold or contributed, as applicable, 100% of the outstanding equity interests in each entity that owns, directly or indirectly, the Affiliated Properties, in exchange for aggregate consideration valued at approximately $129.5 million, consisting of approximately (i) 1,200,000 in common units of limited partnership interests in our operating partnership for an aggregate of $9.8 million (subject to prorations related to standard and customary prorated amounts arising in connection with the acquisition of the Affiliated Properties); (ii) $59.1 million paid in cash; and (iii) approximately $60.6 million in assumed indebtedness encumbering the Affiliated Properties (based on principal amounts outstanding as of June 30, 2013);

•	issue and sell to 2335887 Limited Partnership, or the OPTrust Cash Investor, 1,840,491 shares of our common stock for $15.0 million in cash; and

•	issue and sell to MB Equity Holdings, Inc., an unaffiliated British Virgin Islands corporation, or MB Equity, 214,724 shares of our common stock for $1.8 million in cash.

The closing with respect to the acquisition of four of the Affiliated Properties occurred on July 1, 2013, and closings with respect to two of the Affiliated Properties occurred on July 3, 2013. The closing of the acquisition of the seventh Affiliated Property occurred on July 25, 2013. See Note 4, Real Estate Investments—Operating Properties, Net, Note 12, Equity—Common Stock, Note 13, Non-Controlling Interest—Redeemable Non-Controlling Interests in Operating Partnership and Note 15, Business Combinations—Property Acquisitions, for additional information.

For the nine months ended September 30, 2013, we had completed the acquisition of 30 properties, including five Contributed Properties, seven Affiliated Properties, and one property which we acquired through a joint venture arrangement, adding a total of 8,607 apartment units to our portfolio. As of September 30, 2013, we owned a total of 59 properties, including one property held through a consolidated joint venture, and one parcel of submerged land with an aggregate of 16,928 apartment units, which had an aggregate purchase price of $1.3 billion. We also managed two properties with an aggregate of 550 units owned by unaffiliated third parties and leased by subsidiaries of NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, our wholly-owned subsidiary. As a result of our acquisition of the property management business of Elco Landmark Residential Management LLC, or ELRM, on March 14, 2013, or the ELRM Transaction, we also serve as the third-party manager for another 38 properties. The table below shows the composition of the properties we owned, leased or managed as of September 30, 2013:

State	Number of Properties	Number of Units
Texas	20	5,373
North Carolina	12	3,370
Virginia	2	394
Georgia	5	1,544
Florida	14	3,687
Tennessee	3	1,000
South Carolina	2	480
Alabama	1	1,080

Total Owned Properties	59	16,928
Total Leased Properties	2	550
Total Managed Properties	38	13,667

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

Acquisitions

For information regarding our acquisitions, see Note 3, Recapitalization Transaction, Note 4, Real Estate Investments—Operating Properties, Net and Note 15, Business Combinations to our accompanying condensed consolidated financial statements.

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

Except where otherwise noted, the change in our results of continuing operations is primarily due to changes in properties owned and properties managed during the three and nine months ended September 30, 2013 as compared to September 30, 2012. We owned, or held a direct ownership interest, in a total of 59 properties as of September 30, 2013, compared to 19 properties as of September 30, 2012. We also sold two properties during the nine months ended September 30, 2013, which is reflected in discontinued operations in our three and nine months ended condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012. In addition, the property management contracts of our Property Manager for 33 properties owned by unaffiliated third parties were terminated on December 29, 2012, which has resulted in a decrease in management fee income for the period from January 1, 2013 to March 13, 2013. As of March 14, 2013, our Property Manager had 45 new property management contracts for properties owned by unaffiliated third parties in connection with the ELRM Transaction, which resulted in an increase in management fee income for the period from March 14, 2013 to September 30, 2013. As of September 30, 2013, our Property Manager served as the third-party property manager for 38 properties. On March 28, 2013 and June 28, 2013, we acquired two of the properties leased by our wholly-owned subsidiary, NNN/MR Holdings, which did not result in an increase of rental income, other property revenues and rental expenses but resulted in a decrease to property lease expense.

Revenues

For the three months ended September 30, 2013 and 2012, revenues were $44.4 million and $16.3 million, respectively. For the three months ended September 30, 2013, revenues were comprised of rental income of $35.1 million, other property revenues of $4.2 million, management fee income of $1.4 million, and reimbursed income of $3.7 million. For the three months ended September 30, 2012, revenues were comprised of rental income of $11.5 million, other property revenues of $1.6 million, management fee income of $576,000, and reimbursed income of $2.6 million. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

For the nine months ended September 30, 2013 and 2012, revenues were $104.0 million and $45.4 million, respectively. For the nine months ended September 30, 2013, revenues were comprised of rental income of $82.1 million, other property revenues of $10.5 million, management fee income of $3.0 million, and reimbursed income of $8.4 million. For the nine months ended September 30, 2012, revenues were comprised of rental income of $31.5 million, other property revenues of $4.1 million, management fee income of $2.0 million, and $7.8 million in reimbursed income. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

The increase in revenues for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 2012 was primarily attributed to the increase in the number of properties we owned, as discussed above. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. The increase in management fee income was due to the increase in property management contracts of our Property Manager for unaffiliated third party properties.

The average occupancy for our properties was 94.7% and 95.4% as of September 30, 2013 and September 30, 2012, respectively. The aggregate occupancy of our two leased properties owned by unaffiliated third parties was 92.9% as of September 30, 2013, as compared to our four leased properties with 93.1% as of September 30, 2012. The average rental rate for our properties was $768 for the three months ended September 30, 2013, as compared to $904 for the three months ended September 30, 2012. The average rental rate for our two leased properties was $707 for the three months ended September 30, 2013, as compared to $673 for our four leased properties for the three months ended September 30, 2012. The average rental rate for our properties was $764 for the nine months ended September 30, 2013, as compared to $898 for the nine months ended September 30, 2012. The average rental rate for our two leased properties was $700 for the nine months ended September 30, 2013, as compared to $662 for our four leased properties for the nine months ended September 30, 2012.

Rental Expenses

For the three months ended September 30, 2013 and 2012, rental expenses were $17.5 million and $6.1 million, respectively. For the nine months ended September 30, 2013 and 2012, rental expenses were $42.0 million and $16.1 million, respectively. Rental expenses consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administration	$6,474	$2,207	$14,678	$5,409
Real estate taxes	4,058	1,696	10,555	4,861
Utilities	3,705	1,072	8,743	2,834
Repairs and maintenance	2,483	824	5,860	2,058
Insurance	826	295	2,105	944

Total rental expenses	$17,546	$6,094	$41,941	$16,106

The increase in rental expenses of $11.4 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, and the increase in rental expenses of $25.9 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to the acquisition of 30 properties, including five Contributed Properties and seven Affiliated Properties, and one property which we purchased through a joint venture arrangement, that we acquired during the nine months ended September 30, 2013.

For the three months ended September 30, 2013 and 2012, rental expenses as a percentage of rental income and other property revenues were 44.6% and 46.7%, respectively, and for the nine months ended September 30, 2013 and 2012, rental expenses as a percentage of rental income and other property revenues were 45.3% and 45.2%, respectively.

Property Lease Expense

For the three months ended September 30, 2013 and 2012, property lease expense was $664,000 and $1.0 million, respectively and for the nine months ended September 30, 2013 and 2012, property lease expense was $2.2 million and $3.2 million, respectively. Our property lease expense is due to our leased multi-family apartment properties owned by unaffiliated third parties. As the master tenants of the leased multi-family apartment properties, we pay property lease expense monthly to the master landlord. We became the master tenants of four multi-family apartment properties on June 17, 2011. As of September 30, 2013 and 2012, we managed two and four leased multi-family apartment properties, respectively. On March 28 and June 28, 2013, we acquired two of the leased multi-family properties, which resulted in a decrease of $381,000 and $1.0 million in property lease expense for the three and nine months ended September 30, 2013, respectively.

Reimbursed Expense

For the three months ended September 30, 2013 and 2012, reimbursed expense was $3.7 million and $2.6 million, respectively. For the nine months ended September 30, 2013 and 2012, reimbursed expense was $8.4 million and $7.8 million, respectively. Our Property Manager served as a property manager for 33 multi-family apartment communities owned by unaffiliated third parties as of September 30, 2012. On December 29, 2012, the 33 property contracts for such properties were terminated. On March 14, 2013, in connection with the ELRM Transaction, our Property Manager began serving as a property manager for 45 multi-family apartment communities owned by unaffiliated third parties. As of September 30, 2013, there were 38 multi-family apartment communities owned by unaffiliated third parties managed by our Property Manager. Reimbursed expense represents the salaries and benefits reimbursed to us by the unaffiliated third parties for the management of such properties and recorded as reimbursed income.

General, Administrative and Other Expense

For the three months ended September 30, 2013 and 2012, general, administrative and other expense was $5.1 million and $5.4 million, respectively, and for the nine months ended September 30, 2013 and 2012, general, administrative and other expense was $11.6 million and $10.7 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property management expenses	$2,087	$994	$2,922	$2,900
Non-recurring	1,772	3,618	5,346	6,105
Recurring	1,202	795	3,314	1,699

Total rental expenses	$5,061	$5,407	$11,582	$10,704

Property management expenses reflect the management services expense of our Property Manager for both our owned, leased and third-party managed properties. Non-recurring general, administrative and other expenses reflect those expenses that we consider one-time or discretionary expenses. Recurring general, administrative and other expenses reflect those expenses that will continue on an on-going basis.

The decrease in general, administrative and other expense of $300,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was mainly due to decreases in incentive compensation, asset management fees and changes in fair market value of acquisition contingent consideration and warrants. These decreases were partially offset by increases in salaries and benefits expense and professional and legal fees.

The increase in general, administrative and other expense of $900,000 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was mainly due to increases in salaries and benefits expense, professional and legal fees, and management support services. These increases were partially offset by decreases in incentive compensation, asset management fees and changes in the fair market value of acquisition contingent consideration and warrants.

Acquisition-Related Expenses

For the three months ended September 30, 2013 and 2012, we incurred acquisition-related expenses of $9.3 million and $15.0 million, respectively. For the nine months ended September 30, 2013 and 2012, we incurred acquisition-related expenses of $12.0 million and $16.6 million, respectively. For the three and nine months ended September 30, 2013, we incurred acquisition-related expenses associated with the ELRM Transaction and the acquisition of 30 properties, including five Contributed Properties, seven Affiliated Properties, and one property which we purchased through a joint venture arrangement. For the three and nine months ended September 30, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction.

Depreciation and Amortization

Depreciation and amortization was $20.6 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization was $43.8 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in depreciation and amortization of $17.3 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, and the increase in depreciation and amortization of $35.1 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to the acquisition of 30 properties, including five Contributed Properties, seven Affiliated Properties, and one property which we purchased through a joint venture arrangement, which is partially offset by assets becoming fully depreciated and amortized as of September 30, 2013.

Interest Expense, Net

For the three months ended September 30, 2013 and 2012, interest expense was $10.3 million and $3.4 million, respectively. For the nine months ended September 30, 2013 and 2012, interest expense was $23.1 million and $8.5 million, respectively. The increase in interest expense of $6.9 million and $14.6 million for the three and nine months ended September 30, 2013, as compared to the three months and nine months ended September 30, 2012, was primarily due to the following: (i) borrowings under the Credit Facility and increase in mortgage loan payables in connection with the acquisition of new properties and (ii) the accretion expense of the warrant liabilities and Series D preferred stock derivative.

Preferred Dividends Classified as Interest Expense

For the three months ended September 30, 2013 and 2012, preferred dividends classified as interest expense was $5.5 million and $799,000, respectively. For the nine months ended September 30, 2013 and 2012, preferred dividends classified as interest expense was $8.3 million and $799,000, respectively. The increase in preferred dividends classified as interest expense of $4.7 million and $7.5 million for the three and nine months ended September 30, 2013, as compared to the three months and nine months ended September 30, 2012, was primarily due to the following (i) the issuance of the Series A Preferred Stock and Series B Preferred Stock on August 3, 2012 and their redemption on June 28, 2013; (ii) and the issuance of the Series D Preferred Stock between June 28, 2013 and September 20, 2013.

Disposition Right Income

On March 28, 2013 and June 28, 2013, we purchased the Landmark at Mallard Creek and the Landmark at Monaco Gardens properties, respectively, which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of the Company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $750,000. Based on the aggregate purchase price we paid for the properties of $39.6 million, the resulting disposition fee due to NNN/MR Holdings would have been $2.0 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible during the nine months ended September 30, 2013 was $1.2 million, and was recorded as disposition right income in our condensed consolidated statements of comprehensive loss.

Loss on Debt and Preferred Stock Extinguishment

During the nine months ended September 30, 2013, we recognized a loss on debt and preferred stock extinguishment of $10.2 million. In connection with our redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in prepayment penalties, a write off of $2.5 million in unamortized loan accretion and deferred financing costs, and $600,000 in redemption fees. A portion of the proceeds received from borrowings under the Credit Facility were used to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the nine months ended September 30, 2013.

Income Tax Benefit

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax (expense)/benefit of $(41,000) and $3.1 million was recognized for the three and nine months ended September 30, 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million. As of September 30, 2013, we have recorded a net deferred tax liability of $1.9 million, which is classified in security deposits, prepaid rent and other liabilities in the condensed consolidated balance sheets.

Discontinued Operations

For the three months ended September 30, 2013 and 2012, we recognized income from discontinued operations of $3.5 million and $203,000, respectively. For the nine months ended September 30, 2013 and 2012, we recognized income from discontinued operations of $10.5 million and $519,000, respectively. The increase in income from discontinued operations was due to the net gain on the sale of two properties during 2013.

Liquidity and Capital Resources

Generally, our sources of funds will primarily be met from operations, additional borrowings, refinancing existing loans, and the issuance of securities. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and limited partnership unit holders. We estimate that we will require approximately $9.5 million to pay interest and $2.2 million to pay principal on our outstanding indebtedness in the remaining three months of 2013, based on rates in effect as of September 30, 2013.

We are required by the terms of the applicable mortgage loan documents and the Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of September 30, 2013, we were in compliance with all such requirements. If we are unable to obtain financing in the future, it may have a material effect on our operations, liquidity, capital resources and/or our ability to continue making dividend payments to common stockholders and OP Unit holders.

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

As described above, on June 28, 2013, we issued and sold to iStar, for cash, 6,572,200 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $65.7 million, and to BREDS, for cash, 3,286,100 shares of the Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $32.9 million. We used part of the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of the Series A Preferred Stock, and the Series B Preferred Stock, in full, for cash, in the aggregate amount of $56.2 million and $11.2 million, respectively. We used the remaining proceeds to acquire and renovate additional multi-family properties. On July 23, 2013, we issued and sold, for cash, to (i) iStar $35.9 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $18.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share. On July 31, 2013, we issued and sold, for cash, to (i) iStar $5.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $2.5 million of additional shares of the Series D Preferred Stock, at $10.00 per share. On September 9, 2013, we issued and sold, for cash, to (i) iStar $10.2 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $5.1 million of additional shares of the Series D Preferred Stock, at $10.00 per share. On September 20, 2013, we issued and sold, for cash, to (i) iStar $9.0 million of additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS $4.5 million of additional shares of the Series D Preferred Stock, at $10.00 per share. In addition, until December 28, 2013, and subject to certain conditions, we can require the Investors to purchase up to an aggregate of 3,020,000 additional shares of Series D Preferred Stock for cash for an aggregate of $30.2 million. On October 29, 2013, we issued and sold, for cash, to (i) iStar 1,398,000 additional shares of the Series D Preferred Stock, at $10.00 per share, and (ii) BREDS 699,000 additional shares of the Series D Preferred Stock, at $10.00 per share, for aggregate of $21.0 million in proceeds. The proceeds from the sale of the additional Series D Preferred Stock were used to acquire and renovate additional multi-family properties.

On July 1, 2013, we issued and sold to OPTrust Cash Investor 1,840,491 shares of our common stock for $15.0 million in cash, and to MB Equity, 214,724 shares of our common stock for approximately $1.8 million in cash. Funds from the issuance of the common shares were used to fund the purchases of additional properties.

As of September 30, 2013, 12 of our 59 properties were pledged as collateral under our variable rate secured credit facility with Bank of America, N.A. and certain other lenders, or the Credit Facility, and we had drawn $130.0 million thereunder at a current annual interest rate of 3.15%, which represents the London Interbank Offered Rate, based on a six month interest period plus a base rate. The amount available under the Credit Facility will increase if our operating partnership adds additional properties as collateral to secure the Credit Facility.

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

We estimate that we will require approximately $12.0 million in expenditures for capital improvements for the remaining three months of 2013. As of September 30, 2013, we had $21.2 million of restricted cash in reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or additional borrowings. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $11.7 million, compared to cash flows used in operating activities of $10.9 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, cash flows provided by operating activities primarily related to the operations of 59 properties, including one joint venture property, we owned as of such period. For the nine months ended September 30, 2012, cash flows provided by operating activities primarily related to the operations of our 19 properties owned as of such period. We anticipate cash flows provided by operating activities will remain relatively constant unless we purchase more properties, in which case cash flows provided by operating activities would likely increase.

Cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 were $339.0 million and $51.1 million, respectively. For the nine months ended September 30, 2013, cash flows used in investing activities related to the acquisition of real estate operating properties of $336.9 million, capital expenditures of $6.0 million, changes in real estate deposits of $1.3 million and the change in restricted cash for capital replacement reserves of $19.2 million. This was offset by proceeds from the sale of two operating properties of $24.5 million. For the nine months ended September 30, 2012, cash flows used in investing activities related to the acquisition of real estate operating properties of $46.1 million, capital expenditures of $1.4 million, real estate and escrow deposits of $3.6 million and the change in restricted cash for capital replacement reserves of $293,000, offset by cash received from property management termination fees paid to our Property Manager of $173,000. We anticipate cash flows used in investing activities will remain relatively constant unless we purchase additional properties, in which case cash flows used in investing activities would likely increase.

Cash flows provided by financing activities for the nine months ended September 30, 2013 and 2012 were $343.5 million and $67.9 million, respectively. For the nine months ended September 30, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of common stock of $16.8 million, the issuance Series A Preferred Stock of $10.0 million and Series D Preferred Stock of $188.8 million, borrowings on mortgage loan payables of $140.8 million and borrowings on the Credit Facility of $130.0 million. This was offset by redemptions of the Series A Preferred Stock and Series B Preferred Stock in the amounts of $50.0 million and $10.0 million, respectively, $52.9 million of payments on our mortgage loan payables, payments for prepayment penalties and deferred financing costs of $20.7 million, distributions to redeemable non-controlling interests in operating partnership of $5.2 million, and distributions made to our stockholders in the amount of $3.6 million. For the nine months ended September 30, 2012, cash flows provided by financing activities related primarily to the proceeds from the issuance of Series A Preferred Stock and Series B Preferred Stock in the amounts of $40.0 million and $10.0 million and borrowings on mortgage loan payable of $32.0 million, offset by the $7.8 million payment on the unsecured note payable, the payment of our mortgage loan payables of $988,000 and distributions made to our stockholders in the amount of $3.0 million. We anticipate cash flows provided by financing activities will remain relatively constant unless we raise additional funds in subsequent offerings from investors or incur additional debt to purchase properties, in which case cash flows provided by financing activities would likely increase.

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

For the nine months ended September 30, 2013, we paid aggregate distributions of $5.0 million on shares of our common stock ($1.4 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cash flows provided by operating activities of $11.7 million. From our inception through September 30, 2013, we paid cumulative distributions of $50.7 million ($19.9 million of which was reinvested in shares of our common stock pursuant to the Amended and Restated DRIP), as compared to cumulative cash flows provided by operating activities of $20.8 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the nine months ended September 30, 2013, we paid aggregate distributions of $5.4 million ($188,580 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

LTIP Units

The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the nine months ended September 30, 2013, we paid aggregate distributions of $141,200 to holders of our LTIP Units. Distributions accrue at month-end and are payable monthly in arrears.

Preferred Stock

Prior to our redemption on June 28, 2013, holders of shares of the Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. For the nine months ended September 30, 2013, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $4.4 million. There were no accumulated distributions outstanding to holders of the Series A Preferred Stock and the Series B Preferred Stock as of September 30, 2013.

Holders of shares of our Series D Preferred Stock are entitled to a 14.47% annual distribution rate based upon a $10.00 per share value. For the nine months ended September 30, 2013, we paid $4.8 million in distributions to holders of the Series D Preferred Stock. There were $759,000 of aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of September 30, 2013. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Sources of Distributions

For the nine months ended September 30, 2013, we paid aggregate common stock distributions of $5.0 million, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, were $(10.6) million while our modified funds from operations, or MFFO, as of September 30, 2013, were $18.3 million; therefore our management believes our common stock distribution policy is sustainable over time. For the nine months ended September 30, 2012, we paid common stock distributions of $4.5 million, which were paid 100% from cash flows provided by operating activities. Our FFO was $(15.9) million and MFFO was $5.4 million as of September 30, 2012. From our inception through September 30, 2013, we paid cumulative common stock distributions of $50.7 million. We paid $25.1 million of our cumulative aggregate common stock distributions, or 49.6%, from cash flows provided by operating activities, and $25.6 million, or 50.4%, from proceeds from our public offerings. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net loss, see Funds from Operations and Modified Funds from Operations below.

Financing

We generally anticipate that aggregate borrowings, both secured and unsecured, will not exceed 65.0% of all the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2013, our aggregate borrowings were 64.7% of all of the combined fair market value of all of our real estate and real estate-related investments.

Inflation

Our leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

Mortgage Loan Payables, Net, Unsecured Notes Payable to Affiliates and Credit Facility

For a discussion of our mortgage loan payables, net, our unsecured notes payable to affiliates and the Credit Facility, see Note 8, Debt, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of September 30, 2013, we had 49 mortgage loan payables outstanding in the aggregate principal amount of $730.5 million ($740.1 million, net of premium). As of September 30, 2013, we had $10.8 million outstanding under our unsecured notes payable to affiliates and $130.0 million outstanding under our Credit Facility.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of September 30, 2013, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our indebtedness as of September 30, 2013 (dollars in thousands):

	Payments Due by Period
	Less than 1 Year (2013)	1-3 Years (2013-2015)	3-5 Years (2015-2017)	More than 5 Years (After 2017)	Total
Principal payments — fixed rate debt	$1,872	$102,774	$187,045	$279,633	$571,324
Interest payments — fixed rate debt	7,440	55,590	38,429	23,281	124,740
Principal payments — variable rate debt	361	190,482	12,138	97,000	299,981
Interest payments — variable rate debt (based on rates in effect as of September 30, 2013)	2,180	12,503	5,345	9,466	29,494

Total	$11,853	$361,349	$242,957	$409,380	$1,025,539

Funds from Operations and Modified Funds From Operations

FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the nine months ended September 30, 2013, we also chose to exclude from the calculation of FFO a taxable benefit of $3.1 million from a subsidiary.

In addition to FFO, we use MFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO, acquisition related expenses, litigation related expenses, incentive compensation—LTIP units, fair value changes, disposition right income, loss on debt and preferred stock extinguishments, expenses for preferred stock, amortization of debt (premium)/discount and amortization of above market leases. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition related expenses from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt (premium)/discount and amortization of above market leases in accordance with the practice guidelines of the Investment Program Association, an industry trade group. MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

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

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition related expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure.

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(11,846)	$(20,994)	$(20,856)	$(26,210)
Add:
Redeemable non-controlling interest	(12,640)	(246)	(21,482)	(246)
Depreciation and amortization, including discontinued operations	20,742	3,873	44,864	10,519

Net gain on the sale of depreciable property in discontinued operations	(3,399)	—	(10,019)	—
Income tax expense/(benefit)	41	—	(3,078)	—

FFO	$(7,102)	$(17,367)	$(10,571)	$(15,937)

Add:
Acquisition related expenses	$9,327	$15,035	$11,967	$16,644
Litigation related expenses	—	1,044	214	1,974
Incentive compensation — LTIP units	974	2,984	1,166	2,984
Fair value changes	(1,222)	49	(1,060)	49
Disposition right income	—	—	(1,231)	—
Loss on debt and preferred stock extinguishment	—	—	10,220	—
Expenses for preferred stock	6,858	—	10,778	—
Amortization of debt (premium)/discount	(595)	34	(1,661)	103
Amortization of above market leases	(854)	(106)	(1,480)	(398)

MFFO	$7,386	$1,673	$18,342	$5,419

Weighted average common shares and limited partnership units outstanding — basic	47,497,433	20,893,408	43,637,326	20,301,667

Weighted average common shares, limited partnership units and common stock equivalents outstanding — diluted	49,470,933	21,128,202	45,129,611	20,380,503

Net loss per common share attributable to common stockholders	$(0.50)	$(1.03)	$(0.94)	$(1.30)

FFO per common share and limited partnership units — basic and diluted	$(0.15)	$(0.83)	$(0.24)	$(0.79)

MFFO per common share and limited partnership units — basic	$0.16	$0.08	$0.42	$0.27

MFFO per common share, limited partnership units, and common stock equivalents — diluted	$0.15	$0.08	$0.41	$0.27

The following table is our reconciliation of FFO and MFFO share information to weighted average common shares outstanding, basic and diluted, reflected on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares and limited partnership units outstanding basic	47,497,432	20,893,408	43,637,326	20,301,667
Weighted average number of limited partnership units outstanding	(23,649,520)	(561,893)	(21,414,208)	(188,665)

Weighted average number of common shares outstanding — basic per the condensed consolidated statements of comprehensive loss	23,847,912	20,331,515	22,223,118	20,113,002

Weighted average number of common shares, limited partnership units, and common stock equivalents outstanding — diluted	49,470,932	21,128,202	45,129,611	20,380,503
Weighted average number of limited partnership units outstanding	(23,649,520)	(561,893)	(21,414,208)	(188,665)
Weighted average number of LTIP Units	(402,396)	(234,794)	(378,345)	(78,836)
Weighted average number of unvested restricted common shares	(7,478)	—	(6,440)	—
Weighted average number of unvested limited partnership units	(1,307,584)	—	(919,923)	—
Weighted average number of unvested LTIP Units	(256,042)	—	(187,577)	—

Weighted average number of common shares outstanding — diluted per the condensed consolidated statements of comprehensive loss	23,847,912	20,331,515	22,223,118	20,113,002

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income of our owned and leased properties, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income loss attributable to common stockholders	$(11,846)	$(20,994)	$(20,856)	$(26,210)
Add:
General, administrative and other expense	5,061	5,407	11,582	10,704
Acquisition-related expenses	9,327	15,035	11,967	16,644
Depreciation and amortization, including discontinued operations	20,742	3,873	44,864	10,519
Interest expense, including preferred dividends and discontinued operations	16,090	4,772	32,455	10,939
Loss on debt and preferred stock extinguishment	—	—	10,220	—
Less:
Management fee income	(1,360)	(576)	(2,953)	(2,010)
Income tax expense/(benefit)	41	—	(3,078)	—
Disposition right income	—	—	(1,231)	—
Net gain on the sale of depreciable property in discontinued operations	(3,399)	—	(10,019)	—
Non-controlling interest	(12,640)	(246)	(21,482)	(246)

Net operating income	$22,016	$7,271	$51,469	$20,340

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

The table below presents, as of September 30, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The table below does not reflect any available extension options (dollars in thousands).

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$1,872	$21,227	$81,547	$81,765	$105,280	$279,633	$571,324	$597,457
Weighted average interest rate on maturing debt	5.23%	5.11%	5.59%	5.79%	5.33%	4.83%	5.18%	—%
Variable rate debt — principal payments	$361	$17,847	$172,635	$9,929	$2,209	$97,000	$299,981	$306,563
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2013)	3.38%	4.62%	3.08%	3.98%	2.59%	2.59%	3.04%	—%

Mortgage loan payables were $730.5 million ($740.1 million, net of premium) as of September 30, 2013. As of September 30, 2013, we had 40 fixed and nine variable rate mortgage loans with effective interest rates ranging from 2.38% to 6.58% per annum, and a weighted average effective interest rate of 4.69% per annum. As of September 30, 2013, we had $561.0 million ($570.6 million, net of premium) of fixed rate debt, or 77.0% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum, and $169.5 million of variable rate debt, or 23.0% of mortgage loan payables, at a weighted average effective interest rate of 2.95% per annum

As of September 30, 2013, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $10.8 million, with an average interest rate of 3.03%. The maturity date for $10.3 million of our unsecured notes payable to affiliates is on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. The maturity date for our $500,000 unsecured notes payable due to affiliates is August 3, 2015.

As of September 30, 2013, we had $130.0 million outstanding under our Credit Facility, with an effective interest rate of 3.15% and a maturity date of March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Certain mortgage loans payable, net were refinanced with the Credit Facility and were subject to prepayment penalties and write off of unamortized deferred financing costs that resulted in charges to earnings of $684,000, which were recorded in loss on debt and preferred debt extinguishment in the condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2013. On October 10, 2013, we exercised our option to increase aggregate borrowings available under the Credit Facility from $130.0 million to $145.2 million and drew down the amount of $15.2 million to fund the acquisition of the Collin Creek Property.

An increase in the variable interest rate on our nine variable interest rate mortgages constitutes a market risk. As of September 30, 2013, a 0.50% increase in the London Interbank Offered Rate would have increased our overall annual interest expense by $847,000, or 3.60%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.

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

None.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

November 14, 2013	By:	/S/ STANLEY J. OLANDER, JR.

Date		Stanley J. Olander, Jr.
Chief Executive Officer (principal executive officer)

November 14, 2013	By:	/S/ JAMES G. MILLER

Date		James G. Miller
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2	Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3	Articles Supplementary designating the Series D Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.4	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.5	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013)

3.6	Second Amended and Restated Bylaws (included as Exhibit 3.3 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.7	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.8	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.9	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.10	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (the “Partnership”) entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.11	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.12	Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.13	Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.14	Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

4.1	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.2	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006, and incorporated herein by reference)

4.3	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.6	Form of Warrant (included as an exhibit to the Securities Purchase Agreement filed as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein).

4.7	Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

4.8	Registration Rights Agreement, dated February 27, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013, and incorporated herein by reference)

4.9	Registration Rights Agreement, dated July 1, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.1	Master Contribution Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.2	Interest Contribution Agreement, dated July 1, 2013 (Grand Terraces and Stanford Reserve) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.3	Interest Contribution Agreement, dated July 1, 2013 (Fountain Oaks) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.4	Interest Contribution Agreement, dated July 1, 2013 (Courtyards on the River) (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.5	Interest Contribution Agreement, dated July 1, 2013 (Caveness and Lexington) (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.6	Interest Contribution Agreement, dated July 5, 2013 (Avondale) (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.7	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco LR OPT II REIT LP and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.8	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between MB Equity Holdings Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.9	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco Landmark Residential Holdings, LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.8 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.10	Tax Protection Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco LR OPT II REIT LP and Elco LR OPT II LP (included as Exhibit 10.9 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

10.11	Common Stock Purchase Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., 2335887 Limited Partnership and MB Equity Holdings, Inc., as the purchasers, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on July 8, 2013, and incorporated herein by reference)

15.0*	Acknowledgement letter of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.