Form 10-K
period 2013-12-31
Landmark Apartment Trust of America, Inc.
filed 2014-03-24
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-52612

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 E Frontage Road, Ste 150, Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 281-2907

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐        No  ☑

While there is no established market for the Registrant’s shares of common stock, the Registrant currently has an effective public offering of shares of its common stock under its Second Amended and Restated Distribution Reinvestment Plan, which was adopted pursuant to a Registration Statement on Form S-3. The last price paid to acquire a share pursuant to the Registrant’s Second Amended and Restated Distribution Reinvestment Plan was $8.15 per share. There were approximately 21,224,747 shares of common stock held by non-affiliates at June 30, 2013, for an aggregate market value of $173 million. In determining this figure, the registrant assumed that the registrant’s officers and directors and their affiliates were affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.

As of March 20, 2014, there were 25,251,833 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2014 annual stockholders’ meeting, which is expected to be filed no later than April 30, 2014, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Landmark Apartment Trust of America, Inc.

(A Maryland Corporation)

PART I

Item 1.    Business.

The use of the words “we,” “us,” “our company” or “our” refers to Landmark Apartment Trust of America, Inc., a Maryland corporation, and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP, except where the context otherwise requires.

Overview

We were formed in late 2005 and are self-administered and self-managed, and we conduct our operations through Landmark Apartment Trust of America Holdings, LP, or our operating partnership. As of December 31, 2013, we had a 100% ownership interest in 66 apartment communities and a controlling interest in one apartment community held through a consolidated joint venture, with an aggregate of 19,594 apartment units and 21.1 million square feet of gross leasable area. We refer to these 67 properties collectively as our consolidated owned properties. We also own two parcels of undeveloped land. In addition, we consolidate into our financial statements the operations of one apartment community which we lease from unaffiliated third parties with 236 apartment units. We refer to our consolidated owned properties and this leased property as our consolidated properties. We also have a non-controlling interest in two apartment communities held through joint ventures with an aggregate of 750 apartment units and 714,392 square feet of gross leasable area. The average occupancy of our consolidated properties was 94.2% for the month ended December 31, 2013, and the average monthly revenue per unit was $862 for the month ended December 31, 2013. In addition to our consolidated owned properties, as of December 31, 2013, we managed 33 properties in which we had no ownership interest, which we refer to collectively as our managed properties. Our managed properties had an aggregate of 11,829 apartment units and approximately 10.7 million square feet of gross leasable area as of December 31, 2013, and they are owned by joint ventures between our affiliate, Elco Landmark Residential Holdings, Inc. and/or its affiliates, or, collectively, ELRH, and third parties. The average occupancy of our 33 managed properties was 93.9% as of December 31, 2013.

We are in the business of acquiring, owning and managing a portfolio of quality apartment communities with stable and growing cash flows. Our communities consist of value-added, mid-market, garden-style apartments which feature exceptional resident services, convenient locations and spacious, comfortable, clean, and modern living spaces. Many of our communities feature popular amenities such as swimming pools, fitness centers, business centers, green spaces, including playgrounds and picnic areas, dog parks, and on-site “coffee houses” equipped with WiFi. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT.

Our communities are located primarily in key submarkets throughout the Sunbelt region, which comprises the South and certain Southwest regions of the United States. Our consolidated properties portfolio is focused on quality apartment communities with stable and growing cash flows in this region because of its favorable demographic trends. We believe that concentrating our communities in these markets provides us with significant growth potential and positions us to achieve stable cash flows, generate competitive risk-adjusted returns, and maximize stockholder value. We believe that the economic and demographic characteristics of our top 14 submarkets listed in the table below, in which 92.5% of our consolidated properties and 97.0% of our managed properties are located, provide a strong foundation for our future operating performance.

	Consolidated Properties(1)			Managed Properties(2)
Submarket	Number of Properties as of December 31, 2013	Number of Units as of December 31, 2013	Percentage of Property Revenue for the Month ended December 31, 2013(3)	Number of Properties as of December 31, 2013	Number of Units as of December 31, 2013
Dallas, TX	16	4,142	20.78%	6	2,187
Tampa Bay, FL	8	2,290	11.27%	—	—
Charlotte, NC	8	2,161	10.50%	2	726
Atlanta, GA	5	1,544	8.16%	6	3,705
Birmingham, AL	3	1,640	7.41%	—	—
Austin, TX	3	974	5.55%	3	617
Orlando, FL	3	1,092	5.26%	2	548
Nashville, TN	3	1,000	5.01%	—	—
Raleigh, NC	3	969	4.51%	3	1,038
San Antonio, TX	2	705	4.29%	2	383
Jacksonville, FL	2	512	2.36%	8	2,200
Houston, TX	2	602	3.83%	—	—
Melbourne, FL	2	436	1.71%	—
Columbia, SC	2	480	2.41%	—	—
Other(4)	5	1,047	5.95%	1	425
Leased property	1	236	1.00%	—	—

Total Properties	68	19,830	100.00%	33	11,829

(1)	Includes our 67 consolidated owned properties and our leased property.

(2)	We had no ownership interest in any of these properties as of December 31, 2013.

(3)	Property revenue includes total rental income and other ancillary income.

(4)	Includes Portsmouth, VA, Ft. Myers, FL, Daytona Beach, FL, Greensboro, NC and Charlottesville, VA.

Our primary business focus in the near term will be to intensively manage our portfolio and to grow our business organically through value-added improvements to enhance operations at our properties. Seventeen of our 68 consolidated properties were recently constructed at the time of purchase and have a current average age of less than ten years, and we do not anticipate renovating these relatively new assets. We intend to continue to renovate and reposition many of our other recently acquired properties to increase property revenues and/or minimize operational costs. We currently intend to invest between $25 million and $30 million by the end of 2014 to renovate and reposition several of our properties acquired in 2012, 2013 and early 2014, which includes investments in 21 properties consisting of 6,497 units for which renovation and repositioning activities are already underway. Our renovation and repositioning strategy has shown attractive results to date, as described below, and we believe our current program will continue to enhance the overall value and attractiveness of our properties. See “Item 2. Properties—Our Renovations and Repositioning Projects.” We will continue to actively seek new investment opportunities, focusing on strategic acquisitions of value-added, mid-market apartment communities in or near our existing assets within the Sunbelt region.

We have been a non-traded REIT since 2006. As of December 31, 2013, there were outstanding approximately 25,182,988 shares of our common stock, held by approximately 6,245 holders. From our founding in 2005 until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or G&E REIT Advisor. From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or ROC REIT Advisors, an entity in which two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together owned a majority interest. Subsequently, we internalized ROC REIT Advisors.

We have experienced rapid growth since the beginning of 2012. We acquired 16 properties comprising 5,048 units in 2012 and 38 consolidated properties and two joint venture properties comprising 12,023 units in 2013. To achieve this growth, we have benefited from our ongoing relationship with ELRH, which is affiliated with Joseph Lubeck, our executive chairman, and Michael Salkind, one of our directors. For the year ended December 31, 2013, we have purchased a total of 37 properties comprising 10,638 units from ELRH and acquired ELRH’s integrated real estate operating company. As a result of these transactions, we now self-manage all of the consolidated properties in our portfolio. Fifty-four of our 68 consolidated properties have been managed for the past three years by our management team, whether employed by us or previously by ELRH, and we refer to these 54 properties as our owned properties under consistent management.

We have also benefited from strong institutional affiliations, including with iStar Financial Inc., or iStar, The Blackstone Group L.P., or Blackstone, DeBartolo Development LLC, or DeBartolo, Brookfield Property Group, or Brookfield, and OPSEU Pension Trust, or OPTrust, a prominent Canadian pension fund. In 2013, we issued preferred stock to affiliates of iStar and Blackstone for net proceeds of approximately $209.8 million to help finance our acquisition of 19 apartment communities comprising 6,202 units. In the first quarter of 2014, we issued additional preferred stock to affiliates of iStar and Blackstone for additional net proceeds of approximately $68 million, with a commitment to issue an additional $6 million of preferred stock, which enabled us to increase our interest in four joint venture properties comprising 1,166 units and purchase six properties comprising 2,636 units. In connection with our ongoing relationship, iStar and Blackstone each has appointed a member to our board of directors, and DeBartolo and OPTrust each has the right to appoint a member to our board of directors. We believe these relationships have established an excellent foundation for our company going forward. For more information regarding these transactions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business and Growth Strategy

Our primary business objectives are to achieve stable cash flows, generate competitive risk-adjusted returns and maximize stockholder value through the acquisition, ownership and management of value-added, mid-market, garden-style apartment properties in the Sunbelt region of the U.S. by pursuing the following business and growth strategies:

•

Increase our revenues through targeted repositioning and renovation opportunities. With the acquisition of ELRH’s integrated real estate operating company, we gained significant expertise and experience in renovating and repositioning our properties. This experience enables us to acquire assets that would otherwise not satisfy our institutional quality standards, to recognize potential for underperforming assets, to acquire such assets (including in non-marketed transactions), and to unlock latent value therein through value-added improvements to enhance operations. We undertake improvement projects with respect to exterior appearance, or “curb appeal,” landscaping, amenities, branding, and interiors to accomplish three primary goals: (1) raising our revenues from improved properties and units, (2) minimizing operational and ongoing capital expenditure costs, and (3) improving the quality, or “asset class,” of our properties.

•

Identify and pursue attractive acquisition and renovation and repositioning opportunities in our target markets in the Sunbelt region. We focus our acquisition strategy primarily on value-added, mid-market multifamily assets in key submarkets in the Sunbelt region that are projected to have population growth rates in excess of the national average or strong economic growth and in which the average income of the tenants generally exceeds the average income for the metropolitan area in which the community is located. We seek to continue to diversify our portfolio investments across similar markets. In seeking out potential acquisition opportunities, we examine portfolio transactions in addition to single property transactions. Between our inception in 2005 and December 31, 2013, we acquired our 67 consolidated owned properties and sold two properties for a remaining 67 consolidated owned properties with 19,594 units for $1.5 billion and invested in two unconsolidated joint venture properties with 750 units for $6.4 million in furtherance of this strategy. We also have acquired, and in the future may acquire, other multifamily real estate-related investments.

While our primary focus in the near term will be the intensive management of our current portfolio, we aim to acquire assets from motivated or undercapitalized sellers in non-marketed transactions. We focus mainly on opportunities that enable us to create additional portfolio value through improved management and value-added improvements to enhance operations. We believe we can utilize our strategic relationships with our joint venture partners, owners of our managed properties, institutional property investors, lenders, developers, and co-investors of multifamily property and our management team’s experience in acquiring apartment communities to pursue acquisition opportunities where we believe we can increase occupancy and rental rates and reduce operating expenses.

•

Increase our occupancy and net operating income through proactive management of our portfolio and operations. Our structure enables us to adopt an active approach to property management by aggressively leasing available space through targeted marketing, emphasizing regular maintenance and periodic renovations and repositioning to meet the needs of tenants and to maximize long-term returns, and financing acquisitions and refinancing properties when favorable terms are available to increase cash flow. We believe this approach will enable us to increase rental rates, maintain high occupancy rates, reduce tenant turnover, make value-enhancing and income-producing capital improvements, where appropriate, and control operating costs and capital expenditures.

•

Take advantage of economies of scale, efficiencies and technology as a result of our focus on specific submarkets, primarily in the Sunbelt region. We continually seek out opportunities to take advantage of economies of scale on both a portfolio-wide and market-specific basis. For example, we have entered into portfolio-wide contracts for insurance, repair and maintenance supply and telephone service, among others. This strategy helps us not only increase our revenues, but also better predict and control our operating costs as we continue to grow.

Additionally, we continue to increase our use of technology to maximize rents and decrease expenses across our portfolio. Our technologically advanced rent optimization software includes a streamlined and user-friendly online resident portal platform, online leasing (including real-time availability data), automated integration with AMSI property management software, a “yield management” pricing program and real-time information that allows us to adjust rents in response to local market conditions and individual unit amenities, and enhanced online marketing. The use of these technologies, among others, permits us to track and maximize lead generation and closing data, measure the performance of our leasing, maintenance and management personnel, maximize the effectiveness of our social media, and facilitate easy online leasing, maintenance requests, contact and payment.

Investment Objectives and Strategy

Overview

Our investment objective is to own, operate and where appropriate, redevelop and reposition income-producing apartment communities that will (1) provide income to our stockholders out of cash flows from property operations and (2) create stockholder value through continued improvement in property operations which will result in improved asset value.

Additionally, we intend to:

•	continue to invest in income-producing real estate and other real estate-related investments in a manner which permits us to maintain our qualification as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the sale of our properties.

We cannot assure our stockholders that we will attain these objectives. Decisions relating to the purchase, renovation, repositioning and sale of investments are made by our management, subject to the oversight and approval of our board of directors.

We primarily acquire properties through wholly-owned subsidiaries of our operating partnership. We intend to continue to acquire fee simple ownership of apartment communities; however, we may acquire properties subject to long-term ground leases. We may use other methods of acquiring a property when advantageous.

We are not specifically limited in the number or size of properties we may acquire. The number and mix of properties we acquire will depend upon our access to sources of capital, real estate and market conditions and other circumstances existing at the time we are acquiring our properties. Although our focus is on apartment communities, our charter and bylaws do not preclude us from acquiring other types of properties. We may acquire other real estate assets, including, but not limited to, income-producing commercial properties or multifamily properties with a commercial component. The purchase of any apartment community or other property type will be based upon the best interest of our company and our stockholders as determined by our board of directors.

In determining whether to acquire a particular property, we may, in accordance with customary practices, seek to obtain an option to acquire the property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased. We focus primarily on investments that produce current income.

We may also enter into arrangements with the seller or developer of a property, whereby the seller or developer agrees that if, during a stated period, the property does not generate specified cash flows, the seller or developer will pay us in cash an amount necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations. As a result, we will not be assuming the development risk during such stated period up to such specified cash flow level.

Acquisition Criteria

We believe, based on our management’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors, including:

•	The potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	The geographic location and type;

•	The property’s current and projected cash flow;

•	The construction quality and condition;

•	The potential for repositioning and capital appreciation;

•	The general credit quality of current and potential tenants;

•	The potential for rent increases;

•	The occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	The competition from existing properties and the potential for the construction of new properties in the area;

•	The treatment of the property and acquisition under applicable federal, state and local tax and other laws and regulations;

•	The prospects for liquidity through sale, financing or refinancing of the property; and

•	The potential for expanding the physical layout of the property.

We do not purchase any property unless and until we obtain an environmental assessment, at a minimum a Phase I review, and generally are satisfied with the environmental status of the property, as determined by our management. However, such environmental assessments may not identify all potential environmental liabilities, and we may in the future discover adverse environmental conditions at our communities, including at communities we acquire in the future, which may have a material adverse effect on us.

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

Making Loans and Investments in Mortgages

We do not have any outstanding loans to other entities or any plans to make such loans, but we may make loans as part of the sale of real property in the future. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

Investments in Securities

We do not currently hold any securities. However, in the future we may invest in various types of securities, including, but not limited to: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities and debt securities issued by other real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain foreign currency denominated securities.

Our management has substantial discretion with respect to the selection of specific securities investments. In determining the types of securities investments to make, our management will adhere to an asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities).

Operating Strategy

Our primary operating strategy is to buy, own and manage a portfolio of quality apartment communities with stable and growing cash flows in select and diverse metropolitan areas with growth potential in the Sunbelt region of the United States, enhance those properties that meet our standards and investment objectives and to augment the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	a “hands-on” management style, including close and frequent contact between senior management and other employees, extensive reporting processes and frequent on-site visits;

•	aggressively leasing available space through targeted marketing;

•	repositioning and renovating many of our recently acquired properties to increase property revenues and/or minimize operational costs;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow;

•	providing superior customer service to our tenants;

•	developing and offering new ancillary income programs aimed at offering new services to residents on which we generate revenue, such as our valet waste program;

•	incorporating new technologies to improve efficiencies and data sharing and track performance across all facets of our business;

•	maximizing our revenues and minimizing our costs, including through utility rebillings and administrative, application and other fees charged to tenants;

•	incentivizing and training our team members to achieve performance goals, including through the use of performance-based compensation; and

•	identifying and implementing additional ancillary income sources.

Disposition Strategy

Our management and our board of directors evaluate, at least annually, economic and market conditions and our exposures relating to such conditions. In light of these evaluations, our management and board of directors will determine whether a particular property should be sold or otherwise disposed of after consideration of other relevant factors, including performance or projected performance of the property, market conditions and continued qualification as a REIT, with a view toward achieving our principal investment objectives. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view towards achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. See also “—Tax Protection Agreements.”

We are constantly evaluating our inventory for properties that could be advantageous to sell. When appropriate to minimize our tax liabilities, we may structure the sale of a property as a “like-kind exchange” under the federal income tax laws so that we acquire qualifying like-kind replacement property meeting our investment objectives without recognizing taxable gain on the sale. Furthermore, our general strategy will be to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties in additional properties or, secondarily, to use such proceeds for the maintenance or repair of existing properties or to increase our reserves for such purposes. The objective of reinvesting such proceeds is to increase the total value of our real estate assets and the cash flows therefrom.

In connection with a sale of a property, our general preference is to obtain an all-cash sale price. We may consider selling a property if it falls under one of the following criteria:

•	we believe the value of a property might decline substantially;

•	an opportunity has arisen to improve other properties;

•	we can increase cash flows through the disposition of the property; or

•	we believe the sale of the property is in our and our stockholders’ best interest.

Borrowing Policies

Our audit committee reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of December 31, 2013, our aggregate indebtedness, excluding our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, was 63.5% of the combined fair market value of all of our real estate and real estate-related investments.

We have acquired and will continue to acquire properties with cash, mortgage loans or other debt, or by the issuance of equity securities by us or our operating partnership. With respect to properties purchased with cash or equity securities, we may later incur unsecured debt or mortgage indebtedness secured by selected properties, if favorable financing terms are available or circumstances otherwise warrant.

When we incur indebtedness, we endeavor to obtain a certain mix of fixed and floating rate loans to actively manage our balance sheet, and will continue to do so at our board of directors’ discretion.

Tax Status

We qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code and we intend to continue to meet the requirements for qualification and taxation as a REIT. To maintain our qualification as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our “REIT taxable income,” determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on the REIT taxable income that we distribute currently to our stockholders. Our wholly-owned management company, ATA Property Management, LLC, is organized as a taxable REIT subsidiary and accordingly is subject to income taxation.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal, state and local income tax at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief. We intend to take advantage of any and all relief provisions that are available to us to cure any violation of the requirements applicable to REITs. Such an event could have a material adverse effect on our results of operations, liquidity and financial condition and on our net cash available for distribution to our stockholders. Distributions to stockholders in any year in which we are not a REIT would not be deductible by us, nor would they be required to be made. In this situation, to the extent of current and accumulated earnings and profits, all distributions to stockholders that are individuals will generally be taxable at a rate of 20%, and, subject to limitations of the Code, corporate stockholders may be eligible for the dividends received deduction.

Tax Protection Agreements

We have entered into 28 tax protection agreements for 21 properties with certain persons, or the Tax Protected Parties, who contributed certain multifamily apartment communities in connection with the Recapitalization Transaction (as defined below) and certain other acquisitions. Pursuant to these agreements, our operating partnership has agreed, among other things, to indemnify the Tax Protected Parties against certain taxes incurred by them upon a sale, exchange or other disposition of the tax protected properties during a specified restricted period, or the Tax Protection Period, plus an additional amount equal to the taxes incurred by the tax protected parties as a result of the indemnification payments. The Tax Protection Periods have been issued for seven year terms. The disposition of a tax protected property in certain tax deferred transactions such as a like-kind exchange would not trigger this indemnification obligation. We estimate that the total amount of “protected gain” on all of the tax protected properties is approximately $153 million. Protected gain is the amount of gain that would be specially allocated under the Code to the Tax Protected Parties upon a taxable sale of the tax protected properties. If we sell one or more of the tax protected properties during the Tax Protection Period, we are obligated to reimburse the Tax Protected Parties for their tax liabilities on the protected gain at the then-applicable tax rates, grossed up on an after-tax basis. The reimbursement payments generally decline ratably over the Tax Protection Period.

In addition, in the tax protection agreements for three properties (representing a total equity value of approximately $35 million based on the book value of the property minus the remaining mortgage outstanding), the owners of the Tax Protected Parties have the right during the Tax Protection Period to sell all of their interests in the Tax Protected Parties to us in exchange for our common stock, which we refer to herein as the Put Right. The agreement further provides for the exercise of the Put Right to be structured in a manner that will qualify as a reorganization under the Code. If the Put Right is exercised with respect to a property in a merger transaction, we would inherit the applicable Tax Protected Party’s tax basis in the property and any related unpaid taxes of such Tax Protected Party.

Also, pursuant to certain of these agreements, our operating partnership has agreed to maintain sufficient indebtedness on the tax protected properties during their respective Tax Protection Periods or, alternatively, to offer the Tax Protected Parties the opportunity to guarantee specific types of our operating partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities.

Distribution Policy

To satisfy the requirements to qualify as a REIT, and to avoid or limit paying tax on our REIT taxable income, we intend to make regular distributions of all, or substantially all, of our REIT taxable income (excluding net capital gains) to our stockholders.

We intend to avoid, to the extent possible, the fluctuations in distributions to our stockholders that might result if distribution payments were based on actual cash received during the distribution period. Accordingly, we may use cash received during prior periods, or cash received subsequent to the distribution period and prior to the payment date for such distribution payment, to pay annualized distributions consistent with the distribution level established from time to time by our board of directors. Our ability to make and maintain regular and predictable distributions will depend, among other factors, upon the availability of cash flows and applicable requirements for qualification as a REIT under the federal income tax laws. Therefore, there may not be cash flows available to pay distributions or distributions may fluctuate. If cash available for distribution is insufficient to pay distributions to our stockholders, we may obtain the necessary funds by borrowing, issuing new securities or selling assets. These methods of obtaining funds could adversely affect future distributions to our stockholders.

To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits and are not designated as capital gains dividends or “qualified dividend income,” such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a tax-free return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain provided that the stock has been held as a capital asset, and will be taxable as long-term capital gain if the stock has been held for more than one year.

Distributions are calculated with monthly record dates so a full month of distribution benefits accrues upon the first record date after an investor becomes a stockholder of our company. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, generally we intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties; although we cannot assure our stockholders that we will be able to do so on favorable terms or at all.

The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including availability of cash flows and applicable requirements for qualification as a REIT under the federal income tax laws, our historical and projected financial condition, liquidity and results of operations, capital expenditure requirements, prohibitions and other restrictions imposed by financing covenants, and restrictions imposed by Maryland Law.

Competition

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and unit rental rates at our apartment communities, which would adversely affect our operating results. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. We complete primarily on the basis of price, location, design, quality, service and reputation. In addition, overbuilding of apartment communities may occur, which would increase the number of apartment units available and may decrease occupancy and unit rental rates.

Furthermore, apartment communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or purchase caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease apartment units and increase or maintain rental rates.

We also face competition for real estate investment opportunities. These competitors may be other REITs and other entities that have, among other things, substantially greater financial resources and access to capital, a lower cost of capital, and a higher tolerance for risk than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.

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

Costs of Government Environmental Regulation and Private Litigation.    Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties, and there is no assurance that such liability will not be material. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Other Federal, State and Local Regulations.    Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions to our stockholders could be materially and adversely affected.

Employees

As of December 31, 2013, we had 808 employees, including corporate staff at our three regional offices and all on-site staff located at our properties. None of our employees is represented by a union or collective bargaining agreements. We believe our relationship with our employees to be positive, which is a key component of our operating strategy.

Available Information

Our principal executive offices are located at 3505 East Frontage Road, Suite 150, Tampa, Florida 33607 and the telephone number is (813) 281-2907. The e-mail address of our investor relations department is latinfo@latapts.com, and our website is www.latapts.com. We make available on our website, free of charge, our annual, quarterly, current reports, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed, or furnished, to the Securities and Exchange Commission, or the SEC. These reports are also available to the public, free of charge, at the SEC’s website at www.sec.gov. Information on our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider the following risk factors, which address the material risks concerning our business and an investment in shares of our common stock, together with the other information contained in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K were to occur, our business, prospects, financial condition, liquidity, funds from operations and results of operations and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected, which we refer to herein collectively as a “material adverse effect on us,” the market price of our common stock could decline significantly and you could lose all or part of your investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements.

Risks Related to Our Business

Substantially all of our 68 consolidated properties are located in the Sunbelt region and almost half of our consolidated owned properties as of December 31, 2013 were located in the Dallas, Texas, Tampa Bay, Florida and Charlotte, North Carolina MSAs, and adverse economic, market, weather and other developments in these regions may materially and adversely affect us, including our results of operations and financial condition and cash flows.

Substantially all of our 68 consolidated properties are located in the Sunbelt region of the United States. Within the Sunbelt, as of December 31, 2013, 32 of our consolidated properties, comprising 8,593 units, were located in the Dallas, Texas, Tampa Bay, Florida, and Charlotte, North Carolina MSAs. These markets accounted for an aggregate of 42.6% of our revenues for the month ended December 31, 2013. In particular, 16 of our consolidated owned properties comprising 4,142 units and accounting for 20.8% of our revenues for the month ended December 31, 2013 were located in the Dallas, Texas MSA at December 31, 2013. As a result, we are particularly susceptible to adverse economic, market and other conditions in these geographic areas, particularly Dallas, Texas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence and relocation of businesses, that may result in defaults or premature lease terminations by our tenants and may lead us to provide rent concessions or reduced rental rates to maintain or increase occupancy levels. Such conditions may also cause vacancies to increase and a lack of future population and job growth and increases in supply of competing properties or decreases in demand for our properties may make it difficult to maintain or increase occupancy levels. Additionally, the geographic concentration of our properties makes us particularly susceptible to adverse weather conditions that threaten southern and coastal states, such as hurricanes and flooding. Although we anticipate and plan for losses, even a single catastrophe or destructive weather event may have a significant negative effect on us because of the concentration of our properties. Any such adverse economic, market, weather or other developments in the Sunbelt region — and in particular the areas of or near to Dallas, Texas, Tampa Bay, Florida, or Charlotte, North Carolina — could materially and adversely affect us.

We have experienced rapid growth through acquisitions since 2012 and do not expect our business to continue to grow at the same rate in the future.

We acquired 38 properties in 2013 and 16 properties in 2012 out of our total 67 consolidated owned properties as of December 31, 2013. A majority of our growth has been predicated on our acquisitions from related parties, including 22 properties in 2013 and 15 properties in 2012. Because we have experienced rapid growth through acquisitions since 2012, we do not expect our business to continue to grow at the same rate in the future.

Our revenues are significantly influenced by demand for apartment communities generally, and a decrease in such demand may materially and adversely affect us, including our revenues and our ability to satisfy our debt service obligations.

We are subject to risks inherent in investments in a single industry, and a decrease in the demand for apartment communities generally would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at apartment communities was adversely affected by the recent U.S. recession, including the reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the debt and equity markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing apartment communities in an area. If the economic recovery slows or reverses, these conditions could return and we could experience downward pressure on occupancy and rental rates at our apartment communities, which could cause a decrease in our rental revenue. Any such decrease could materially and adversely affect us.

We may be unable to obtain funding for our capital needs on favorable terms or at all, which could negatively affect our ability to consummate attractive acquisitions, make necessary capital improvements to our properties, and expand our business, any of which could have a material adverse effect on us.

In order to maintain our qualification as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. Additional sources of debt or equity for funding may not be available to us on favorable terms or at all. If we do not have access to favorable funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

If we do not achieve anticipated growth in occupancy or rental rates following our investment of funds for capital expenditures, we may be materially and adversely affected, including our financial condition, results of operations, revenues and net income.

In order to attract and maintain tenants, we may be required to expend funds for capital expenditures to our apartment units and common areas. We cannot guarantee that, following the expenditure of such funds, we will be able to increase the occupancy or rental rates in our apartment communities as much as we have projected, or at all. If our capital expenditures do not result in anticipated growth in occupancy or rental rates, our revenues would be lower than anticipated and we could be materially adversely affected.

Our future capital expenditures may be higher than anticipated, which may materially and adversely affect us, including our financial condition, results of operations and our balance sheet.

In addition to our planned capital expenditures, we may require substantial funds to renovate an apartment community in order to upgrade it, reposition it in the market, or sell it. We are currently in the process of renovating or repositioning 21 of our consolidated owned properties. We have invested $10.4 million in these projects through December 31, 2013, and we expect to invest an additional $13.8 million to complete the projects in 2014. In addition to our expected investment of $13.8 million to complete the aforementioned projects in 2014, we currently intend to invest between $11.2 million and $16.2 million in renovation and repositioning activities at several of our properties acquired in 2012, 2013 and early 2014 by the end of 2014.

We cannot guarantee that we will complete these projects on the schedule or within the budget that we have projected, and we may determine in the future that we need to expend additional funds to complete these projects. Additionally, we may identify additional renovation or repositioning projects that we will undertake at our existing properties, or properties that we may acquire in the future, and for which we will need additional funding. We cannot guarantee that we will be able to obtain such funding on favorable terms, or at all, which could have a material adverse effect on us.

The departure of Joseph G. Lubeck and Stanley J. Olander, who have extensive experience in the multifamily housing sector, or other members of our senior leadership team or our board of directors, could materially and adversely affect us, including our financial condition, results of operations, reputation, and prospects.

Our ability to achieve our investment objectives and to pay distributions depends to a significant degree upon the performance of our senior leadership team, Joseph G. Lubeck, our executive chairman, and Stanley J. Olander, Jr., our chief executive officer and chief financial officer, in managing our investments and our day-to-day activities, determining and negotiating any financing arrangements, identifying and negotiating potential acquisitions, and identifying, assessing and implementing strategic initiatives for our business. We currently have an employment agreement with each of Messrs. Lubeck and Olander through December 31, 2016. If we were to lose the benefit of our executive officers’ experience, efforts and abilities, or the benefit of any of our other directors, we may not be able to achieve our investment objectives and our operating results could suffer.

Furthermore, our ability to retain our senior leadership team or to attract suitable replacements should any members of the senior leadership team leave is dependent on the competitive nature of the employment market. The loss of services from key members of our senior leadership team or other key personnel or a limitation in their availability could materially and adversely affect us. Further, such a loss could be negatively perceived in the capital markets. We have not obtained, and do not expect to obtain, “key person” life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot provide assurance that we will be successful in attracting and retaining such skilled personnel on favorable terms or at all.

Our joint ownership of certain properties may involve risks not associated with direct ownership, which may materially and adversely affect us, including our balance sheet, revenues and results of operations.

We have previously invested in, and we intend to continue to invest in, joint venture arrangements, including joint ventures with affiliates. As of December 31, 2013, we owned interests in three properties comprising 1,272 units that are held by joint ventures in partnership with affiliates of BRT Realty Trust and Legacy Stafford Landing LLC. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•	our joint venture partners may refuse to make capital contributions when due;

•

we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership and operation of the joint venture and the joint venture properties, such as the acquisition of properties, the sale of the properties, making repairs or alterations to our properties over a threshold amount, or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;

•	our joint venture partners may, at any time, have business or economic goals which are inconsistent with ours;

•	some of our joint venture partners have the right to sell the property held by such joint venture without our consent after the fifth anniversary of the acquisition of such property;

•

we are restricted under certain of our joint ventures from entering into any transaction with a multifamily real property within a two to 20 mile radius of our joint venture property without first offering our joint venture partner the right to participate;

•

some of our joint venture partners have the right to terminate our role as manager of the joint venture properties for certain enumerated events such as our bankruptcy or default under certain agreements;

•

our joint venture partners may be in a position to take action contrary to our instructions or requests or contrary to our interests, strategies or objectives, including our strategy to maintain our qualification as a REIT;

•

prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which could restrict our ability to dispose of our interest in the joint venture;

•

disputes with our joint venture partners may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved;

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments;

•	our joint ventures may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture;

•

our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may result in our loss of management and leasing responsibilities and fees that we currently receive from the joint venture properties;

•

our interest in a joint venture may be subject to a buy/sell right or a right of first refusal of our joint venture partner, which may prevent us from selling our interest on a timely basis or on acceptable terms, or we may not have sufficient cash, available borrowing capacity or other capital resources to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest;

•

we may have a right of first refusal or buy/sell right to buy out a joint venture partner, in which case we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so; and

•

we may, in certain circumstances, be liable for the actions of our joint venture partners, and their activities could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

If any of the foregoing were to occur, we could be materially and adversely affected.

We may in the future pay distributions from sources other than our cash flows provided by operating activities, including from borrowed funds, which may materially and adversely affect us, including our financial condition, our balance sheet, and the price of our stock.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on factors such as our, current and projected operating results, cash flows, financial condition, and capital expenditure and debt service requirements, prohibitions and other restrictions under financing arrangements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate, if any, and payment frequency may vary from time to time. We have reduced our distribution rate in the past, including in March 2011 when we reduced our distribution rate to 3% from 6% based upon a $10.00 per share stock price, and may do so again in the future. If the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Furthermore, any inability on our part to make distributions to our stockholders at the anticipated level could result in a significant decrease in the market price of our common stock.

For the year ended December 31, 2013, we paid aggregate distributions of $6.7 million ($4.9 million in cash and $1.8 million of which was reinvested in shares of our common stock pursuant to the Second Amended and Restated Dividend Reinvestment Plan, or the DRIP), as compared to cash flows provided by operating activities of $6.7 million. From our inception through December 31, 2013, we paid cumulative distributions of $52.5 million ($32.2 million in cash and $20.3 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $15.8 million. The distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public common stock offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. No assurance can be given that we will generate future cash flows sufficient to pay distributions to our stockholders; in such cases, we would be required to reduce our distribution rate or defer their payment o to seek funds from third party sources for such purpose, which may not available on favorable terms or at all. For a further discussion of distributions, see “Item 1. Business — Distribution Policy.”

We have experienced losses in the past and we may experience additional losses in the future, which would materially and adversely affect us, including our results of operations and net income.

Historically, we have experienced net losses and, in the future, we may experience additional losses. For the years ended 2013, 2012 and 2011, we had net losses attributable to common stockholders of $32.6 million, $34.9 million and $8.9 million, respectively. Many of our recent losses can be attributed to depreciation of our assets and non-recurring transactional costs and we may incur recurring or nonrecurring losses in the future. For a further discussion of our operational history and the factors for our losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.

Competition could limit our ability to acquire attractive investment opportunities, which may materially and adversely affect us, including our financial condition, growth prospects, results of operations and cash flows.

We compete with numerous commercial developers, real estate companies and other owners of real estate in seeking apartment communities for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties. The competition for apartment communities may significantly increase the price we must pay for assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and access to capital, may be willing to pay more for the properties, may have higher tolerance for risk or may have a more compatible operating philosophy. In particular, larger apartment REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition could result in increased demand for these assets and therefore could increase prices we pay for them. If we pay higher prices for our properties, we could be materially and adversely affected.

Our board of directors may change our policies without seeking our stockholders’ approval, which may materially and adversely affect us, including our results of operations, our balance sheet and our growth prospects.

Our board of directors may change our policies, including policies with respect to investments, leverage, financing, growth, debt and capitalization, without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in the best interest of our stockholders. A change in our policies could cause a decline in the value of our investments and in our financial and operating results, which could have a material adverse effect on us.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of any such acquired properties, which could materially and adversely affect us, including our balance sheet and our rental revenues.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property, which could materially and adversely affect us.

Our leases expose us to the effects of declining market rents upon expiration, which may materially and adversely affect us, including our rental revenues, net income and results of operations.

Substantially all of our apartment leases are, and we expect that substantially all of our future apartment leases will continue to be, for a term of one year or less. Because these leases generally permit the tenants to leave at the end of the lease term without penalty, our revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms, which could materially and adversely affect us.

Some or all of our properties have incurred, and will incur, vacancies, which may materially and adversely affect us, including our revenues, results of operations, cash flows and the resale value of our properties.

Some or all of our properties have incurred, and will incur, vacancies. If vacancies of a significant level continue for a long period of time, we would continue to incur certain expenses without any revenue offset. In addition, the resale value of the property could be diminished because the market value of a particular property partly depends on the number and remaining terms of existing leases. The foregoing could have a material adverse effect on us.

We may be unable to find or finance attractive investments, which may materially and adversely affect us.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is partially dependent upon our management selecting additional investments for us to acquire in the future and securing favorable financing arrangements. Our stockholders must rely entirely on our management’s ability and the oversight of our board of directors. Our management may not be successful in identifying attractive investments on financially attractive terms or, if it identifies such investments, we may have to access additional sources of capital or borrowings on favorable terms or at all. In any such event, we could be materially and adversely affected.

Breaches of our data security could materially harm our business, financial performance and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

Risks Related to Debt Financing

We have $989.4 million of debt outstanding, which could materially and adversely affect us, including our future financial condition, results of operations, balance sheet and competitive position.

We have financed, and we intend to continue to finance, a portion of the purchase price of our investments in real estate by borrowing funds on a secured and unsecured basis. We have $989.4 million of debt outstanding, excluding our Series D Preferred Stock, of which $838.4 million is mortgage and other secured debt, net of premium. We may borrow funds for acquisitions and other business needs. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income, excluding net capital gains. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

Our debt may materially and adversely affect us, including by:

•

requiring us to use a substantial portion of our operating cash flows to pay principal and interest, which reduces our liquidity and the amount of cash available for distributions to our stockholders (including those necessary to qualify and maintain our qualification as a REIT) and for our business needs, such as operating our properties;

•	making us susceptible to acceleration of debt prior to maturity and, in the case of secured debt, foreclosures of our properties upon any default;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	subjecting us to increased sensitivity to interest rate increases;

•	making us more vulnerable to economic and industry downturns, particularly in our largest markets, and reducing our flexibility in responding to changing business and economic conditions; and

•	limiting our ability to access capital for operations, capital expenditures and future acquisitions.

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our debt at maturity, it is likely that we will not have sufficient funds on hand to repay this debt at maturity and we expect that we will be required to repay debt through debt refinancings and/or equity offerings. The amount of our debt and turmoil in the lending and debt capital markets may adversely affect our ability to refinance or repay debt through debt refinancings. If we are unable to refinance our debt on acceptable terms, or at all, we might be forced to raise capital through equity issuances, which may be dilutive to our stockholders, or by disposing of one or more of our properties on terms that are disadvantageous to us, which might result in losses to us and which might adversely affect our business, prospects and cash available for distributions. If prevailing interest rates or other factors at the time of any debt refinancing result in higher interest rates, our interest expense would increase, which would adversely affect our operating results.

Higher interest rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can pay to our stockholders.

If mortgage debt or other secured or unsecured debt is unavailable on acceptable terms as a result of increased interest rates or other factors, we may not be able to fund or grow our business, including through financing the initial purchase of properties. We also risk being unable to refinance such debt when the debt comes due, or of being unable to refinance on acceptable terms. If interest rates are higher when we refinance debt, our net income would be reduced. Our inability to refinance our debt may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our cash flows and results of operations.

As of December 31, 2013, $175.1 million, or 20.9%, of our consolidated debt outstanding was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt and would adversely affect cash flow and our ability to service our indebtedness and to make distributions to our stockholders, which could materially and adversely affect the market price of our common stock. Based on our aggregate variable rate debt outstanding as of December 31, 2013, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $3.2 million in interest expense on an annual basis. The amount of this change includes the benefit of swaps and caps we currently have in place. As of December 31, 2013, we were party to interest rate hedge agreements with an aggregate notional amount in excess of the aggregate principal amount of our hedged variable rate debt. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at inopportune times which may not permit realization of the maximum return on such investments.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could materially and adversely affect us.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, we could be materially and adversely affected.

As of December 31, 2013, our derivative financial instruments had a fair value that resulted in a net liability of $11.1 million. See Note 14, Fair Value of Derivatives and Financial Instruments, for additional information regarding our hedging activities.

The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we will be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments and result in the maturities of all of our debt obligations being accelerated, which would materially and adversely affect us, including our liquidity, business, results of operations and financial condition.

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. Our loan documents currently require, and in the future may require, that we maintain certain financial ratios and currently contain, and in the future may contain, covenants that limit our ability to further mortgage the property or discontinue our insurance coverage. In addition, certain of our indebtedness may limit our ability to refinance such indebtedness, either because such indebtedness may not be prepaid or may be prepaid only with the payment of significant prepayment costs and may limit out limit to adjust and apply insurance proceeds in the event of a casualty. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

For example, under the terms of our credit facility, we are required to satisfy certain financial covenants, including among others, (i) a minimum consolidated fixed charge coverage ratio of 1.05 to 1.0 as of the end of any fiscal quarter ending prior to the original maturity date of March 7, 2015 and 1.50 to 1.00 as of the end of any fiscal quarter ending during any applicable extension period, and (ii) a maximum ratio of consolidated funded indebtedness to total asset value of 75% at any time through June 30, 2014, 70% at any time after June 30, 2014 but prior to the original maturity date, and 65% at any time during any applicable extension period. Our fixed charge coverage ratio was 1.17 as of December 31, 2013. Our ratio of consolidated funded indebtedness to total asset value as of December 31, 2013 was 69.8% under the credit facility covenant, which includes our Series D Preferred Stock, outstanding in the calculation of consolidated funded indebtedness. Because it is required to be redeemed for cash, the Series D Preferred Stock is classified as debt in our consolidated balance sheet at December 31, 2013. If we do not continue to satisfy these covenant ratios, we will be in default under our credit facility, which in turn would trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity, business, results of operations and financial condition. Additionally, if an event of default exists under the documents governing our credit facility, we are restricted, in certain circumstances, from making any distributions, including distributions necessary to maintain our qualification as a REIT, which could cause us to lose our REIT qualification and become subject to U.S. federal income tax.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have financed, and may continue to finance, property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum, or “balloon,” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Any downturn in the credit markets may increase the cost of borrowing and may make it difficult for us to obtain financing, which may materially and adversely affect us, including our future financial condition, results of operations, liquidity and competitive position.

Economic and business conditions in the United States continue to be challenging due to tight credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases cease, lending. The tightening of the credit markets may have an adverse effect on our ability to obtain additional financing for extensions, renewals or refinancing of our current mortgage loan payables and other liabilities, and may inhibit our ability to make future acquisitions, execute strategic initiatives or meet liquidity needs. The negative impact of the adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on us.

Potential reforms to Fannie Mae and Freddie Mac could materially and adversely affect us.

As of December 31, 2013, we owed approximately $208.2 million of outstanding consolidated indebtedness to Fannie Mae. We rely on national and regional institutions, including Fannie Mae and Freddie Mac, to provide financing for our acquisitions. Currently, there is significant uncertainty regarding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and it could significantly reduce our acquisitions and sales of assets and/or the values realized upon any sale. As a result, we could be materially and adversely affected.

Risks Related to Real Estate Industry

Real estate investments are relatively illiquid and may limit our flexibility in disposing of our properties, which may materially and adversely affect us, including our balance sheet, liquidity and results of operations.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. We may be unable to sell our properties on favorable terms when desired or at all. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. These potential difficulties in selling real estate in our markets, including any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property, may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or market conditions, which could have a material adverse effect on us.

Competition and any increased affordability of single-family residential homes could limit our ability to lease our apartments or maintain or increase rents, which may materially and adversely affect us, including our financial condition, results of operations and growth prospects.

The multifamily industry is highly competitive, and we face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our apartment communities are and will be located. If so, this would increase the number of apartment units available and may decrease occupancy and unit rental rates. Furthermore, apartment communities we acquire compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multifamily homes available to rent or purchase. The number of competitive apartment communities and/or condominiums in a particular area, or any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership, could adversely affect our ability to retain our tenants, lease apartment units and maintain or increase rental rates. These factors could materially and adversely affect us.

Increased construction of similar properties that compete with our properties in any particular location may materially and adversely affect us, including the operating results of our properties and our cash available for distribution to our stockholders.

We may acquire properties in locations that experience increases in construction of properties that compete with our properties. This increased competition and construction could make it more difficult for us to find tenants to lease units in our apartment communities and/or force us to lower our rental rates in order to lease units in our apartment communities, which could substantially reduce our revenues and could have a material adverse effect on us. In addition, overbuilding of apartment communities may occur.

Uninsured losses relating to real estate may materially and adversely affect us, including our balance sheet and our revenues.

We do not intend to obtain insurance for certain types of catastrophic losses relating to real estate, such as losses due to wars or certain kinds of terrorist attacks, hurricanes, pollution or environmental matters, unless we are required to do so by mortgage lenders or we may have inadequate insurance coverage. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us in sufficient amounts, or at all, for such purposes in the future. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss and our revenues will be adversely affected, which could materially and adversely affect us.

Climate change could materially and adversely affect us.

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, we could be materially and adversely affected.

In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

We are subject to risks from natural disasters such as hurricanes and severe weather. Any such event could have a material adverse effect on us.

Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Any such event could have a material adverse effect on us. When we have geographic concentration of exposures, a single destructive event (such as a hurricane, especially in the Sunbelt region) affecting a region may have an even greater impact on us. As of December 31, 2013, we owned 32 properties, comprising 8,593 units, located in the Dallas, Texas, Tampa Bay, Florida and Charlotte, North Carolina MSAs.

Increases in our insurance rates may materially and adversely affect us, including our results of operations and our cash flows.

We may not be able to renew our insurance coverage at our current or reasonable rates nor can we estimate the amount of potential increases of policy premiums. Upon tenant turnover, there is no assurance that we will be able to increase rents to cover any increased premium expenses. As a result, we could be materially and adversely affected.

We face possible liability with respect to environmental, health and safety matters, including for environmental cleanup costs and damages for contamination related to our current or former properties and with respect to lead-based paint, asbestos, indoor air quality and vapor intrusion, and mold growth, which could materially and adversely affect us, including by substantially increasing our costs and reducing our liquidity.

Because we own and operate real estate, we are subject to various federal, state and local environmental, health and safety laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for costs and damages (including removal or remediation costs) arising from hazardous or toxic substances at, on, under, in or released from such property. These costs or damages could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances, and the liability could be joint and several. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated or may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination, and these restrictions or liens may require substantial expenditures. Environmental laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person may incur the cost of removal or remediation of hazardous substances at disposal or treatment facilities. These laws impose such liability whether or not the person arranging for the disposal ever owned or operated the disposal or treatment facility. Environmental laws provide for sanctions, including fines and penalties, and may result in substantial costs, in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could increase the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury or property damage claims could materially and adversely affect us. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

As the owner or operator of real property, we also may incur liability based on various conditions at our properties and the buildings thereon, including with respect to asbestos containing material, or ACM, lead-based paint, or LBP, indoor air quality and vapor intrusion, and mold.

For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

Costs required to become compliant with the ADA and the Fair Housing Amendment Act, the “FHAA, at our properties may materially and adversely affect us, including our results of operations.

We may acquire properties that are not in compliance with the ADA or the FHAA. We would be required to pay for improvement to the properties to effect compliance with the ADA and the FHAA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers and could result in the imposition of fines by the federal government or an award of damages to private litigants. The FHAA requires multifamily dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. State and federal laws in this area are constantly evolving. Any changes in state or federal laws in this area could place a greater cost or burden on us as landlord of the properties we acquire. In addition, any new construction at a property would need to be ADA compliant.

Our real properties are subject to property taxes that may increase in the future, which could materially and adversely affect us, including our cash flows.

Our real properties are subject to property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If property taxes increase, our net income will be reduced.

Some of our properties are legal non-conforming use properties and we may not be able to restore them to their current forms in the case of a major casualty, which could materially and adversely affect us, including our revenues.

Some of our properties are legal non-conforming use properties or the improvements thereon are legal nonconforming structures. This may impair our ability to restore the improvements on such a property to their current form in the event of a major casualty. If any such casualty occurs at one of our legal non-conforming use properties, our revenues from such property will be adversely affected, which could materially and adversely affect us.

Risks Related to Our Organizational Structure

Some of our directors and officers have conflicts of interest that could adversely affect our stockholders, which may materially and adversely affect us.

To date, we have purchased 37 of our 67 consolidated owned properties, comprising 10,638 units, from ELRH and acquired ELRH’s integrated real estate operating company. Two of our directors, Joseph Lubeck and

Michael Salkind, are affiliated with ELRH. To date, we have acquired seven properties of our 67 consolidated owned properties from DeBartolo or its affiliates. One of our directors, Edward Kobel, is affiliated with DeBartolo. In the future, we may invest in, or co-invest with, joint ventures or other entities affiliated with Messrs. Lubeck, Salkind and Kobel. We currently manage properties held by Messrs. Lubeck, Salkind and Kobel for which we hold no ownership interest. Additionally, we have entered into a financing relationship with and issued preferred stock to iStar Apartment Holdings LLC, or iStar Apartment, an affiliate of iStar, and BREDS II Q Landmark LLC, or BREDS, an affiliate of Blackstone, as a result of which each of iStar Apartment and BREDS has the right to designate a director to our board of directors. Peter Sotoloff is currently serving as BREDS’ designee and Karl Frey is currently serving as iStar Apartment’s designee on our board of directors. Also, DeBartolo and OPTrust each has the right to designate a director to our board of directors. Edward Kobel is currently serving as DeBartolo’s designee on our board of directors. ELRH is also entitled to designate two directors, and Messrs. Lubeck and Salkind are currently serving as ELRH’s designees on our board of directors.

In the future, we may invest in, or co-invest with, joint ventures or other agreements or arrangements with affiliates of these directors. Management’s recommendation to our independent directors and the decisions made by our board may be affected by their relationship with one or more of our joint venture or other transactional partners and may be more beneficial to the counterparties than to us. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors. As a result of these conflicts or potential conflicts of interests, we could be materially and adversely affected. For information regarding our procedures for evaluating conflicts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Related Party Arrangements.”

Additionally, we lease our principal executive offices from an affiliate of Mr. Lubeck for approximately $165,000 over the term of the lease. We also have a relationship with a construction company affiliated with DeBartolo, an affiliate of Mr. Kobel, for which we pay certain fees for construction-related activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Related Party Arrangements.”

Joseph Lubeck, our executive chairman, has outside business interests that will take his time and attention away from us, which could materially and adversely affect us, including our operations and growth prospects.

Mr. Lubeck, our executive chairman, will continue to serve as the President of Elco Landmark Residential Holdings, LLC, a member of the Elco Holdings family of companies and a subsidiary of ELCO Holdings, LTD (an Israel publicly traded company). In some cases, Mr. Lubeck will have certain management and fiduciary obligations that may conflict with his responsibilities as our executive chairman and may adversely affect our operations. Under the terms of our employment agreement with Mr. Lubeck, he will devote a significant portion of his business time and effort to the performance of his duties as our executive chairman. He may also devote such of his business time and efforts as he shall deem necessary to fulfill his duties and responsibilities with respect to ELRH so long as such activities do not materially interfere with his ability to perform his duties and responsibilities under his employment agreement with us. If Mr. Lubeck’s responsibilities with respect to the ELRH conflict with or take his time and attention away from us, we could be materially and adversely affected.

We have structured, and in the future may structure, acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility and may materially and adversely affect us, including our balance sheet and our cash flows.

In connection with several recent transactions, including the acquisition of the management operations of Elco Residential Management, LLC and certain of its affiliates, or the ELRM Transaction, we acquired, and in the future may continue to acquire, properties by issuing limited partnership units in our operating partnership in exchange for the property owner contributing property to our operating partnership. The limited partnership units may, following a 12-month holding period, become redeemable at the option of the holder, at which time we have the discretion to exchange the limited partnership units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed limited partnership units, multiplied by (B) the “cash amount” (as defined in our partnership agreement); provided, however, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption and we elect to redeem the limited partnership units for cash rather than unrestricted common stock, the cash redemption amount will be $8.15 per redeemed operating partnership unit. We may enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s limited partnership units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, in order to induce contributors of properties we may acquire in the future to agree to accept limited partnership units, rather than cash in exchange for their properties, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we may agree not to sell a contributed property for a defined period of time or until the contributor exchanges the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. The foregoing effects on our liquidity and our flexibility could have a material adverse effect on us.

Tax protection agreements could limit our ability to sell or otherwise dispose of certain properties and may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business, which may materially and adversely affect us, including our balance sheet.

In connection with certain property acquisitions, we entered into tax protection agreements with the Tax Protected Parties, which include former owners of the contributed properties receiving limited partnership units in our operating partnership, including affiliates of certain of our board members Messers. Lubeck and Salkind. Each tax protection agreement provides generally that if we (1) sell, exchange, transfer, convey or otherwise dispose of the protected property in a taxable transaction prior to a specified date, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by the protected partner of all or any portion of his/her interest in our operating partnership in a taxable transaction during the protected period, or (3) fail prior to the expiration of the protected period to maintain indebtedness that would be allocable to the Tax Protected Parties for tax purposes or, alternatively, fail to offer the Tax Protected Parties who owns limited partnership units the opportunity to guarantee specific types of the operating partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify the Tax Protected Parties who owns limited partnership units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interest that we sell, exchange, transfer, convey or otherwise dispose of one or more of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreements will, during their respective terms, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2013, the tax protected properties represented approximately 30.9% of our annualized rent.

Several potential events could cause our stockholders’ investment in us to be diluted, which may materially and adversely affect us, including by reducing the overall value of our stockholders’ investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future public offerings of our securities, including issuances pursuant to the Amended and Restated DRIP;

•	our commitment to issue an additional $6 million shares of preferred stock to iStar and BREDS;

•	future issuances of additional shares of existing or new series of preferred stock;

•	private issuances of our equity securities to other investors or in exchange for assets;

•	issuances of our equity securities pursuant to our 2006 Incentive Award Plan, or the 2006 Award Plan;

•	issuances of our equity securities pursuant to our 2012 Other Equity-Based Award Plan, or the 2012 Award Plan;

•	redemptions of preferred stock in exchange for shares of our common stock; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. In addition, depending upon the terms and pricing of any additional offerings of our equity securities and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

The Maryland General Corporation Law, or the MGCL, provides that a director will not have any liability in that capacity so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors and officers for losses they may incur by reason of their service in those capacities, subject to certain conditions, unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

Our operating partnership may issue additional limited partnership units without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2013, we owned 42.4% of the outstanding limited partnership units in our operating partnership, and our operating partnership may, in connection with our acquisition of communities, executive compensation or otherwise, issue additional limited partnership units to third parties, including our executive officers and other employees. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own limited partnership units, you will not have any voting rights with respect to any such issuances or other activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.

We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2006, and we intend to continue to be taxed as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, if we were not entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would increase our tax liability and reduce our net earnings available for investment or distribution to our stockholders. In addition, distributions to our stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital and would substantially reduce our ability to pay distributions to our stockholders and adversely affect the market price of our common stock.

Certain tax protection agreements include put rights which, if exercised, would cause us to inherit the contributor’s tax basis and could cause us to inherit the contributor’s tax liabilities

In the tax protection agreements for three properties (representing a total equity value of approximately $35 million based on the book value of the property minus the remaining mortgage outstanding), we gave the owners of the Tax Protected Properties the Put Right during the protected period to sell all of their interests in the Tax Protected Partners to us in exchange for our common stock ,and we further agreed that the exercise of the Put Right would be structured in a manner that will qualify as a reorganization under the Code. If the Put Right is exercised with respect to a property in a merger transaction, we would inherit the applicable Tax Protected Partner’s tax basis in the property and any related unpaid taxes of the Tax Protected Partner. Moreover, if the Tax Protected Partner were to incur tax liabilities as a result of the failure of the merger to qualify as a reorganization under the Code or as a result of the failure of the Tax Protected Partner to qualify as a REIT, we also would inherit those tax liabilities as well as a result of the merger.

Qualifying as a REIT involves highly technical and complex provisions of the Code and, therefore, in certain circumstances, may be subject to uncertainty.

To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, IRS guidance or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to continue to qualify as a REIT for federal income tax purposes.

If our operating partnership fails to qualify as a partnership for federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of the partners is allocated its share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS was successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the operating partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

To remain qualified as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our annual REIT taxable income, excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of: (1) 85% of our ordinary income; (2) 95% of our capital gain net income; and (3) 100% of our undistributed income from prior years. These requirements could require us to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our REIT taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or acquired the property and transferred it to a taxable REIT subsidiary, or a TRS, for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). Following the acquisition by, or transfer of the property to, a

TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to remain qualified as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to remain qualified as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for maintaining our qualification as a REIT. Our failure to remain qualified as a REIT would adversely affect our stockholders’ return on their investment.

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

Our ability to provide certain services to our tenants may be limited by the REIT rules or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we directly share in the income of a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.

Legislative or regulatory action affecting REITs could adversely affect us and the returns to our stockholders.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could materially and adversely affect us. Stockholders are urged to consult with their own tax advisor with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even as a REIT, we are subject to certain federal, state and local taxes on our income and property, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may provide services that are not customarily provided by a landlord, hold properties for sale and engage in some other activities through our TRS, and the income of our TRS will be subject to federal income tax. We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Any taxes we pay will reduce our cash available for distribution to our stockholders.

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

Risks Related to Employee Benefit Plan, IRA and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans as described in Section 3(3) of the Employee Retirement Income Security Act, or ERISA, individual retirement accounts or individual retirement annuities described in Sections 408 or 408A of the Code, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs described in Section 220(d) of the Code, health savings accounts described in Section 223(d) of the Code, or Coverdell education savings accounts described in Section 530 of the Code (referred to generally as Benefit Plans and IRAs, as applicable) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders.

Risks Related to Our Common Stock

There is no public market for our common stock and an active trading market may not develop, which may negatively affect the market price of shares of our common stock and make it difficult for investors to sell their shares.

There is no public market for our common stock, and there can be no assurance that an active trading market will develop. In the absence of an active trading market, you may be unable to sell your shares of common stock at the time, and at the price, you desire.

Because we have a large number of stockholders and our shares are not listed on a national securities exchange, there may be significant pent-up demand to sell our shares. Significant sales of our shares of common stock, or the perception that significant sales of such shares could occur, may cause the price of our common stock to decline significantly.

As of December 31, 2013, we had approximately 25,182,988 shares of common stock issued and outstanding. Our common stock is not listed on any national securities exchange and the ability of stockholders to liquidate their investments is limited. Additionally, our share repurchase program has been suspended since February 24, 2011. As a result, there may be significant pent-up demand to sell shares of our common stock. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock significantly and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares of common are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future.

The number of shares of our common stock available for future sale could materially and adversely affect the market price of our common stock.

We cannot predict whether future issuances or resales of our common stock or the availability of shares for issuance or resale will decrease the market price of our common stock. Issuances or resales of substantial amounts of our common stock, including common stock received upon exchange of limited partnership units, or the perception that such issuances or resales might occur, could materially and adversely affect the market price of our common stock.

The market price of shares of our common stock could be materially and adversely affected by our future financial and operating results and cash distributions.

The market value of the equity securities of a REIT is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. Any reduction in our distribution rate, such as the significant reduction that occurred in March 2011 when we reduced our dividend rate to 3% from 6% based on a $10.00 per share stock price, would likely have a significant adverse effect on the market price of our common stock. Additionally, to the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future financial and operating results and cash distributions to our stockholders likely would adversely affect the market price of our common stock, potentially materially.

Increases in market interest rates may result in a decrease in the market price of our common stock.

The market price of our common stock will generally be influenced by the dividend yield on the common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

Our Series D Preferred Shares and Series E Preferred Shares rank senior to our common stock and have priority upon liquidation and payment of distributions.

Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. As of March 20, 2014, we had issued 20,976,300 shares of our Series D Preferred Stock and 6,800,000 shares of our Series E Preferred Stock and are committed to issuing an additional 600,000 shares of preferred stock to iStar and BREDS for proceeds of $6 million. These shares have rights and preferences senior to our common stock, including distribution rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our company, which would likely reduce the amount our common stockholders would otherwise receive upon such an occurrence. Furthermore, the terms of the preferred shares restrict us, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or acquiring shares of common stock, in either case, unless full cumulative distributions on the preferred shares have been declared and either paid or set aside for payment in full for all past distribution periods. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management. As a result, the market price of our common stock and our ability to make distributions to our common stockholders could be materially and adversely affected. For more information concerning the Preferred Shares, see Note 9, Preferred Stock and Warrants to Purchase Common Stock and Note 18, Subsequent Events.

The documents that govern our outstanding Series D Preferred Stock and Series E Preferred Stock require that we maintain certain financial ratios and, if we fail to do so, we will be in default under the applicable agreement and our ability to make distributions to our stockholders could be limited or eliminated, which would have a material adverse effect on the market price of our common stock.

Under the terms of our Series D Preferred Stock and Series E Preferred Stock, we are required to satisfy certain financial covenants, including, among others, (i) a maximum senior loan loan-to-value, or LTV, ratio in the aggregate of 70%, (ii) a minimum senior loan debt yield of 8.75%, and (iii) a maximum preferred equity investment LTV ratio of 80%. During any period in which the financial covenants are not met and until the Series D Preferred Stock and Series E Preferred Stock have been redeemed by us in full, all of our net operating cash flows and our net sale proceeds must be applied to redeeming the outstanding Series D Preferred Stock and Series E Preferred Stock and paying other amounts due under the preferred stock transaction documents. This required payment allocation may reduce or eliminate amounts available for distributions to our common stockholders, which could have a material adverse effect on the market price of our common stock. Additionally, the documents governing our Series D Preferred Stock and Series E Preferred Stock limit the amount and types of indebtedness that we and our affiliates may incur. If an event of default exists under the documents governing our Series D Preferred Stock and Series E Preferred Stock, the distributions rate we owe with respect to such preferred stock will increase by 5% and the holders of our Series D Preferred Stock and Series E Preferred Stock may require us to redeem all of our outstanding Series D Preferred Stock and Series E Preferred Stock, and we will be restricted in making distributions to our common stockholders. Any of these events could reduce or eliminate amounts available for distributions to our common stockholders, which could have a material adverse effect on the market price of our common stock.

Future issuances of debt or equity ranking senior to our common stock may adversely affect the market price of our common stock.

In the future, we may issue debt or equity ranking senior to our common stock, those securities will generally have priority upon liquidation and, in the case of preferred stock, payment of dividends. Such future securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Our stockholders will bear the risk of our future capital raising efforts reducing the market price of our common stock and diluting the value of their ownership in us.

A portion of our distributions may be treated as a return of capital for U.S. federal income tax purposes, which could reduce the basis of a stockholder’s investment in shares of our common stock.

A portion of our distributions may be treated as a return of capital for federal income tax purposes. As a general matter, a portion of our distributions will be treated as a return of capital for federal income tax purposes if the aggregate amount of our distributions for a year exceeds our current and accumulated earnings and profits for that year. To the extent that a distribution is treated as a return of capital for federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares, and to the extent that it exceeds the holder’s adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.

Volatility and disruptions in the global and national financial markets may materially and adversely affect us.

In recent years, the global financial markets, including the United States financial markets, have undergone pervasive and fundamental disruptions. The ongoing market disruptions could also affect our operating results and financial condition as follows:

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

•

Government Policies — The values of, and cash flows from, the properties we own are affected by developments in global, national and local economies and markets. As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions and other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Real Estate Investments

As of December 31, 2013, our portfolio included a total of 67 consolidated owned properties (including one property held through a consolidated joint venture) with an aggregate of 19,594 apartment units and 21.1 million square feet of gross leasable area, and two parcels of undeveloped land, which had an aggregate purchase price of $1.5 billion. In addition, we consolidate into our financial statements the operations of one apartment community which we lease from unaffiliated third parties with 236 apartment units. We refer to our consolidated owned properties and this leased property as our consolidated properties. In addition, at December 31, 2013, we managed 33 properties that are owned by joint ventures with ELRH. The table below sets forth a summary of our consolidated properties and our managed properties at December 31, 2013.

Overview of our Properties	Consolidated Properties	Managed Properties
Number of Properties	68	33
Number of Units	19,830	11,829

Consolidated Properties

Our communities are located primarily in key submarkets throughout the Sunbelt region. The following table illustrates for each submarket the total property revenue, average occupancy and average property revenue per unit of our 68 consolidated properties (including one property held through a consolidated joint venture) comprising 19,594 units, and one leased property, as of December 31, 2013 (in thousands, except average total revenue per unit):

Submarket	% Property Revenue by Submarket for the Month Ended December 31, 2013(1)	Total Property Revenue for the Month Ended December 31, 2013(1)	Average Property Revenue Per Unit for the Month Ended December 31, 2013(1)	Average Occupancy Rate for the Month Ended December 31, 2013
Dallas, TX	20.78%	$3,347	$844	95.7%
Tampa Bay, FL	11.27%	1,815	828	95.7%
Charlotte, NC	10.50%	1,691	820	95.4%
Atlanta, GA	8.16%	1,313	930	91.5%
Birmingham, AL	7.41%	1,194	817	89.1%
Austin, TX	5.55%	894	974	94.3%
Orlando, FL	5.26%	848	817	95.0%
Nashville, TN	5.01%	806	838	96.3%
Raleigh, NC	4.51%	727	796	94.2%
San Antonio, TX	4.29%	690	1,018	96.2%
Jacksonville, FL	2.36%	379	792	93.6%
Houston, TX	3.83%	617	1,049	97.7%
Melbourne, FL	1.71%	276	705	89.7%
Columbia, SC	2.41%	389	879	92.1%
Other(2)	5.95%	959	989	92.6%
Leased property(3)	1.00%	160	780	86.9%

Total	100.00%	$16,105	$862	94.2%

(1)	Property revenue includes total rental income and other ancillary income.

(2)	Includes Portsmouth, VA, Charlottesville, VA, Ft. Myers, FL, Daytona Beach, FL, and Greensboro, NC.

(3)	We consolidate the operations of one property with 236 apartment units owned by unaffiliated third parties leased by one of our wholly-owned subsidiaries.

The following table presents certain additional information about our consolidated owned properties as of December 31, 2013 (dollars in thousands, except per leased unit data):

Apartment Properties Owned by Us as of December 31, 2013
Community Name(1)	Location	Submarket	Year Built	Date of Most Recent Renovation by the Company or ELRH	Date Acquired	Number of Units	Average Occupancy as of 12/31/2013 (2)	Outstanding Principal Amount of Mortgage as of 12/31/2013	Interest Rate of Applicable Mortgage		Maturity Date of Applicable Mortgage
Texas
Landmark at Heritage Fields	Arlington, TX	Dallas, TX	1979	6/1/2011	10/22/2012	240	95.8%	N/A	N/A		(3)
Landmark at Ridgewood	Arlington, TX	Dallas, TX	1979	6/1/2011	10/22/2012	184	91.3%	N/A	N/A		(3)
Manchester Park	Arlington, TX	Dallas, TX	1983	6/1/2011	10/22/2012	126	96.0%	N/A	N/A		(3)
Monterra Pointe	Arlington, TX	Dallas, TX	1984	6/25/2009	3/29/2013	200	95.5%	N/A	N/A		(3)
Rock Ridge	Arlington, TX	Dallas, TX	2003	N/A	9/30/2010	226	98.2%	13,633	4.20%		10/1/2020
Kensington Station	Bedford, TX	Dallas, TX	1983	6/25/2009	3/29/2013	238	93.3%	N/A	N/A		(3)
Landmark at Gleneagles	Dallas, TX	Dallas, TX	1986	In progress	7/23/2013	590	98.0%	26,374	5.61%		6/1/2017
Crestmont Reserve	Dallas, TX	Dallas, TX	1989	6/25/2009	3/29/2013	242	90.5%	N/A	N/A		(3)
Bella Ruscello	Duncanville, TX	Dallas, TX	2008	N/A	3/24/2010	216	95.4%	12,640	5.53%		4/1/2020
Palisades at Bear Creek	Euless, TX	Dallas, TX	1984	6/25/2009	3/29/2013	120	97.5%	N/A	N/A		(3)
Towne Crossing	Mansfield, TX	Dallas, TX	2004	N/A	8/29/2007	268	94.8%	13,622	5.04%		11/1/2015
Villas of El Dorado	McKinney, TX	Dallas, TX	2002	N/A	11/2/2007	248	96.4%	13,600	5.68%		12/1/2016
Landmark at Courtyard Villas	Mesquite, TX	Dallas, TX	1999	In progress	10/30/2013	256	95.7%	13,979	5.40%		4/1/2016
Landmark at Sutherland Park	Plano, TX	Dallas, TX	1981	In progress	10/30/2013	480	94.8%	21,744	5.82%		1/1/2018
Landmark at Collin Creek	Plano, TX	Dallas, TX	1988	In progress	10/9/2013	314	97.8%	N/A	N/A		(3)
Landmark at Preston Wood	Richardson, TX	Dallas, TX	1979	In progress	9/20/2013	194	97.4%	8,024	5.24%		10/1/2015
Landmark at Emerson Park	League City, TX	Houston, TX	2008	N/A	8/30/2012	354	98.6%	22,670	2.43	%(15)	9/1/2022
Park at Northgate	Spring, TX	Houston, TX	2002	N/A	6/12/2007	248	96.4%	10,295	5.94%		8/1/2017
Hidden Lake	San Antonio, TX	San Antonio, TX	2004	N/A	12/28/2006	380	98.2%	19,218	5.34%		1/11/2017
Walker Ranch	San Antonio, TX	San Antonio, TX	2004	N/A	10/31/2006	325	93.8%	20,000	5.36%		5/11/2017
Landmark at Barton Creek	Austin, TX	Austin, TX	1980	In progress	6/28/2013	298	94.6%	26,018	2.72	%(16)	7/1/2020
Landmark at Prescott Woods	Austin, TX	Austin, TX	1986	In progress	7/23/2013	364	94.0%	14,976	6.45%		2/1/2020
Arboleda	Cedar Park, TX	Austin, TX	2007	N/A	3/31/2008	312	94.2%	16,746	5.36%		4/1/2015

SUBTOTAL for Texas						6,423	95.7%	$253,539

Florida
Bay Breeze	Ft. Myers, FL	Ft. Myers, FL	2000	N/A	8/30/2012	180	98.3%	9,375	2.93%		9/1/2019
Avondale by the Lakes	St. Petersburg, FL	Tampa Bay, FL	1973	9/21/2009	7/25/2013	304	96.4%	11,884	4.59%		11/1/2020
Courtyards on the River	Tampa, FL	Tampa Bay, FL	1972	9/18/2009 In Progress	7/1/2013	296	95.6%	11,730	4.49%		11/1/2020
Landmark at Avery Place	Tampa, FL	Tampa Bay, FL	1981	11/10/2011	11/26/2013	264	95.8%	4,800 4,277	5.49 5.69	% %	8/1/2015 8/1/2015
Landmark at Grand Palms	Tampa, FL	Tampa Bay, FL	1988	5/12/2010	10/31/2012	438	95.0%	18,205 2,333	5.94 6.58	% %	9/1/2019 9/1/2019
Landmark at Grayson Park	Tampa, FL	Tampa Bay, FL	1988	3/30/2013	10/3/2013	408	95.3%	15,840	4.91%		4/11/2015
Landmark at Savoy Square	Clearwater, FL	Tampa Bay, FL	1970	2/12/2012	8/16/2013	182	93.4%	6,842	4.44%		9/1/2020
Lofton Meadows	Bradenton, FL	Tampa Bay, FL	1986	11/13/2009	10/10/2012	166	97.0%	7,416	3.26%		11/1/2019

Apartment Properties Owned by Us as of December 31, 2013
Community Name(1)	Location	Submarket	Year Built	Date of Most Recent Renovation by the Company or ELRH	Date Acquired	Number of Units	Average Occupancy as of 12/31/2013 (2)	Outstanding Principal Amount of Mortgage as of 12/31/2013	Interest Rate of Applicable Mortgage		Maturity Date of Applicable Mortgage
Milana Reserve	Tampa, FL	Tampa Bay, FL	1985	9/10/2009	10/1/2012	232	97.4%	10,201	4.59%		10/1/2020
Esplanade	Orlando, FL	Orlando, FL	2008	N/A	9/14/2012	186	95.2%	8,849	4.28%		12/1/2018
Landmark at Stafford Landing(5)(6)(8)	Ocoee, FL	Orlando, FL	1997/ 1999	In Progress	7/31/2013	522	94.6%	26,100	2.37	%(9)	7/31/2020
Landmark at Woodland Trace	Casselberry, FL	Orlando, FL	1988/ 2005	11/28/2012	10/3/2013	384	95.3%	14,757	4.28%		12/1/2018
Fountain Oaks	Jacksonville, FL	Jacksonville, FL	1987	2/28/2009 In Progress	7/1/2013	160	91.3%	5,400	4.50%		7/1/2016
Grand Isle at Baymeadows	Jacksonville, FL	Jacksonville, FL	1988	4/7/2010	11/8/2012	352	94.6%	N/A	N/A		(3)
Landmark at Grand Meadow	Melbourne, FL	Melbourne, FL	1974	5/14/2011	10/11/2012	212	89.2%	6,100	3.23%		11/1/2019
Landmark at Ocean Breeze	Melbourne, FL	Melbourne, FL	1985	6/21/2012	8/16/2013	224	90.2%	6,000	2.37	%(17)	8/17/2020
The Overlook at Daytona(4) *Including Boat Slips	Daytona Beach, FL	Daytona Beach, FL	1961	1/31/2009	8/28/2012	233	96.1%	16,420	4.75	%(7)	4/9/2015

SUBTOTAL for Florida						4,743	95.0%	$186,529

North Carolina
Landmark at Brighton Colony(5)	Charlotte, NC	Charlotte, NC	2008/ 2012	N/A	2/28/2013	276	97.1%	24,105	3.17	%(12)	3/1/2015
Landmark at Greenbrooke Commons(5)	Charlotte, NC	Charlotte, NC	2005/ 2008	N/A	2/28/2013	279	96.1%	25,179	4.29%		5/1/2022
Landmark at Monaco Gardens	Charlotte, NC	Charlotte, NC	1990	In Progress	6/28/2013	276	97.1%	14,600	2.79	%(13)	7/1/2023
Mallard Creek	Charlotte, NC	Charlotte, NC	1999	In Progress	3/28/2013	240	95.0%	14,065	2.72	%(14)	4/1/2023
Residences at Braemar	Charlotte, NC	Charlotte, NC	2005	N/A	6/29/2007	160	93.8%	8,629	5.72%		6/1/2015
Stanford Reserve	Charlotte, NC	Charlotte, NC	1984	7/13/2009 In Progress	7/1/2013	310	94.5%	11,519	5.68%		4/1/2015
Grand Terraces	Charlotte, NC	Charlotte, NC	1999/ 2002	11/18/2008	7/1/2013	240	96.7%	N/A	N/A		(3)
Victoria Park	Charlotte, NC	Charlotte, NC	1990	2/28/2009	4/30/2013	380	93.4%	N/A	N/A		(3)
Caveness Farms	Wake Forest, NC	Raleigh, NC	1998	10/30/2008	7/3/2013	288	90.6%	18,633 3,314	4.75 5.32	% %	10/1/2020 10/1/2020
Grand Arbor Reserve	Raleigh, NC	Raleigh, NC	1968	10/13/2009	8/20/2013	297	94.9%	16,926	4.22%		9/1/2020
Lexington on the Green	Raleigh, NC	Raleigh, NC	1979	10/30/2008	7/3/2013	384	96.4%	18,212	5.26%		1/1/2018
Landmark at Battleground Park	Greensboro, NC	Greensboro, NC	1990	In Progress	9/9/2013	240	93.8%	10,634	6.32%		8/1/2016

SUBTOTAL for North Carolina						3,370	95.0%	$165,816

Tennessee
Landmark at Glenview Reserve	Nashville, TN	Nashville, TN	1988/ 1989	In Progress	9/9/2013	360	95.6%	14,189	6.33%		9/1/2016
Landmark at Lyncrest Reserve	Nashville, TN	Nashville, TN	1984/ 1985	In Progress	9/20/2013	260	95.8%	14,447	5.65%		2/1/2016
Landmark at Wynton Pointe	Nashville, TN	Nashville, TN	1989	In Progress	7/23/2013	380	97.4%	19,498	5.89%		11/1/2016

SUBTOTAL for Tennessee						1,000	96.3%	$48,134

Apartment Properties Owned by Us as of December 31, 2013
Community Name(1)	Location	Submarket	Year Built	Date of Most Recent Renovation by the Company or ELRH	Date Acquired	Number of Units	Average Occupancy as of 12/31/2013 (2)	Outstanding Principal Amount of Mortgage as of 12/31/2013	Interest Rate of Applicable Mortgage		Maturity Date of Applicable Mortgage
Georgia
Creekside Crossing	Lithonia, GA	Atlanta, GA	2003	N/A	6/26/2008	280	92.5%	17,000	2.37	%(11)	7/1/2015
Landmark at Creekside Grand	East Point, GA	Atlanta, GA	2005	7/12/2011	10/4/2012	492	86.8%	27,119	4.87%		8/1/2017
Parkway Grand	Decatur, GA	Atlanta, GA	2002	7/9/2009	11/8/2012	313	93.9%	19,370	6.19%		8/1/2015
Richmond on the Fairway	Lawrenceville, GA	Atlanta, GA	1977	1/31/2013 In Progress	1/31/2013	243	95.1%	8,142	4.35	%(10)	4/1/2016
Retreat at Kedron Village	Peachtree City, GA	Atlanta, GA	2001	6/27/2008	6/27/2008	216	93.5%	N/A	N/A		(3)

SUBTOTAL for Georgia						1,544	91.5%	$71,631

Alabama
Landmark at Deerfield Glen	Hoover, AL	Birmingham, AL	1972	6/29/2013	11/26/2013	320	89.1%	13,200	3.59%		7/1/2019
Landmark at Lancaster Place	Calera, AL	Birmingham, AL	2006	1/30/2013	10/16/2013	240	86.7%	10,540	4.10%		2/1/2019
Landmark at Magnolia Glen	Birmingham, AL	Birmingham, AL	1988/ 1996	2/3/2012	10/19/2012	1,080	89.7%	35,224	5.40%		3/1/2018

SUBTOTAL for Alabama						1,640	89.1%	$58,964

South Carolina
Reserve at Mill Landing	Lexington, SC	Columbia, SC	2000	12/8/2008	11/6/2012	260	92.7%	12,615	5.25%		6/11/2015
Reserve at River Walk	Columbia, SC	Columbia, SC	1992	2/20/2009	4/30/2013	220	94.5%	N/A	N/A		(3)

SUBTOTAL for South Carolina						480	93.5%	$12,615

Virgina
Heights at Olde Towne(4)	Portsmouth, VA	Portsmouth, VA	1972	N/A	12/21/2007	148	79.7%	10,359	5.79%		1/1/2018
Myrtles at Olde Towne	Portsmouth, VA	Portsmouth, VA	2004	In Progress	12/21/2007	246	91.9%	19,878	5.79%		1/1/2018

SUBTOTAL for Virginia						394	87.3%	$30,237

Total/Weighted Average at 100%						19,594	94.3%	$827,465

(1)	All of our consolidated owned properties are garden-style apartment communities except as noted.

(2)	Represents the average physical occupancy based on number of units for the quarter or ownership period if asset was acquired during the period.

(3)	This property is financed through a credit facility provided by affiliates of Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Borrowings under the credit facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1.0% and a margin that fluctuates based on a ratio of net operating income from all collateral properties to the aggregate outstanding principal amount of loans under the facility, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1.0% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of December 31, 2013, our current annual interest rate was 3.15% on principal outstanding of $130 million, which represents the Eurodollar Rate described in (ii) above, based on a six month interest period plus a margin of 2.75% and 5% on principal outstanding of $15.2 million, which represents the base rate described in (B) above plus a margin of 1.75%. The credit facility will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied.

(4)	This property is a midrise apartment community.

(5)	This property has not been under consistent management by us and/or ELRH for the past three years. Except as noted, each of our owned properties has been under consistent management by us and/or ELRH for the past three years.

(6)	This property is in the process of being renovated.

(7)	This interest rate is floating at one month LIBOR plus 375 basis points and subject to a floor of 4.75%.

(8)	We own a partial interest in this property through a joint venture. Please see “—Consolidated Properties Held Through Joint Ventures” below for more information.

(9)	This interest rate is floating at one month LIBOR plus 220 basis points and subject to a swap agreement which fixes the rate at 2.34%.

(10)	This interest rate is floating at one month LIBOR plus 418 basis points.

(11)	This interest rate is floating at Freddie Mac Reference Bill plus 2.36% and subject to a cap agreement at 6.50%.

(12)	This interest rate is floating at one month LIBOR plus 300 basis points and subject to a cap agreement of 2.25%.

(13)	This interest rate is floating at one month LIBOR plus 262 basis points and subject to a cap agreement at 3.89%.

(14)	This interest rate is floating at one month LIBOR plus 255 basis points and subject to a cap agreement at 4.01%.

(15)	This interest rate is floating at one month LIBOR plus 226 basis points and subject to a cap agreement at 5.45%.

(16)	This interest rate is floating at one month LIBOR plus 255 basis points and subject to a cap agreement at 3.20%.

(17)	This interest rate is floating at one month LIBOR plus 220 basis points and subject to a swap agreement which fixes the rate at 2.38%.

Geographic Concentration

The table below shows the concentration of our owned and managed properties in each of our states and submarkets as of December 31, 2013.

	Consolidated Owned Properties		Managed Properties
State	Number of Properties as of December 31, 2013	Number of Units as of December 31, 2013	Number of Properties as of December 31, 2013	Number of Units as of December 31, 2013
Texas
Dallas, TX	16	4,142	6	2,187
Austin, TX	3	974	3	617
San Antonio, TX	2	705	2	383
Houston, TX	2	602	—	—

Subtotal for Texas	23	6,423	11	3,187

Florida
Tampa Bay, FL	8	2,290	—	—
Orlando, FL	3	1,092	2	548
Melbourne, FL	2	436	—	—
Jacksonville, FL	2	512	8	2,200
Daytona Beach, FL	1	233	—	—
Ft. Myers, FL	1	180	—	—

Subtotal for Florida	17	4,743	10	2,748

North Carolina
Charlotte, NC	8	2,161	2	726
Raleigh, NC	3	969	3	1,038
Greensboro, NC	1	240	—	—

Subtotal for North Carolina	12	3,370	5	1,764

Alabama
Birmingham, AL	3	1,640	—	—

Subtotal for Alabama	3	1,640	—	—

Georgia
Atlanta, GA	5	1,544	6	3,705

Subtotal for Georgia	5	1,544	6	3,705

Tennessee
Nashville, TN	3	1,000	—	—

Subtotal for Tennessee	3	1,000	—	—

Virginia
Portsmouth, VA	2	394	—	—

Charlottesville, VA	—	—	1	425

Subtotal for Virginia	2	394	1	425

South Carolina
Columbia, SC	2	480	—	—

Subtotal for South Carolina	2	480	—	—

Total Properties	67	19,594	33	11,829

Description of Our Properties

As of December 31, 2013, our portfolio included 67 consolidated owned properties comprising 19,594 apartment units, one leased property with 236 apartment units whose operations we consolidate into our financial statements and two properties comprising 750 apartment units in which we own a minority interest accounted for using the equity method, and we managed an additional 33 properties comprising 11,829 apartment units, in the Sunbelt region of the United States. No single property had a book value which amounted to ten percent or more of our total assets or from which the gross revenue amounted to ten percent or more of our aggregate gross revenues for the fiscal year ended December 31, 2013. All of our properties are garden-style communities except for two mid-rise apartment communities. Our communities feature amenities that we believe appeal to renters in our submarkets, including swimming pools, fitness centers, business centers, green spaces, including playgrounds and picnic areas, pet care centers, and on-site “coffee houses” equipped with WiFi. Most of our communities offer one to three bedroom apartment options, with some offering studios or four bedroom apartments as well.

Properties Held Through Joint Ventures

At December 31, 2013, we had ownership interests in three properties that are owned by joint ventures. Each joint venture is structured through an LLC that wholly owns the property. Our ownership percentage in the joint ventures is held through our operating partnership and ranges from 20.0% to 60.19%. We currently manage all of our joint venture properties. Under certain of our joint venture agreements, our joint venture partners have the right to sell the property held by such joint venture without our consent after the fifth anniversary of the acquisition of such property, we are restricted from entering into any transaction with a multi-family real property within a 20 mile radius of our joint venture property without first offering our joint venture partner the right to participate and/or our joint venture partners have the right to terminate our role as manager of the joint venture properties for certain enumerated events such as our bankruptcy or default under certain agreements. There are risks related to our ownership of joint ventures. See “Item 1A. Risk Factors”.

Our joint venture strategy is to continue to co-invest with joint venture partners where we believe that the arrangement will allow us to obtain a higher return on our investment. We will do so by leveraging our skills in acquiring, repositioning and renovating apartment communities while simultaneously spreading risk amongst our joint venture partners. While we intend to continue to strategically invest in joint venture arrangements, we do not plan to co-invest and acquire interests in properties through tenant in common syndications.

The table below sets forth certain information with respect to these properties (in thousands, except number of units).

U.S. Joint Ventures	Ownership %	Book Value		Number of Units	Joint Venture Partner(s)
Stafford Landing	60.19%	$6,016	(1)	522	Legacy Stafford Landing LLC
The Fountains	20.0%	$4,998	(2)	542	BRT Realty Trust
Waverly Place	20.0%	$1,158	(2)	208	BRT Realty Trust

(1)	The joint venture is consolidated due to our controlling interest in Landmark at Stafford Landing, LLC. Non-controlling interest is recognized for the portion of a consolidated joint venture not owned by us.

(2)	These joint ventures are unconsolidated due to our non-controlling interests and are equity method investments.

Tenant Leases at Our Consolidated Properties

Residents at each of our apartment communities execute a lease agreement with us. Our leases typically follow standard forms customarily used between tenants and landlords in the state where the relevant properties are located. Typically, under such leases, residents are required to pay a refundable security deposit or a non-refundable lease fee and are responsible for monthly rent. Our lease terms generally range from month-to-month leases to one-year lease terms.

Our Renovations and Repositioning Projects

We are currently in the process of renovating or repositioning 21 of our consolidated owned properties. We have invested $10.4 million in these projects through December 31, 2013, and we expect to invest an additional $13.8 million to complete the projects in 2014. Information concerning these projects is set forth in the table below (in thousands).

Property	Renovation Budget	Expenditures as of December 31, 2013	Renovation Commencement Date	Anticipated Completion Date
Landmark at Barton Creek	$1,146	$832	12/31/2013	05/31/2014
Landmark at Battleground Park	1,027	437	11/30/2013	06/30/2014
Landmark at Collin Creek	1,655	304	12/31/2013	05/31/2014
Landmark at Courtyard Villas	986	182	12/31/2013	06/30/2014
Landmark at Gleneagles	2,276	1,604	09/30/2013	06/30/2014
Landmark at Glenview Reserve	1,620	527	10/31/2013	05/31/2014
Landmark at Lyncrest Reserve	1,208	283	10/31/2013	04/30/2014
Landmark at Mallard Creek	966	279	9/30/2013	06/30/2014
Landmark at Monaco Gardens	1,159	415	11/30/2013	06/30/2014
Heights at Olde Towne	1,134	67	12/31/2013	04/30/2014
Landmark at Prescott Woods	1,385	815	09/30/2013	05/31/2014
Landmark at Preston Wood	766	405	11/30/2013	05/31/2014
Richmond on the Fairway	1,060	1,010	10/31/2013	03/30/2014
Landmark at Stafford Landing	2,386	1,741	09/30/2013	05/31/2014
Stanford Reserve	865	281	09/30/2013	03/30/2014
Landmark at Sutherland Park	1,866	345	12/31/2013	06/30/2014
Landmark at Wynton Pointe	1,675	415	10/31/2013	05/31/2014
Fountain Oaks	505	212	11/30/2013	04/30/2014
Lexington on the Green	288	122	11/30/2013	02/28/2014
Savoy Square	68	21	12/31/2013	2/28/2014
Courtyards on the River	232	131	09/15/2013	02/28/2014

TOTAL:	$24,273	$10,428

In addition to our expected investment of $13.8 million to complete the aforementioned projects in 2014, we currently intend to invest between $11.2 million and $16.2 million in renovation and repositioning activities at several of our properties acquired in 2012, 2013 and early 2014 by the end of 2014.

Managed Properties

As of December 31, 2013, we managed 33 properties, comprising 11,829 units, owned by joint ventures between ELRH and third parties.

Our management contracts are typically for two-year terms, which automatically renew on a year-to-year basis with a 30-day cancellation clause for either party. The agreements provide that we are responsible for the maintenance, repair and operation of the managed property, including: hiring employees, coordinating repairs, cleaning, painting, undertaking decoration and alterations, providing weekly leasing reports, billing and collecting rents, advertising the property for rent, handling security deposits and interest as dictated by local law, preparing and filing tax returns, addressing lessee complaints and supervising the tenant moving in/out process. We charge a fee of 3-4% of monthly gross receipts of the property. We are reimbursed by the owners of our managed properties for certain costs, including repair and maintenance costs, utilities, advertising fees, collection agency fees, legal fees and certain employee salaries.

Our Leases

Our principal executive offices are located at 3505 E. Frontage Road, Suite 150 Tampa, Florida 33607. Our current monthly rental rate is $15,348, and the lease expires in December 2016.

We also lease office space in Richmond, Virginia and Jupiter, Florida. Our current monthly rental rate for the office space in Richmond, Virginia is $8,019, and the lease expires in February 2018. Our current monthly rental rate pursuant to the lease, or the Jupiter Lease, for the office space in Jupiter, Florida is $2,833, and the lease expires in December 2017. The property in Jupiter, Florida is leased from Marlu Associates, Ltd., a Florida limited partnership. Marlu Associates, Ltd. is an affiliated entity with Joseph G. Lubeck, our executive chairman and a member of our board of directors. Consistent with our practice regarding all affiliated transactions, our independent directors approved the Jupiter Lease initially and will consider the renewal of this lease upon its expiration.

As of December 31, 2013, we also leased one of our apartment communities owned by unaffiliated third parties. The property lease expires in November 2014.

We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

Item 3. Legal	Proceedings.

None.

Item 4. Mine	Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock. We will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our board of directors announced an estimated per share value of our shares of common stock of $8.15, which is based solely on the price per share established in connection with the Recapitalization Transaction (as defined below) pursuant to arm’s length negotiations. However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $8.15 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.

Stockholders

As of March 20, 2014, we had approximately 6,238 stockholders of record.

Distributions

From January 2010 through February 2011, we paid distributions to our stockholders in an amount equal to a 6% annualized distribution rate, based upon a purchase price of $10.00 per share. Since March 1, 2011, our board of directors authorized and we have paid distributions equivalent to an annualized rate of 3% based upon a purchase price of $10.00 per share and an annualized rate of 3.68% based upon our most recent estimated value of our shares of $8.15 per share, which is equivalent to $0.025 per unit. Distributions accrue at month-end and are payable monthly in arrears. As a REIT, we have made, and intend to continue to make, distributions each taxable year (not including return of capital for federal income tax purposes) equal to at least 90% of our taxable income. The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock unless full cumulative distributions on the outstanding preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods. Furthermore, our Credit Facility restricts us from making distributions, subject to certain limited exceptions, including distributions payable solely in common stock or common equity interests and provides that we may make distributions in any fiscal year not to exceed the greater of (A) 95% of funds from operations for such fiscal year and (B) the amount of payments required to be paid by us in order to maintain our status as a REIT.

For the year ended December 31, 2013, we paid aggregate distributions of $6.7 million ($4.9 million in cash and $1.8 million of which was reinvested in shares of our common stock pursuant to the DRIP), which were paid 100% from cash flows. For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million ($4.1 million in cash and $2 million of which was reinvested in shares of our common stock pursuant to the DRIP), which were paid 100% from cash flows. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the year ended December 31, 2013, we paid aggregate distributions of $7.6 million ($7.3 million in cash and $300,000 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. For the year ended December 31, 2012, we paid aggregate distributions of $451,000, in cash, to holders of limited partnership units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

Long-Term Incentive Plan Units

We have issued long-term incentive plan units, or LTIP Units, under our 2012 Award Plan, which are a special class of interests in our operating partnership. The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the year ended December 31, 2013, we paid aggregate distributions of $195,000 to holders of our LTIP Units. For the year ended December 31, 2012, we paid aggregate distributions of $37,000 to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.

Preferred Stock

Prior to our redemption on June 28, 2013, holders of shares of our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, were entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. For the year ended December 31, 2013, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $4.4 million. For the year ended December 31, 2012, we paid aggregate distributions on the preferred stock of $281,000.

Holders of shares of our Series D Preferred Stock are entitled to cumulative cash distribution of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the shares of Series D Preferred Stock. For the year ended December 31, 2013, we paid $10.2 million in distributions to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of December 31, 2013 were approximately $2.9 million. We did not pay or accrue any distributions to holders of our Series D Preferred Stock for the year ended December 31, 2012, as there were no shares of Series D Preferred Stock outstanding during 2012. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. The preferred stock contains certain restrictions on our ability to pay distributions to holders of our common stock, as described above.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the 2006 Award Plan and the 2012 Award Plan as of December 31, 2013:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,169,657	(3)
Equity compensation plans not approved by security holders(2)	—	—	1,169,657	(3)

Total	—	—	1,169,657

(1)	As of December 31, 2013, we had granted an aggregate of 27,200 shares of restricted stock under our 2006 Award Plan.

(2)	As of December 31, 2013, we had granted an aggregate of 720,322 LTIP Units under the 2012 Award Plan. Pursuant to their respective employment agreements and under our 2012 Award Plan, we agreed to grant 27,607 LTIP Units to each of Messrs. Olander, Remppies and Lubeck, in connection with the completion of the acquisition of the one remaining Contributed Property (as defined below).

(3)	The maximum aggregate number of shares of our common stock that may be issued under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock. See Note 12, Equity —2012 Other Equity-Based Award Plan for more information on the 2012 Award Plan.

Recent Sales of Unregistered Securities

During the past three years, we issued the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. No underwriters were involved in the sale of these securities nor were any commissions paid as part of these sales.

Preferred Stock

In connection with the Recapitalization Transaction, we issued and sold 4,000,000 shares of our newly created Series A Preferred Stock at a purchase price of $10.00 per share, for an aggregate purchase price of $40 million, and 1,000,000 shares of our newly created Series B Preferred Stock, at a price of $10.00 per share, for an aggregate purchase price of $10 million. On February 27, 2013, we issued and sold, for cash, an additional 1,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share. We used the cash proceeds from the sale of the Series A Preferred Stock and the Series B Preferred Stock to repay debt, finance the acquisition of certain properties in connection with the Recapitalization Transaction, fund additional property acquisitions and pay transaction costs. On June 28, 2013, we redeemed all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock.

On June 28, 2013, we entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our Series D Preferred Stock. As of December 31, 2013, we had issued a total of 20,976,300 shares of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $209.8 million. We used the proceeds from the sale of our Series D Preferred Stock to redeem all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock and to acquire and renovate certain multifamily apartment properties. On January 7, 2014, we entered into a securities purchase agreement with iStar and BREDS, pursuant to which we issued and sold, and iStar purchased, for cash, 933,438 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $9.3 million, and BREDS purchased, for cash, 5,866,562 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $58.7 million.

Restricted Shares Issued to Independent Directors

On June 5, 2013, in connection with their re-election to the board of directors, we granted an aggregate of 5,000 shares of restricted common stock to the then independent and non-affiliated directors. The fair value of each share or our restricted common stock was estimated at the date of grant at $8.15 per share, the per share price of shares estimated by our board of directors, and is amortized on a straight-line basis over the vesting period.

On July 9, 2012, in connection with their re-election to our board of directors, we granted an aggregate of 4,000 shares of restricted common stock to the then independent and non-affiliated directors. The fair value of each share or our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in the primary portion of our public offerings, and is amortized on a straight-line basis over the vesting period.

On June 28, 2011, in connection with the re-election to our board of directors, we granted an aggregate of 4,000 shares of restricted common stock to the then independent and non-affiliated directors. The fair value of each share or our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in the primary portion of our public offerings, and is amortized on a straight-line basis over the vesting period.

Common Stock Issued to Former Advisor

On May 2, 2011, we granted 3,498 shares of our common stock, and on each of June 2, 2011, July 1, 2011, August 1, 2011, September 1, 2011, October 3, 2011, November 1, 2011 and December 1, 2011, we granted 1,749 shares of our common stock, to ROC REIT Advisors, LLC, or our Former Advisor, as consideration for the performance of certain services provided to the Company by our Former Advisor.

On each of January 1, 2012, February 1, 2012, March 1, 2012, April 4, 2012, and May 3, 2012 we issued 1,749 shares of common stock to our Former Advisor for the performance of services in accordance with the advisory agreement.

On each of June 6, 2012, July 9, 2012 and August 3, 2012, we issued 583 shares of common stock to each of Stanley J. Olander, Jr., David L. Carneal and Gustav G. Remppies, for the performance of services by our Former Advisor in accordance with our advisory agreement.

LTIP Units Issued to Executive Officers

On August 3, 2012, we issued 366,120 LTIP Units to Messrs. Olander, Remppies and Lubeck, which vested immediately at a fair value of $8.15 per unit.

On March 14, 2013, we issued 256,042 restricted LTIP Units to Messrs. Lubeck and Miller and Ms. Truong. The restricted LTIP units are subject to the following vesting schedule: (i) 33.33% of the LTIP Units will vest if there has been a continuous employee service of at least one year but less than two years; (ii) 66.66% of the LTIP Units will vest if there has been a continuous employee service of at least two years but less than three years; and (iii) 100% of the LTIP Units will vest if there has been a continuous employee service of at least three years.

On August 27, 2013, we issued an aggregate of 98,160 LTIP Units to Messrs. Olander, Remppies and Lubeck, which vested immediately at a fair value of $8.15 per unit.

On March 19, 2014, we issued an aggregate of 15,460 restricted LTIP Units to Mr. Miller, Ms. Lafon and Ms. Truong. The restricted LTIP units are subject to the following vesting schedule: (i) 33.33% of the LTIP Units will vest if there has been a continuous employee service of at least one year but less than two years; (ii) 66.66% of the LTIP Units will vest if there has been a continuous employee service of at least two years but less than three years; and (iii) 100% of the LTIP Units will vest if there has been a continuous employee service of at least three years.

Under the terms of the LTIP Units, our operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in our operating partnership’s valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of holders of limited partnership units. Upon equalization of the capital accounts of the holders of LTIP Units with the other holders of limited partnership units, the LTIP Units will achieve full parity with the limited partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units may be converted into an equal number of limited partnership units at any time, and thereafter enjoy all the rights of the limited partnership units, including redemption/exchange rights. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a holder of LTIP Units will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of our common stock.

Securities Issued in Connection with the ELRM Transaction

In connection with the ELRM Transaction and the acquisition contingent consideration payable thereunder, we issued limited partnership units in our operating partnership, at a price per share or per unit, as applicable, of $8.15, as set forth in table below, for the year ended December 31, 2013 (in thousands, except for unit information):

Name	Issuance Date	Number of Limited Partnership Units	Aggregate Consideration
Elco Landmark Residential Management LLC	03/14/13	505,164	$4,117
Elco Landmark Residential Holdings II, LLC	03/14/13	254,900	2,077
Elco Landmark Residential Holdings LLC	03/14/13	447,239	3,645
Elco Landmark Residential Holdings II LLC	07/31/13	16,574	135
Elco Landmark Residential Holdings II LLC	07/31/13	104,908	855
Elco Landmark Residential Holdings II LLC	09/23/13	18,277	149

Total		1,347,062	$10,978

Securities Issued in Connection with Acquisitions related to the Recapitalization Transaction

In connection with the completion of the acquisition of certain properties in connection with the Recapitalization Transaction, we issued shares of common stock and limited partnership units in our operating partnership as a portion of the purchase price, at a price per share or per unit, as applicable, of $8.15 as set forth in table below, for the years ended December 31, 2013 and 2012 (in thousands, except for unit and share information).

Name	Property Acquisition Date	Number of Limited Partnership Units	Number of Shares of Common Stock	Aggregate Consideration
Joseph G. Lubeck	8/28/12	—	257,669	$2,100
AMDG Diplomatic Partners, LP	8/28/12	206,931	—	1,686
SFLP Diplomatic, LLC	8/28/12	488,052	—	3,978
DK Bay Breeze, LLC	8/30/12	624,228	—	5,087
DK Esplanade, LLC	9/14/12	428,263	—	3,490
DK Esplanade II, LLC	9/14/12	47,585	—	388
Elco Landmark Residential Holdings, LLC	10/1/12	973,411	—	7,933
Elco LR OPT II REIT LP	10/4/12	2,671,456	—	21,772
Creekside Investors, LLC	10/4/12	215,326	—	1,755
Elco Landmark Residential Holdings, LLC	10/10/12	436,220	—	3,555
Gilco 2, LLC	10/11/12	107,747	—	878
Landmark at Grand Meadow Holdings, LLC	10/11/12	566,832	—	4,620
Legacy Galleria LLC	10/19/12	1,787,954	—	14,572
Elco Landmark at Birmingham Management, LLC	10/19/12	2,472,404	—	20,150
Legacy Arlington LLC	10/22/22	700,447	—	5,709
Elco Landmark Arlington Management, LLC	10/22/12	850,379	—	6,931
Elco Landmark Grand Palms Management, LLC	10/31/12	1,207,597	—	9,842
Legacy at Grand Palms, LLC	10/31/12	870,467	—	7,094
Grand Palms Investor, LLC	10/31/12	263,777	—	2,150
Century Mill Investors, LLC	11/5/12	819,036	—	6,675
Elco Landmark Residential Holdings, LLC	11/8/12	2,950,109	—	24,044
Kings Carlyle Club Mezz, LLC	01/31/13	262,859	—	2,142
Pear Ridge Partners, LLC	03/29/13	656,704	—	5,352
Cottonwood Partners, LLC	03/29/13	670,394	—	5,464
Bedford Partners, LLC	03/29/13	605,620	—	4,936
Bear Creek Partners, LLC	03/29/13	331,632	—	2,703

Total		21,215,430	257,669	$175,006

Securities Issued in Connection with Acquisitions of Non-Contributed Properties

In connection with the completion of the acquisition of certain of the non-Contributed Properties and the ELRM Transaction, we issued limited partnership units in our operating partnership as a portion of the purchase price, at a price per share or per unit, as applicable, of $8.15, as set forth in table below, for the year ended December 31, 2013 (in thousands, except for unit information);

Name	Property Acquisition Date	Number of Limited Partnership Units	Aggregate Consideration
The Edward Van Wyckhouse Trust	03/28/13	46,160	376
ADMG River Partners LP	04/30/13	47,000	383
ELCO Landmark Residential Holdings, LLC	04/30/13	500,283	4,077
ADMG Partners LP	07/01/13	34,283	279
ADMG Partners LP	07/01/13	69,256	564
ADMG 191 Partners LP	07/01/13	40,619	331
MB Equity Holdings	07/01/13	15,780	129
ADMG 191 Partners LP	07/01/13	1,682	14
MB Equity Holdings	07/01/13	15,781	129
ADMG FairCave Partners LP	07/03/13	81,973	668
ELCO LR OPT II REIT LP	07/03/13	386,938	3,154
ADMG FairCave Partners LP	07/03/13	83,507	681
ELCO LR OPT II REIT LP	07/03/13	386,938	3,154
Sybil Wolfe Revocale Living Trust	07/23/13	32,019	261
Louis and Nita Savader	07/23/13	16,420	134
ADMG 191 Partners LP	07/25/13	67,463	550
MB Equity Holdings	07/25/13	15,780	129
Elco Landmark at Savoy Square Management, LLC	08/16/13	177,237	1,444
Legacy Savoy Square LLC	08/16/13	123,119	1,003
MB Equity Holdings, Inc.	08/16/13	22,608	184
Elco Landmark at Ocean Breeze Management LLC	08/16/13	232,221	1,893
Legacy Ocean Breeze LLC	08/16/13	138,369	1,128
ELCO Landmark Residential Holdings, LLC	08/20/13	715,987	5,835
James M. and Jaime L. McNeely	09/09/13	4,725	39
ELCO LR OPT I REIT GP LLC	10/03/13	1,513,110	12,332
ELCO LR OPT I REIT GP LLC	10/03/13	2,034,892	16,584
ELCO LR OPT II REIT LP	10/16/13	901,988	7,351
Elco Landmark at Waverly Place Management LLC	11/18/13	149,328	1,217
Elco Landmark at Avery Place Management LLc	11/26/13	407,072	3,318
Legacy Avery Place LLC	11/26/13	523,102	4,263
Avery Place Investors, LLC	11/26/13	175,532	1,431
Main Street Residential Avery Place LLC	11/26/13	87,758	715
Elco Landmark at Deerfiled Glen Management, LLC	11/26/13	586,500	4,780
Legacy Deerfield Glen LLC	11/26/13	556,628	4,537
MB Holdings Equity LLC	11/26/13	55,663	454
Elco Landmark at Garden Square Management LLC	12/6/13	604,906	4,930

Total		10,852,627	$88,451

Securities Issued in Connection with Other Acquisitions

1,011,817 shares of common stock were issued in connection with the acquisition of two properties (Landmark at Brighton Colony and Landmark at Greenbrooke Commons, both in Charlotte, NC) on February 28, 2013.

2,055,215 shares of common stock were issued for cash and used in the acquisition of certain properties on July 1, 2013.

Item 6.	Selected Financial Data.

The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of comprehensive loss data and statement of cash flows data in a format consistent with our consolidated financial statements under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K (in thousands, except per share data):

	As of December 31,
Selected Financial Data	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	$1,526,690	$755,016	$356,695	$368,534	$338,303
Mortgage loan payables, net	$838,434	$479,494	$243,332	$244,072	$217,434
Unsecured notes payable to affiliates	$5,784	$—	$—	$—	$—
Unsecured note payable	$—	$500	$7,750	$7,750	$9,100
Credit facility	$145,200	$—	$—	$—	$—
Series A cumulative non-convertible redeemable preferred stock	$—	$38,204	$—	$—	$—
Series B cumulative non-convertible redeemable preferred stock	$—	$9,551	$—	$—	$—
Series D cumulative non-convertible redeemable preferred stock with derivative	$209,294	$—	$—	$—	$—
Total equity	$284,591	$205,060	$93,123	$106,158	$104,769

	Year Ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF COMPREHENSIVE LOSS DATA:
Total revenues(1)	$156,989	$69,404	$54,083	$34,844	$30,067
Loss from continuing operations(1)	$(79,467)	$(42,254)	$(9,062)	$(10,224)	$(4,737)
Income/(loss) from discontinued operations(1)	$10,555	$659	$116	$(541)	$(982)
Net loss attributable to common stockholders	$(32,606)	$(34,860)	$(8,946)	$(10,765)	$(5,719)
Net loss per common share — basic and diluted(2):
Net loss from continuing operations	$(1.66)	$(1.75)	$(0.46)	$(0.56)	$(0.29)
Net income/(loss) from discontinued operations(1)	$0.22	$0.03	$0.01	$(0.03)	$(0.06)
Net loss attributable to common stockholders	$(1.44)	$(1.72)	$(0.45)	$(0.59)	$(0.35)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by/(used in) operating activities	$6,742	$(9,816)	$5,485	$3,698	$5,718
Cash flows used in investing activities	$(352,537)	$(66,580)	$(2,075)	$(44,580)	$(1,824)
Cash flows provided by/(used in) financing activities	$347,697	$77,752	$(5,593)	$37,261	$337
OTHER DATA:
Distributions declared to common stockholders	$6,852	$6,120	$6,904	$11,034	$9,999

	Year Ended December 31,
	2013	2012		2011	2010	2009
Distributions declared per common share	$0.30	$0.30		$0.35	$0.60	$0.62
Funds from operations(3)	$(8,960)	$(21,539)		$4,595	$2,096	$6,135
Net operating income(4)	$77,558	$31,655		$24,140	$20,703	$19,343
Apartment communities consolidated owned	67	31		15	15	13
Apartment communities unconsolidated	2	0		0	1	0
Apartment communities managed	33	33	(5)	35	39	0
Apartment communities leased	1	4		4	0	0

(1)	Reclassified to conform to current year presentation in accordance with generally accepted accounting principles as described in Note 4, Real Estate Disposition Activities, to the consolidated financial statements.

(2)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s common stock.

(3)	For additional information on FFO (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations,” which includes a reconciliation of our GAAP (as defined below) net loss to FFO for the years ended December 31, 2013, 2012 and 2011.

(4)	For years ended December 31, 2011 and 2010, net operating income has been recalculated to follow the presentation for the years ended December 31, 2013 and 2012. For additional information on net operating income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income,” which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2013, 2012 and 2011.

(5)	During 2012, we managed 33 apartment communities owned by unaffiliated third parties. On December 29, 2012, we were terminated as the property manager for these apartment communities but did recognize management fee income for the majority of 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust of America, Inc. and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2013 and 2012, together with our results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the availability of financing; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of REITs; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of sources of capital. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through our operating partnership, Landmark Apartment Trust of America Holdings, LP. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential primarily in the Sunbelt region of the United States. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT.

Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock. On February 24, 2011, our board of directors adopted the DRIP, which was effective as of March 11, 2011. The DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95 million. Pursuant to the DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, our board of directors determined the fair value of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value.

On August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties ELRH and DeBartolo and its affiliates, which included 21 apartment communities and one parcel of undeveloped land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in our operating partnership, cash and assumed mortgage indebtedness. As of December 31, 2013, we had completed the acquisition of 21 of the 22 properties.

On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130 million, or the Credit Facility, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. We use the proceeds from the Credit Facility for general corporate purposes, including refinancing existing debt on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50 million. We initially exercised our option to increase aggregate borrowings available under the Credit Facility from $130 million to $145.2 million on October 10, 2013, and drew down the amount of $15.2 million to fund the acquisition of a multifamily apartment property. We again exercised the option to increase the Credit Facility on January 15, 2014 and drew down the amount of $20.7 million to fund the acquisition of a property. As of March 11, 2014, we had an outstanding principal balance of $165.9 million under our Credit Facility.

On March 14, 2013, we completed the ELRM Transaction and acquired the management operations of Elco Landmark Residential Management, LLC and certain of its affiliates, or collectively, the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership, or the Timbercreek Fund. The aggregate consideration that the ELRM Parties will receive in connection with the ELRM Transaction will be up to $26.2 million (subject to certain adjustments and clawbacks), and consists of restricted units of limited partnership interests in our operating partnership having an aggregate value of $16.2 million, and $10 million payable under a promissory note. In connection with the ELRM Transaction, on December 20, 2013, we purchased 500,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding, L.P., a Delaware limited partnership for consideration in the amount of $5 million consisting of 613,497 shares of our restricted common stock. Additionally, an affiliate of the ELRM Parties will have the opportunity to earn additional consideration in the form of restricted limited partnership interests in our operating partnership and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of the ELRM Parties. During the year ended December 31, 2013, we issued 139,759 restricted limited partnership interests in our operating partnership for an aggregate value of $1.1 million, $284,000 in promissory notes and $568,000 in incurred liabilities to the ELRM Parties for additional consideration that was earned.

On June 28, 2013, we entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar Apartment and BREDS our Series D Preferred Stock, a new series. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. As of December 31, 2013, we had issued a total of 20,976,300 shares of Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $209.8 million. We used the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our Series A and Series B Preferred Stock and to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding at a price that, as of December 31, 2013, would have included a premium of $11.6 million.

On July 1, 2013, we entered into a series of definitive agreements pursuant to which we acquired from ELRH and certain of its affiliates a portfolio of seven apartment communities, containing an aggregate of 1,982 units, in exchange for aggregate consideration valued at approximately $122.8 million. In addition, we issued to 2335887 Limited Partnership 1,840,491 shares of our common stock for $15 million in cash and to MB Equity Holdings, Inc., an unaffiliated British Virgin Islands corporation, 214,724 shares of our common stock for $1.8 million in cash.

On December 31, 2013, we entered into an agreement, or the Omnibus Agreement with ELRH, Elco Holdings Ltd., an Israeli public corporation, or EH, and Elco North America Inc., a Delaware corporation, or ENA. EH is the parent company of ENA. The principal purposes of the Omnibus Agreement and the transactions contemplated thereunder are to (i) enable us to acquire an interest in a total of 26 separate apartment communities from ELRH and certain of its affiliates (10 of which have been acquired as of December 31, 2013, including two apartment communities that we account for under the equity method); and (ii) enable a restructuring transaction of ENA. During January 2014, we acquired ownership or ownership interest in the remaining 16 apartment communities.

On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue, for cash to iStar and BREDS an aggregate of up to $74 million in shares of our Series E Preferred Stocka new series. We also entered into a securities purchase agreement, pursuant to which we issued and sold, and iStar purchased, for cash, 933,438 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $9.3 million, and BREDS purchased, for cash, 5,866,562 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $58.7 million. In addition, during a period of up to six months and subject to certain conditions, we can require iStar and BREDS to purchase, on the same pro rata basis as their initial purchase of shares of Series E Preferred Stock, up to an aggregate of 600,000 additional shares of Series E Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been or will be used primarily to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding, including a premium.

For the year ended December 31, 2013, we had completed the acquisition of 38 apartment communities which we consolidate in our financial statements, including five apartment communities previously disclosed as part of our Recapitalization Transaction, one apartment community held through a consolidated joint venture and one parcel of undeveloped land, adding a total of 11,273 apartment units to our portfolio. We also acquired non-controlling interests in two entities which each own one apartment community which we account for under the equity method.

As of December 31, 2013, we consolidated 67 apartment communities, including one property held through a consolidated joint venture, and two parcels of undeveloped land with an aggregate of 19,594 apartment units, which had an aggregate gross carrying value of $1.5 billion. We also consolidate the operations of one apartment community with 236 apartment units owned by unaffiliated third parties and leased by a wholly-owned subsidiary of our company. We held a non-controlling interest in two apartment communities with an aggregate of 750 apartment units which are accounted for under the equity method. We also serve as the third-party manager for an additional 33 properties which have an aggregate of 11,829 apartment units of which we have no ownership interest. These properties are managed by ATA Property Management, LLC, or our Property Manager, which also includes ELRH’s integrated real estate operating company which we acquired in 2013.

See Note 3, Real Estate Investments — Real Estate Acquisitions, Note 12, Equity — Common Stock, Note 13, Non-Controlling Interest — Redeemable Non-Controlling Interests in Operating Partnership, Note 15, Business Combinations — 2013 Property Acquisitions, and Note 18, Subsequent Events, for additional information.

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to impairment of real estate, purchase price allocation, goodwill, and identified intangible assets, net. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.

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

In the event that the carrying amount of a property exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows in determining fair value will be inherently uncertain and will rely on subjective assumptions dependent upon current and future market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, allowance for uncollectible accounts, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.

Goodwill is tested for impairment on an annual basis as of December 31 or in interim periods if events or circumstances indicate potential impairment.

Identified intangible assets, net, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Purchase Price Allocation

In accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on the premises based on a cost approach.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in security deposits, prepaid rent and other liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if such renewal options are reasonably assured and deemed bargain renewal options, of the acquired leases with each property.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases.

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

Goodwill and Identified Intangible Assets, Net

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired business, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.

We acquired the property management business of the ELRM and certain of its affiliates on March 14, 2013, including the in-place workforce, which created approximately $6.8 million of goodwill. For the year ended December 31, 2013, we recorded an increase to goodwill of $2.9 million and a corresponding decrease to acquisition contingent consideration of $600,000, a decrease to identified intangible assets of $3.3 million, and a $1 million decrease to deferred tax liability, net, respectively, as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired. Our annual impairment test date was December 31, 2013. No impairment was recorded. As of December 31, 2013 and 2012, we had goodwill of $9.7 and $0 million, respectively included in our accompanying consolidated balance sheets.

Identified intangible assets, net, as of December 31, 2013, consists of in-place lease intangibles from property acquisitions; trade name and trademark intangibles and property management contract intangibles from the ELRM Transaction in the first quarter of 2013; and a disposition fee right intangible resulting from the acquisition of the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and property management contracts are amortized on a basis consistent with estimated cash flows from these intangible assets. Both are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Trade name and trademarks have an indefinite life and are not amortized. Disposition fee right intangibles are not amortized but are realized in the event that any of the leased apartment communities are sold. During December 31, 2013, we purchased three of the four leased apartment communities and wrote down $1.3 million of our disposition fee right intangible. We did not have any disposition fee right intangible write downs during 2012 or 2011.

For the year ended December 31, 2012, there was an impairment loss of $5.4 million resulting from the termination of property management contracts of our Property Manager for 33 properties owned by unaffiliated third parties with no future source of income related to such contracts, using a Level 3 fair value measurement. This event triggered an immediate and full impairment of the goodwill in the amount of $3.8 million and of tenant relationship intangibles, net, and an expected termination fee intangible in the amount of $1.6 million.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Acquisitions in 2013, 2012 and 2011

For information regarding our acquisitions, see Note 3, Real Estate Investments and Note 15, Business Combinations, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Factors Which May Influence Results of Operations and Cash Flows

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income or cash flows from the acquisition, management and operation of properties.

Rental Income

The amount of rental income and operating cash flows generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the then existing market rental rates. Negative trends in one or more of these factors could adversely affect our rental income and operating cash flows in future periods.

Management Fee Income

The amount of management fee income generated by our property management company depends on our ability to maintain and increase the property management contracts with the third parties and increase the property management fees if possible. If we purchase one of our managed properties from a third party then management fee income would decrease would be offset by any rental income received. It also depends on our third parties’ ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the then existing market rental rates. Negative trends in one or more of these factors could adversely affect our management fee income in future periods.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices, portions of which are now required of us. These costs may have a material adverse effect on our results of operations and cash flows and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

Results of Continuing Operations

Comparison of the Years Ended December 31, 2013, 2012 and 2011

Our continuing operating results are primarily comprised of income derived from our portfolio of apartment communities and our income derived by our Property Manager in connection with management services performed for properties owned by unaffiliated third parties.

Except where otherwise noted, the change in our results of continuing operations is primarily due to changes in the number of apartment communities owned and apartment communities managed during the years ended December 31, 2013, 2012 and 2011. We consolidated a total of 67 apartment communities as of December 31, 2013 (including one property held through a consolidated joint venture and excluding our leased property as described below), compared to a total of 31 apartment communities that we owned as of December 31, 2012 (excluding our leased properties as described below). Also during the year ended December 31, 2013, we sold two properties which are included in income from discontinued operations on our consolidated statements of comprehensive loss. As of December 31, 2011, we owned 15 apartment communities.

During the years ended December 31, 2013, 2012 and 2011, we managed 33, 33 and 35 third party properties, respectively. The increase in management fee income for the year ended December 31, 2013 compared to December 31, 2012 was due to the increase in third party properties managed throughout 2013 and an increase in the average management fee charged. As of March 14, 2013, our Property Manager had 45 new property management contracts for properties owned by affiliated third parties in connection with our acquisition of ELRH’s integrated real estate operating company. During 2013, we acquired 17 of the managed properties and, therefore, eliminated the management fee income upon consolidation of our financial statements. We also invested in two of the managed properties during 2013 and, therefore, eliminated our investment portion of the management fee income upon consolidation of our financial statements. Our Property Manager acquired seven new property management contracts during 2013. The decrease in management fee income for the year ended December 31, 2012 compared to December 31, 2011 was due to the decrease in third party properties managed.

On June 17, 2011, we acquired the remaining 50% ownership interest in a joint venture, which allowed us to consolidate the operations of the master tenants of the four apartment communities leased by subsidiaries of NNN/MR Holdings beginning June 17, 2011. We recognized a management fee for these four apartment communities through June 17, 2011. Due to our purchase of the remaining 50% ownership interest in the joint venture, as of June 17, 2011, we no longer recognize a management fee income from these four apartment communities. On March 28, 2013, June 28, 2013, and October 10, 2013, we acquired an aggregate of three of the apartment communities leased by NNN/MR Holdings, which did not result in an increase in rental income, other property revenues, and rental expenses but did result in a decrease to property lease expense.

Revenues

For the years ended December 31, 2013, 2012 and 2011, revenues were $157 million, $69.4 million, and $54.1 million, respectively. For the year ended December 31, 2013, revenues were comprised of rental income of $125.4 million, other property revenues of $15.9 million, management fee income of $4.2 million, and $11.5 million in reimbursed income. For the year ended December 31, 2012, revenues were comprised of rental income of $49.8 million, other property revenues of $6.5 million, management fee income of $2.7 million, and $10.4 million in reimbursed income. For the year ended December 31, 2011, revenues were comprised of rental income of $35.6 million, other property revenues of $4.4 million, management fee income of $2.9 million, and $11.2 million in reimbursed income. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion. The year-over-year increase in revenues from rental income and other property revenues is due to the increase in the number of apartment communities as discussed above.

The average occupancy for our consolidated owned properties was 94.3%, 94.6% and 94.2% as of December 31, 2013, 2012 and 2011, respectively. The average occupancy of our one leased property was 86.9% as of December 31, 2013, as compared to our four leased properties with 92.6% and 91.6% as of December 31, 2012 and 2011, respectively. The average rental rate for our properties was $761 for the year ended December 31, 2013, as compared to $807 and $872 for the years ended December 31, 2012 and 2011, respectively. The average rental rate for our one leased property was $657 for the year ended December 31, 2013, as compared to our four leased properties with $673 and $649 for the years ended December 31, 2012 and 2011, respectively. The decrease in per unit rental rates resulted from a diversification of our operating strategy to purchase slightly older properties with lower rental rates. This strategy allows us to offer housing in our growth oriented markets to more qualified renters within our markets. While these newly acquired properties may be older, they are well located and maintained and simply allow us to broaden our base of potential renters over a broader income demographic spectrum within our identified target markets.

Rental Expenses

For the years ended December 31, 2013, 2012 and 2011, rental expenses were $63.7 million, $25.7 million and $18.2 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Year Ended December 31,
	2013	2012	2011
Administration	$22,971	$8,735	$6,275
Real estate taxes	16,259	7,511	5,711
Utilities	13,203	4,723	3,268
Repairs and maintenance	8,155	3,277	2,343
Insurance	3,073	1,489	626

Total rental expenses	$63,661	$25,735	$18,223

For the year ended December 31, 2013, rental expenses increased $38 million, as compared to the year ended December 31, 2012, with the increase primarily due to the acquisition of 38 apartment communities (including one apartment community which we purchased through a consolidated joint venture) during such period.

For the year ended December 31, 2012, rental expenses increased $7.5 million, as compared to the year ended December 31, 2011, with the increase primarily due to our acquisition of 16 apartment communities during the third and fourth quarters of 2012. Of the increase in rental expenses, $2.5 million was related to the operations of the four leased properties which were only present for less than seven months during the year ended December 31, 2011, compared to a full year in 2012.

Rental expenses as a percentage of property revenue (rental income and other property revenue) were 45%, 45.7%, and 45.5%, for the years ended December 31, 2013, 2012 and 2011, respectively. The year-over-year increase in rental expenses was due to the increase in 2013, 2012 and 2011 in the number of properties we owned plus the consolidation of the operations of the joint ventures, as discussed above.

Property Lease Expense

For the years ended December 31, 2013, 2012 and 2011, property lease expense was $2.7 million, $4.2 million and $2.4 million, respectively. Our property lease expense was due to our leased apartment communities owned by unaffiliated third parties. As the master tenants of the leased apartment communities, we pay property lease expense monthly to the master landlord. We became the master tenants of the four leased apartment communities on June 17, 2011. As of December 31, 2013, we leased one multifamily apartment property. As of December 31, 2012 and 2011, we leased four apartment communities. On March 28, June 28, 2013 and October 10, 2013, we acquired an aggregate of three of the leased apartment communities, which resulted in a decrease of $1.5 million in property lease expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase for the year ended December 31, 2012 in property lease expense of $1.8 million was due to a full year of our company leasing the four apartment communities, as compared to less than 7 months during the year ended December 31, 2011.

Reimbursed Expense

For the years ended December 31, 2013, 2012 and 2011, reimbursed expense was $11.5 million, $10.4 million and $11.2 million, respectively. Our Property Manager served as a property manager for 33 apartment communities owned by affiliated third parties as of December 31, 2013. Our Property Manager served as a property manager for 33 and 35 apartment communities owned by unaffiliated third parties during the years ended December 31, 2012 and 2011, respectively. Reimbursed expense represents the salaries and benefits for the management of such apartment communities reimbursed to us by the affiliated and unaffiliated third parties and the actual reimbursement is recorded as reimbursed income.

General, Administrative and Other Expense

For the years ended December 31, 2013, 2012 and 2011, general, administrative and other expense was $15.8 million, $13 million, and $8.2 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property management expenses	$8,590	$4,430	$3,899
Non-recurring	3,132	5,948	2,492
Recurring	4,069	2,651	1,807

Total general, administrative and other expense	$15,791	$13,029	$8,198

Property management expenses reflect the management services expense of our Property Manager for our owned, leased and third-party managed apartment communities. Non-recurring general, administrative and other expenses reflect those expenses that we consider one-time or discretionary expenses. Recurring general, administrative and other expenses reflect those expenses that will continue on an on-going basis.

The increase in general, administrative and other expense of $2.8 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was mainly due to increases in salaries and benefits expense, professional and legal fees, and management support services. These increases were partially offset by decreases in incentive compensation, asset management fees and changes in the fair market value of acquisition contingent consideration, warrants and derivatives.

The increase in general, administrative and other expense of $4.8 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was mainly due to increases in salaries and benefits expense, incentive compensation expense, professional and legal fees, and management support services.

Acquisition-Related Expenses

For the years ended December 31, 2013, 2012 and 2011, we incurred acquisition-related expenses of $13.7 million, $19.9 million, and $1.3 million, respectively.

For the year ended December 31, 2013, we incurred acquisition-related expenses associated with the ELRM Transaction and the acquisition of 38 apartment communities (including one property which we purchased through a consolidated joint venture arrangement) and one parcel of undeveloped land.

For the year ended December 31, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction. In addition, we incurred acquisition-related expenses related to the purchase of 16 apartment communities and one parcel of undeveloped land during such period.

For the year ended December 31, 2011, we incurred acquisition-related expenses associated with the termination of the proposed acquisitions of a certain portfolio of properties, the acquisitions of our Property Manager and our joint venture, NNN/MR Holdings, and the pursuit of strategic transactions.

Loss from Unconsolidated Joint Ventures

During the year ended December 31, 2013, we recognized a loss of $159,000 related to our non-controlling interest in two joint ventures which own two apartment communities. For the years ended December 31, 2012 and 2011, we incurred a loss from unconsolidated joint ventures of $0 and $59,000, respectively.

Depreciation and Amortization

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization was $72.5 million, $17.6 million, and $11.1 million, respectively.

For the year ended December 31, 2013, depreciation and amortization increased $54.9 million, as compared to the year ended December 31, 2012. The increase in depreciation and amortization during such period was primarily due to the acquisition of 38 apartment communities (including one property which we purchased through a joint venture). The increase was partially offset by assets becoming fully depreciated and amortized during December 31, 2013.

For the year ended December 31, 2012, depreciation and amortization increased $6.5 million, as compared to the year ended December 31, 2011. The increase in depreciation and amortization was primarily due to the acquisition of 16 apartment communities during the third and fourth quarters of 2012. The increase was partially offset by assets becoming fully depreciated and amortized during December 31, 2012.

Impairment Loss

For the year ended December 31, 2013, there was no impairment loss. For the years ended December 31, 2012 and 2011, we had impairment loss of $5.4 million and $390,000, respectively.

For the year ended December 31, 2012, the impairment loss of $5.4 million resulted from the termination of our property management contracts for 33 properties owned by unaffiliated parties during the fourth quarter of 2012. This event triggered an immediate and full impairment of the goodwill of $3.8 million and of the tenant relationship intangible and an expected termination fee intangible of $1.6 million. When we purchased our Property Manager in the fourth quarter of 2010, it included the acquisition of the then existing property management contracts and the assumption of the client relationships from the seller along with a termination fee adjustment to be paid to us in the event a termination occurs.

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

Interest Expense, Net

For the years ended December 31, 2013, 2012 and 2011, interest expense, net was $35.7 million, $13.4 million, and $10.3 million, respectively.

The increase in interest expense, net of $22.3 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the following: (i) borrowings under the Credit Facility and increase in mortgage loan payables in connection with the acquisition of new apartment communities; and (ii) the accretion expense of the warrant liabilities and Series D Preferred Stock derivative.

The increase in interest expense of $3.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the following: (i) increase in mortgage loan payables in connection with the acquisition of new apartment communities; and (ii) the accretion expense of the warrant liabilities.

Preferred Dividends Classified as Interest Expense

For the years ended December 31, 2013 and 2012, preferred dividends classified as interest expense was $15.9 million and $2 million, respectively. We had not issued preferred shares as of December 31, 2011, and, accordingly, had no preferred dividends classified as interest expense as of such period.

The increase in preferred dividends classified as interest expense of $13.9 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the following: (i) the issuance of the Series A Preferred Stock and Series B Preferred Stock on August 3, 2012 and their subsequent redemption on June 28, 2013; and (ii) the issuance of the Series D Preferred Stock between June 28, 2013 and December 31, 2013.

Disposition Right Income

On March 28, 2013, June 28, 2013 and October 10, 2013, we purchased three apartment communities, which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of our company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $1.3 million related to these three apartment communities. Based on the aggregate purchase price we paid for these three apartment communities of $61.1 million, the resulting disposition fee due to NNN/MR Holdings was $3.1 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible during the year ended December 31, 2013 was $1.8 million, and was recorded as disposition right income in our consolidated statements of comprehensive loss.

Loss on Debt and Preferred Stock Extinguishment

During the year ended December 31, 2013, we recognized a loss on debt and preferred stock extinguishment of $10.2 million. In connection with our redemption of the Series A Preferred Stock and the Series B Preferred Stock on June 28, 2013, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in prepayment penalties, a write off of $2.5 million in unamortized loan accretion and deferred financing costs, and $600,000 in redemption fees. In addition, a portion of the proceeds received from borrowings under the Credit Facility were used to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the year ended December 31, 2013. We did not incur loss on debt and preferred stock extinguishment for the years ended December 31, 2012 and 2011.

Income Tax Benefit

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $3.5 million was recognized for the year ended December 31, 2013, which includes a reversal of the prior valuation allowance of $2.7 million. As of December 31, 2013, we have recorded a net deferred tax liability of $435,000, which is classified in security deposits, prepaid rent and other liabilities in the consolidated balance sheets.

Income from Discontinued Operations

For the years ended December 31, 2013, 2012 and 2011, we recognized income from discontinued operations of $10.6 million, $659,000 and $116,000, respectively. The increase in income from discontinued operations for 2013 from previous years was due to the net gain on the sale of two properties during the year.

Liquidity and Capital Resources

Generally, our sources of funds will primarily be met from operations, additional borrowings, refinancing existing loans and the issuance of equity securities. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and limited partnership unit holders. We estimate that we will require approximately $44.2 million to pay interest and $13.1 million to pay principal on our outstanding mortgage and unsecured indebtedness in the next 12 months, based on rates in effect as of December 31, 2013.

We are required by the terms of the applicable mortgage loan documents and the Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. See “– Financing” below. As of December 31, 2013, we were in compliance with all such requirements and we expect to remain in compliance within the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity, and capital resources and/or our ability to continue making dividend payments to our stockholders and limited partnership unit holders.

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

As of December 31, 2013, we had issued an aggregate of 20,976,300 in shares of Series D Preferred Stock to iStar and BREDS for an aggregate of $209.8 million. The proceeds from the sale of Series D Preferred Stock were used to redeem the previously issued shares of Series A and Series B Preferred Stock and to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding at a price that as of December 31, 2013 would have included a premium of $11.6 million. Additionally, on July 1, 2013, we issued and sold shares of our common stock for approximately $16.8 million in cash. We used funds from such sale to fund the purchases of additional apartment communities. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive loss. For the year ended December 31, 2013, we incurred preferred dividends classified as interest expense of $13.1 million related to Series D Preferred Stock.

On January 7, 2014, we sold shares of Series E Preferred Stock to iStar and BREDS for an aggregate of $68 million. We used funds from such sale to acquire and reposition additional apartment communities. In the event of a public listing of our common stock prior to June 28, 2016, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding including a premium.

On October 10, 2013, we exercised our option to increase aggregate borrowings available under the Credit Facility from $130 million to $145.2 million and drew down the amount of $15.2 million to fund the acquisition of one property. As of December 31, 2013, 13 of our consolidated owned 67 apartment communities were pledged as collateral under the Credit Facility, and we had drawn $145.2 million thereunder at a current annual interest rate of 3.15% on principal outstanding of $130 million, which represents the Eurodollar Rate, based on a six month interest period plus a margin of 2.75% and 5% on principal outstanding of $15.2 million, which represents the prime rate plus a margin of 1.75%. The amount available under the Credit Facility has the ability to increase to $180 million if our operating partnership adds additional properties as collateral to secure the Credit Facility. On January 15, 2014, we exercised our option to increase the aggregate borrowings available under the Credit Facility from $145.2 million to $165.9 million and drew down the amount of $20.7 million to fund the acquisition of one property.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. Subject to certain provisions of the Series D Preferred Stock and the Series E Preferred Stock, there currently are no limits or restrictions on the use of borrowings that would prohibit us from making the proceeds available for distribution up to the current annual dividend rate applicable to common stockholders and limited partnership unit holders.

As of December 31, 2013, we estimated that our expenditures for capital improvements and repositioning activities will require approximately $9.1 million and $13.8 million, respectively, within the next 12 months. As of December 31, 2013, we had $15 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or third party capital. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions, which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital requirements, pay distributions to our stockholders, service our indebtedness and meet and unanticipated cash needs.

Cash Flows

Operating Activities

Cash flows provided by/(used in) operating activities for the years ended December 31, 2013, 2012 and 2011 were $6.7 million, $(9.8) million, and $5.5 million, respectively.

For the year ended December 31, 2013, cash flows provided by operating activities primarily related to the operations of our 67 consolidated owned properties during of such period and the decrease in acquisition-related expenses.

For the year ended December 31, 2012, cash flows used in operating activities primarily related to the payment of acquisition- related expenses of $19.9 million associated with the Recapitalization Transaction and the purchase 16 apartment communities and one parcel of undeveloped land. This was partially offset by cash flow provided by operating activities from the operations of our 31 consolidated owned properties for such period.

For the year ended December 31, 2011, cash flows provided by operating activities primarily related to a full year of operations of our 15 properties, as well as the payment of a full year of management fee income due to the purchase of our Property Manager. In addition, there was a $946,000 increase in restricted cash for property tax and insurance reserves as well as an approximately $521,000 decrease in accounts and other receivables due to the consolidation of a joint venture and the elimination of the related property management fee receivable, along with an increase in cash receipts from our 35 fee managed properties.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011 were $352.5 million, $66.6 million, and $2.1 million, respectively.

For the year ended December 31, 2013, cash flows used in investing activities related to the acquisition of our consolidated owned properties of $368.5 million, capital expenditures of $16 million, purchase deposits on pending real estate acquisitions of $2.0 million, and the change in restricted cash for capital replacement reserves of $14.4 million. This was offset by proceeds from the sale of two apartment communities of $48.5 million.

For the year ended December 31, 2012, cash flows used in investing activities related primarily to the acquisition of real estate operating properties for $62.1 million, capital expenditures of $2.7 million, purchase deposits on pending real estate acquisitions of $529,000, and the change in restricted cash for capital replacement reserves of $1.5 million, offset by cash received from property management termination fees paid to our Property Manager of $173,000.

For the year ended December 31, 2011, cash flows used in investing activities related primarily to capital expenditures of $1.3 million and the increase in restricted cash of $167,000 related to capital replacement reserves.

Financing Activities

Cash flows provided by/(used in) financing activities for the years ended December 31, 2013, 2012 and 2011, were $347.7 million, $77.8 million, and $(5.6) million, respectively.

For the year ended December 31, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of common stock of $16.8 million, the issuance of $10 million in Series A Preferred Stock and $209.8 million in Series D Preferred Stock, borrowings on mortgage loan payables of $140.8 million and borrowings on the Credit Facility of $145.2 million. This was offset by redemptions of the Series A Preferred Stock and Series B Preferred Stock in the amounts of $50 million and $10 million, respectively, $79.1 million of payments on our mortgage loan payables, payments for prepayment penalties and deferred financing costs of $22.8 million, and distributions to our common stockholders and limited partnership unit holders in the aggregate amount of $12.5 million.

For the year ended December 31, 2012, cash flows provided in financing activities related primarily to borrowings on our mortgage loan payables of $45.7 million and issuance of our Series A Preferred Stock and Series B Preferred Stock in the aggregate amount of $50 million, partially offset by payments on our unsecured note payable of $7.8 million, deferred financing costs of $4.1 million, the payment of mortgage loan payables of $2 million, and distributions to our common stockholders and limited partnership unit holders in the aggregate amount of $4.6 million.

For the year ended December 31, 2011, cash flows used in financing activities related primarily to the payment of our mortgage loan payables of $875,000 and distributions made to our common stockholders in the aggregate amount of $4.7 million.

Distributions

Common Stock

The amount of any distributions we pay to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock, unless full cumulative distributions on the Series D Preferred Stock and the Series E Preferred Stock have been declared and either paid or set aside for payment in full for all past distributions periods.

From January 2010 through February 2011, we paid distributions to our stockholders in an amount equal to a 6% annualized rate, based upon a purchase price of $10.00 per share. Beginning on March 1, 2011, our board of directors reduced the distribution rate to an amount equal to a 3% annualized rate based upon a purchase price of $10.00 per share, and a 3.68% annualized rate, based upon our most recent estimated value of our shares of $8.15 per share. Until January 1, 2012, our board of directors authorized distributions based upon daily record dates and paid them monthly in arrears. Beginning January 1, 2012, our board of directors authorized distributions based on month-end record dates, which we pay monthly in arrears.

For the year ended December 31, 2013, we paid aggregate distributions of $6.7 million ($4.9 in cash and $1.8 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $6.7 million. For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million ($4.1 million in cash and $2 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows used in operating activities of $9.8 million. For the year ended December 31, 2011, we paid aggregate distributions of $7.4 million ($4.7 in cash and $2.7 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $5.5 million. From our inception through December 31, 2013, we paid cumulative distributions of approximately $52.5 million ($32.2 million in cash and $20.3 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $15.8 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the year ended December 31, 2013, we paid aggregate distributions of $7.6 million ($7.3 million in cash and $300,000 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. For the year ended December 31, 2012, we paid aggregate distributions of $451,000, in cash, to holders of limited partnership units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

LTIP Units

The LTIP Units rank pari passu with the limited partnership units as to the payment of distributions. For the years ended December 31, 2013 and 2012, we paid aggregate distributions of $195,000 and $37,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.

Preferred Stock

Prior to the redemption in full on June 28, 2013, holders of shares of the Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. For the year ended December 31, 2013, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $4.4 million. For the year ended December 31, 2012, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $281,000.

Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. For the year ended December 31, 2013, we paid $10.2 million in distributions to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of December 31, 2013, were approximately $2.9 million. We did not pay or accrue any distributions to holders of our Series D Preferred Stock for the year ended December 31, 2012, as there were no shares of Series D Preferred Stock outstanding during 2012. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. For the year ended December 31, 2013 and 2012, we did not pay or accrue any distributions to holders of our Series E Preferred Stock as there were no shares of Series E Preferred Stock outstanding during each period. The Series E Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Sources of Distributions

For the years ended December 31, 2013, 2012 and 2011, we paid aggregate common stock distributions of $6.7 million, $6.1 million, and $7.4 million, respectively, which were paid 100% from cash flows for such period. Therefore our management believes our current common stock distribution policy is sustainable at this time. From our inception through December 31, 2013, we paid cumulative common stock distributions of $52.5 million. We paid $26.9 million of our cumulative aggregate common stock distributions, or 51.2%, from cash flows, and $25.6 million, or 48.8%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable.

If common stock distributions made to our stockholders are in excess of our current and accumulated earning and profits, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. The income tax treatment for distributions per share of common stock reportable for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013		2012		2011
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.30	100	0.30	100	0.35	100

	$0.30	100%	$0.30	100%	$0.35	100%

For a further discussion of our distributions, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.”

Financing

Our audit committee reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of December 31, 2013, our aggregate borrowings were 63.5% of the combined fair market value of all of our real estate and real estate-related investments.

Our Credit Facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio and a minimum fixed charge coverage ratio, financial reporting requirements, limitations on liens, incurrence of debt, investments, mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the Credit Facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Credit Facility being terminated and allow the lenders to exercise all rights and remedies available to them with respect to the collateral.

Mortgage loan payables, net were $838.4 million ($827.5 million, excluding mark to market) as of December 31, 2013. As of December 31, 2013, we had 47 fixed rate and ten variable rate mortgage loans with effective interest rates ranging from 2.37% to 6.58% per annum and a weighted average effective interest rate of 4.70% per annum.

On March 14, 2013, we entered into an unsecured note payable to an affiliate of ELRH, in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing 613,497 shares of restricted common stock. We also issued an unsecured promissory notes in the aggregate principal amount of $284,000 to an affiliate of ELRH. We issued an additional unsecured note for $500,000 to Legacy Galleria, LLC. As of December 31, 2013, the outstanding principal amount under the unsecured note payable, or the Legacy Unsecured Note, was $500,000.

For a discussion of our mortgage loan payables, net, or our unsecured notes payable to affiliates and the Credit Facility, see Note 8, Debt, to our accompanying consolidated financial statements, that are a part of this Annual Report on Form 10-K.

Commitments and Contingencies

Our general, administrative and other expenses on the consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011 reflect professional fees of $2.1 million and $1.3 million, respectively, related to litigation in connection with the termination of our proposed purchase of several multifamily apartment properties, which the court ruled in our favor and is no longer outstanding. In total, we incurred $3.4 million in fees related to the litigation.

In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets, our operating partnership agreed to issue up to $10 million in restricted limited partnership units to ELRH. Additionally, ELRH has the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates. For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest on and principal of our outstanding indebtedness. As of December 31, 2013, we had 57 mortgage loan payables outstanding in the aggregate principal amount of $838.4 million ($827.5 million, excluding mark to market), $5.8 million outstanding under our unsecured notes payable to affiliates, and $145.2 million outstanding under the Credit Facility.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of December 31, 2013, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2013, the weighted average effective interest rate on our outstanding mortgage debt was 4.70% per annum. Our unsecured notes payable to affiliates had a weighted average interest rate of 3.06% per annum while the Credit Facility had a weighted average interest rate of 3.34% per annum as of December 31, 2013.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes and the Credit Facility; and (ii) interest payments on our mortgage indebtedness, unsecured notes and Credit Facility, as of December 31, 2013 (in thousands).

	Payments Due by Period
	Less than 1 Year (2014)	1-3 Years (2015-2016)	3-5 Years (2017-2018)	More than 5 Years (After 2018)	Total
Principal payments — fixed rate debt	$9,119	$217,298	$236,983	$194,229	$657,629
Interest payments — fixed rate debt	34,185	56,311	29,448	13,818	133,762
Principal payments — variable rate debt	3,966	211,826	4,736	100,292	320,820
Interest payments — variable rate debt (based on rates in effect as of December 31, 2013)	9,992	7,531	5,328	7,115	29,966

Total	$57,262	$492,966	$276,495	$315,454	$1,142,177

Off-Balance Sheet Arrangements

As of December 31, 2013, we had investments in unconsolidated entities accounted for under the equity method. For information regarding our equity method investments, see Note 5, Investments in Unconsolidated Entities, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Inflation

Our residents’ leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

Funds from Operations and Modified Funds from Operations

FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the year ended December 31, 2013, we also chose to exclude from the calculation of FFO a taxable benefit of $3.5 million from our Taxable REIT Subsidiary, or TRS, which is our Property Manager.

In addition to FFO, we use MFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition-related expenses, litigation related expenses, incentive compensation — LTIP units, fair value changes, disposition right income, loss on debt and preferred stock extinguishments, expenses for preferred stock, amortization of debt (premium)/discount and amortization of below/above market leases. In evaluating the performance of our real estate portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition-related expenses from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt (premium)/discount and amortization of below/above market leases in accordance with the practice guidelines of the Investment Program Association, an industry trade group. We believe that MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

In addition to net income and cash flows from operations, as defined by GAAP, we believe both FFO and MFFO are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio in relation to management’s performance models, and in relation to the operating performance of other REITs. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operations, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition-related expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historical performance measure.

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data).

	Year Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(32,606)	$(34,860)	$(8,946)
Add:			—
Redeemable non-controlling interest	(35,285)	(6,735)	—
Non-controlling interest	(1,021)	—	—
Depreciation and amortization, including discontinued operations	73,518	20,056	13,541
Net gain on the sale of depreciable property in discontinued operations	(10,034)	—	—
Income tax benefit of TRS	(3,532)	—	—

FFO	$(8,960)	$(21,539)	$4,595

Add:
Acquisition-related expenses	$13,736	$19,894	$1,270
Litigation expenses	214	2,132	1,321
Incentive compensation — LTIP units	1,322	2,984	—
Impairment loss	—	5,397	390
Fair value changes	(3,797)	(260)	—
Disposition right income	(1,757)	—	—
Loss on debt and preferred stock extinguishment	10,220	—	—
Expenses for preferred stock	19,692	3,035	—
Amortization of debt (premium)/discount	(2,536)	(290)	135
Amortization of below/above market lease	(3,062)	(410)	(251)

MFFO(1)	$25,072	$10,943	$7,460

Weighted average common shares and limited partnership units outstanding — basic	46,215,789	24,155,156	19,812,886

Weighted average common shares, limited partnership units and common stock equivalents outstanding — diluted	47,862,171	24,300,117	19,812,886

Net loss per common share attributable to common stockholders	$(1.44)	$(1.72)	$(0.45)

FFO per common share and limited partnership unit — basic and diluted	$(0.19)	$(0.89)	$0.23

MFFO per common share and limited partnership unit — basic(1)	$0.54	$0.45	$0.38

MFFO per common share and limited partnership unit — diluted(1)	$0.52	$0.45	$0.38

(1)	The increase in MFFO and MFFO per common share — basic and diluted during the years ended December 31, 2013 and 2012 is attributable primarily to our acquisition of additional properties during the respective periods.

The following table is our reconciliation of FFO and MFFO share information to weighted average common shares outstanding, basic and diluted, reflected on the consolidated statements of comprehensive loss for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Weighted average number of common shares and limited partnership units outstanding — basic	46,215,789	24,155,156	19,812,886
Weighted average number of limited partnership units outstanding	(23,526,216)	(3,911,026)	—

Weighted average number of common shares outstanding — basic per the consolidated statements of comprehensive loss	22,689,573	20,244,130	19,812,886

Weighted average number of common shares, limited partnership units, and common stock equivalents outstanding — diluted	47,862,171	24,300,117	19,812,886
Weighted average number of limited partnership units outstanding	(23,526,216)	(3,911,026)	—
Weighted average number of LTIP Units	(400,005)	(144,961)	—
Weighted average number of unvested restricted common shares	(6,682)	—	—
Weighted average number of unvested limited partnership units	(1,034,861)	—	—
Weighted average number of unvested LTIP Units	(204,834)	—	—

Weighted average number of common shares outstanding — diluted per the consolidated statements of comprehensive loss	22,689,573	20,244,130	19,812,886

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before general, administrative and other expenses, acquisition-related expenses, depreciation and amortization expense, interest expense, non-controlling interest, loss on debt and preferred stock extinguishment, income tax benefit, disposition right income and net gain on the sale of depreciable property. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of our properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(68,912)	$(41,595)	$(8,946)
Add:
General, administrative and other expense	15,791	13,029	8,198
Acquisition-related expenses	13,736	19,894	1,270
Depreciation and amortization, including discontinued operations	73,518	20,056	13,541
Impairment loss	—	5,397	390
Interest expense, net, including preferred dividends and discontinued operations	52,536	17,519	12,493
Loss on debt and preferred stock extinguishment	10,220	—	—
Loss from unconsolidated joint ventures	159	—	59
Less:
Management fee income	(4,167)	(2,645)	(2,865)
Income tax benefit	(3,532)	—	—
Disposition right income	(1,757)	—	—
Net gain on the sale of depreciable property in discontinued operations	(10,034)	—	—

Net operating income	$77,558	$31,655	$24,140

Material Related Party Arrangements

For a discussion of material related party arrangements, see Note 11, Related Party Transactions, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Subsequent Events

On January 7, 2014, our company and the operating partnership entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar and BREDS, an aggregate of up to $74.0 million in shares of our Series E Preferred Stock, a new series of our preferred stock. We also entered into a Securities Purchase Agreement with the investors, pursuant to which we issued and sold, and iStar purchased, for cash, 933,438 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $9.3 million, and BREDS purchased, for cash, 5,866,562 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $58.7 million. In addition, during a period of up to six months and subject to certain conditions, we can require the investors to purchase, on the same pro rata basis as their initial purchase of shares of Series E Preferred Stock, up to an aggregate of 600,000 additional shares of Series E Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been or will be used primarily to acquire and renovate additional multifamily properties.

We also acquired 12 properties comprising 4,396 units subsequent to December 31, 2014. On January 15, 2014, we exercised our option to increase the aggregate borrowings available under the Credit Facility from $145.2 million to $165.9 million and drew down the amount of $20.7 million to fund the acquisition of the Bella Vista Property. On January 22, 2014, we entered into a loan agreement with Bank Hapoalim to extend to us a revolving line of credit in the maximum principal amount of $10 million. The revolving line of credit is due on January 22, 2015.

For a discussion of subsequent events, see Note 18, Subsequent Events, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2013 and 2012. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

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

The table below presents, as of December 31, 2013, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates).

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$9,119	$120,869	$96,429	$106,440	$130,543	$194,229	$657,629	$673,571
Weighted average effective interest rate on maturing debt	5.15%	5.43%	5.72%	5.32%	5.22%	4.59%	5.16%	—
Variable rate debt — principal payments	$3,966	$201,768	$10,058	$2,343	$2,393	$100,292	$320,820	$336,118
Weighted average effective interest rate on maturing debt (based on rates in effect as of December 31, 2013)	3.43%	3.35%	3.94%	2.56%	2.56%	2.56%	3.11%	—

Mortgage loan payables, net were $838.4 million ($827.5 million, excluding mark to market) as of December 31, 2013. As of December 31, 2013, we had 47 fixed and ten variable rate loans with effective interest rates ranging from 2.37% to 6.58% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2013, we had $663.3 million ($652.3 million, excluding mark to market) of fixed rate debt, or 79.1% of mortgage loans payable, at a weighted average interest rate of 5.18% per annum and $175.1 million of variable rate debt, or 20.9% of mortgage loans payable, at a weighted average effective interest rate of 2.92% per annum.

As of December 31, 2013, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $5.8 million, with a weighted average interest rate of 3.06% per annum. The maturity date for $5.3 million of our unsecured notes payable to affiliates is on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s public offering of common stock on a national securities exchange. The maturity date for our $500,000 in unsecured notes payable to affiliates is August 3, 2015.

As of December 31, 2013, we had $145.2 million outstanding under the Credit Facility, with a weighted average effective interest rate of 3.34% per annum and a maturity date of March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Certain mortgage loans payable, net were refinanced with the Credit Facility and were subject to prepayment penalties and write off of unamortized deferred financing costs that resulted in charges to earnings of $684,000, which were recorded in loss on debt and preferred debt extinguishment in the consolidated statements of comprehensive loss during the year ended December 31, 2013. On January 15, 2014, we exercised our option to increase aggregate borrowings available under the Credit Facility from $145.2 million to $165.9 million which is our current outstanding principal balance.

An increase in the variable interest rate on our ten variable interest rate mortgage loans and our Credit Facility constitutes a market risk. As of December 31, 2013, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $1.6 million, or 4.49%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures, as of December 31, 2013, were effective.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in Internal Control over Financial Reporting. We are continuously seeking to improve the efficiency and effectiveness of our operations and our internal controls. This results in modifications to our processes throughout the company. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2013 is submitted herewith:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Landmark Apartment Trust of America, Inc.

We have audited the accompanying consolidated balance sheets of Landmark Apartment Trust of America, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Apartment Trust of America, Inc. at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Richmond, Virginia

March 21, 2014

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

(In thousands, except for share data)

	December 31,
	2013	2012
ASSETS
Real estate investments:
Operating properties, net	$1,410,513	$725,568
Cash and cash equivalents	4,349	2,447
Accounts receivable	1,085	1,879
Other receivables due from affiliates	2,544	1,613
Restricted cash	29,690	9,889
Goodwill	9,679	—
Real estate and escrow deposits	2,536	529
Investments in unconsolidated entities	11,156	—
Identified intangible assets, net	35,849	7,548
Other assets, net	19,289	5,543

Total assets	$1,526,690	$755,016

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$838,434	$479,494
Unsecured notes payable to affiliates	5,784	—
Unsecured note payable	—	500
Credit facility	145,200	—
Series A cumulative non-convertible redeemable preferred stock	—	38,204
Series B cumulative non-convertible redeemable preferred stock	—	9,551
Series D cumulative non-convertible redeemable preferred stock with derivative	209,294	—
Accounts payable and accrued liabilities	31,488	16,054
Other payables due to affiliates	915	183
Acquisition contingent consideration	4,030	—
Security deposits, prepaid rent and other liabilities	6,954	5,970

Total liabilities	1,242,099	549,956
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 25,182,988 and 20,655,646 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	252	207
Additional paid-in capital	224,340	186,546
Accumulated other comprehensive loss, net	(178)	(260)
Accumulated deficit	(165,216)	(125,572)

Total stockholders’ equity	59,198	60,921
Redeemable non-controlling interests in operating partnership	221,497	144,139
Non-controlling interest partner	3,896	—

Total equity	284,591	205,060

Total liabilities and equity	$1,526,690	$755,016

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, except for share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$125,399	$49,822	$35,587
Other property revenues	15,919	6,530	4,424
Management fee income	4,167	2,645	2,865
Reimbursed income	11,504	10,407	11,207

Total revenues	156,989	69,404	54,083
Expenses:
Rental expenses	63,661	25,735	18,223
Property lease expense	2,678	4,208	2,402
Reimbursed expense	11,504	10,407	11,207
General, administrative and other expense	15,791	13,029	8,198
Acquisition-related expenses	13,736	19,894	1,270
Loss from unconsolidated entities	159	—	59
Depreciation and amortization	72,491	17,596	11,109
Impairment loss	—	5,397	390

Total expenses	180,020	96,266	52,858
Other income/(expense):
Interest expense, net	(35,651)	(13,369)	(10,287)
Preferred dividends classified as interest expense	(15,854)	(2,023)	—
Disposition right income	1,757	—	—
Loss on debt and preferred stock extinguishment	(10,220)	—	—

Loss from continuing operations before income tax	(82,999)	(42,254)	(9,062)
Income tax benefit	3,532	—	—

Loss from continuing operations	(79,467)	(42,254)	(9,062)
Income from discontinued operations	10,555	659	116

Net loss	$(68,912)	$(41,595)	$(8,946)
Less: Net loss attributable to redeemable non-controlling interest in operating partnership	35,285	6,735	—
Net loss attributable to non-controlling interest partner	1,021	—	—

Net loss attributable to common stockholders	$(32,606)	$(34,860)	$(8,946)

Other comprehensive loss:
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	174	50	—
Change in cash flow hedges	(40)	(310)	—

Comprehensive loss attributable to common stockholders	$(32,472)	$(35,120)	$(8,946)

Earnings per weighted average common share — basic and diluted:
Loss per common share from continuing operations attributable to common stockholders	$(1.66)	$(1.75)	$(0.46)
Income per common share from discontinued operations	0.22	0.03	0.01

Net loss per common share attributable to common stockholders — basic and diluted	$(1.44)	$(1.72)	$(0.45)

Weighted average number of common shares outstanding — basic and diluted	22,689,573	20,244,130	19,812,886

Weighted average number of common units held by non-controlling interests — basic and diluted	23,526,216	3,911,026	—

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Non- Controlling Interest	Total Equity
	Number of Shares	Amount
BALANCE — December 31, 2010	19,632,818	$196	$174,704	$—	$(68,742)	$106,158	$—	$—	$106,158
Issuance of vested and nonvested restricted common stock	4,000	—	8	—	—	8	—	—	8
Offering costs	—	—	(48)	—	—	(48)	—	—	(48)
Issuance of common stock to our former advisor	15,741	—	141	—	—	141	—	—	141
Amortization of nonvested common stock compensation	—	—	22	—	—	22	—	—	22
Issuance of common stock under the DRIP	283,394	3	2,689	—	—	2,692	—	—	2,692
Distributions	—	—	—	—	(6,904)	(6,904)	—	—	(6,904)
Net loss	—	—	—	—	(8,946)	(8,946)	—	—	(8,946)

BALANCE — December 31, 2011	19,935,953	$199	$177,516	$—	$(84,592)	$93,123	$—	$—	$93,123
Unrealized loss on cash flow hedges	—	—	—	(260)	—	(260)	(50)	—	(310)
Issuance of common stock	482,655	5	3,929	—	—	3,934	—	—	3,934
Issuance of vested and nonvested restricted common stock	4,000	—	8	—	—	8	—	—	8
Offering costs	—	—	(7)	—	—	(7)	—	—	(7)
Issuance of common stock to our former advisor	13,992	—	126	—	—	126	—	—	126
Amortization of nonvested common stock compensation	—	—	42	—	—	42	—	—	42
Issuance of common stock under the DRIP	219,046	3	1,948	—	—	1,951	—	—	1,951
Issuance of LTIP units	—	—	2,984	—	—	2,984	—	—	2,984
Distributions	—	—	—	—	(6,120)	(6,120)	(1,385)	—	(7,505)
Issuance of limited partnership units for acquisition of properties	—	—	—	—	—	—	152,309	—	152,309
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(6,735)	—	(6,735)
Net loss attributable to common stockholders	—	—	—	—	(34,860)	(34,860)	—	—	(34,860)

BALANCE — December 31, 2012	20,655,646	$207	$186,546	$(260)	$(125,572)	$60,921	$144,139	$—	$205,060
Change in cash flow hedges	—	—	—	82	—	82	(122)	—	(40)
Issuance of common stock	4,294,026	43	34,953	—	—	34,996	—	—	34,996
Issuance of vested and nonvested restricted common stock	5,000	—	8	—	—	8	—	—	8
Offering costs	—	—	(367)	—	—	(367)	—	—	(367)
Issuance of LTIP units	—	—	800	—	—	800	—	—	800
Amortization of nonvested common stock and LTIP unit compensation	—	—	542	—	—	542	—	—	542
Issuance of common stock under the DRIP	228,316	2	1,858	—	—	1,860	—	—	1,860
Distributions	—	—	—	—	(7,038)	(7,038)	(7,551)	(83)	(14,672)
Issuance of limited partnership units including the reinvestment of distributions	—	—	—	—	—	—	120,316	—	120,316
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(35,285)	—	(35,285)
Capital contribution from non-controlling interest partner	—	—	—	—	—	—	—	5,000	5,000
Net loss attributable to non-controlling interest partner	—	—	—	—	—	—	—	(1,021)	(1,021)
Net loss attributable to common stockholders	—	—	—	—	(32,606)	(32,606)	—	—	(32,606)

BALANCE — December 31, 2013	25,182,988	$252	$224,340	$(178)	$(165,216)	$59,198	$221,497	$3,896	$284,591

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,912)	$(41,595)	$(8,946)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization (including deferred financing costs, debt discount and discontinued operations)	74,685	20,501	14,004
Gain on sale of operating property	(10,034)	—	—
Disposition right income	(1,757)	—	—
Loss on debt and preferred stock extinguishment	10,220	—	—
Deferred income tax benefit	(3,532)	—	—
Accretion expense related to preferred stock	2,566	655	—
Fair value adjustment related to warrant liabilities	(527)	(315)	—
Fair value adjustment related to derivative liability	(2,400)	—	—
Fair value adjustment related to acquisition contingent consideration	(715)	—	—
Equity based compensation	1,350	3,160	171
Issuance of redeemable non-controlling interests in operating partnership for services rendered in the acquisition of properties	6,693	—	—
Issuance of common stock for services rendered for the Recapitalization Transaction	—	1,834	—
Bad debt expense	1,323	373	276
Impairment loss	—	5,397	390
Loss from unconsolidated entities	159	—	59
Unconsolidated entity distributions	49	—	—
Changes in operating assets and liabilities:
Increase in operating assets	(9,157)	(2,295)	(42)
Increase/(decrease) in operating liabilities	6,731	2,469	(427)

Net cash provided by/(used in) operating activities	6,742	(9,816)	5,485

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties, net	(368,455)	(62,074)	—
Proceeds from the sale of operating properties, net	48,480	—	—
Acquisition of consolidated joint venture, net of cash acquired	—	—	(129)
Contributions to unconsolidated entities	—	—	(568)
Cash received from property management termination fees	—	173	117
Acquisition of unconsolidated entities	(216)	—	—
Capital expenditures	(15,969)	(2,671)	(1,328)
Purchase deposits on real estate acquisitions	(2,007)	(529)	—
Change in restricted cash — capital replacement reserves	(14,370)	(1,479)	(167)

Net cash used in investing activities	(352,537)	(66,580)	(2,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	140,759	45,722	—
Payments on mortgage loan payables	(79,110)	(1,982)	(875)
Borrowings on unsecured note payable	—	500	—
Payments on unsecured note payable	—	(7,750)	—
Borrowings on credit facility	145,200	—	—
Proceeds from the issuance of common stock	16,752	—	—
Proceeds from the issuance of redeemable preferred stock	219,763	50,000	—
Redemption of preferred stock	(60,000)	—	—
Payment of prepayment penalties and deferred financing costs	(22,790)	(4,128)	—
Security deposits	—	—	43
Payment of offering costs	(367)	(7)	(58)
Distributions paid to common stockholders	(4,878)	(4,152)	(4,703)
Distributions paid to holders of LTIP Units	(195)	—	—
Distributions to non-controlling interest partner	(83)	—	—
Distributions paid to redeemable non-controlling interests in operating partnership	(7,354)	(451)	—

Net cash provided by/(used in) financing activities	347,697	77,752	(5,593)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,902	1,356	(2,183)
CASH AND CASH EQUIVALENTS — Beginning of period	2,447	1,091	3,274

CASH AND CASH EQUIVALENTS — End of period	$4,349	$2,447	$1,091

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and credit facility	$30,915	$15,069	$12,215
Interest on preferred stock	$14,643	$281	$—
State income taxes	$242	$327	$190
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties	$321,438	$192,712	$—
Unsecured notes payable to affiliate	$5,284	—	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$107,184	$152,309	$—
Issuance of common stock to pay down unsecured note payable to affiliate	$5,000	$—	$—
Issuance of redeemable non-controlling interest in operating partnership for the investment in unconsolidated entities	$6,147	$—	$—
Issuance of common stock for the acquisition of properties	$8,244	$2,100	$—
Issuance of common stock related to the purchase of 500,000 Class A units in Timbercreek U.S .Multi-Residential (U.S. Holding L.P.	$5,000	$—	$—
Assumption by purchaser of mortgage loan payable on the sale of a property	$21,612	$—	$—
Issuance of common stock under the DRIP	$1,860	$1,951	$2,692
Issuance of redeemable non-controlling interests in operating partnership due to reinvestment of distribution	$300	$—	$—
Contribution from non-controlling interest partner	$5,000	$—	$—
Distributions declared but not paid on common stock	$630	$516	$508
Distributions declared but not paid on LTIP units	$—	$9	$—
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$836	$934	$—
Change in other comprehensive loss	$40	$310	$—

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

Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock. On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the DRIP, to be effective as of March 11, 2011. The DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95 million. Distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, our board of directors determined that the fair value of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value.

As disclosed previously, on August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 multifamily apartment communities and one parcel of undeveloped land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in the operating partnership, cash and assumed mortgage indebtedness. As of December 31, 2013, we had completed the acquisition of 21 of the 22 Contributed Properties.

As of December 31, 2013, we consolidated 67 apartment communities, including one property held through a consolidated joint venture, and two parcels of undeveloped land with an aggregate of 19,594 apartment units, which had an aggregate gross carrying value of $1.5 billion. We call these properties our consolidated owned properties. We held a non-controlling interest in two apartment communities with an aggregate of 750 apartment units which are accounted for under the equity method. We also consolidate the operations of one apartment community with 236 apartment units owned by unaffiliated third parties and leased by a wholly-owned subsidiary of our company. We also serve as the third-party manager for an additional 33 properties which have an aggregate of 11,829 apartment units of which we have no ownership interest. These properties are managed by ATA Property Management, LLC, or our Property Manager, which also includes Elco Landmark Residential Holdings, LLC’s, or ELRH, an integrated real estate operating company which we acquired in 2013.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 3, Real Estate Investments — Real Estate Acquisitions, Note 12, Equity — Common Stock, Note 13, Non-Controlling Interest — Redeemable Non-Controlling Interests in Operating Partnership, and Note 15, Business Combinations — 2013 Property Acquisitions, for additional information.

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

Certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of warrant liabilities from our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, into security deposits, prepaid rent and other liabilities in the consolidated balance sheets, reimbursed revenues and reimbursed expenses related to our Property Manager, and the breakout of impairment loss from depreciation and amortization in the consolidated statements of comprehensive loss.

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned and controlled subsidiaries of our operating partnership. We operate in an umbrella partnership REIT structure in which wholly-owned subsidiaries of our operating partnership own all of our properties we acquire. We are the sole general partner of our operating partnership, and as of December 31, 2013 and 2012 we owned approximately 42.4% and 52.5%, respectively, of the general partnership interest in our operating partnership, and the limited partners owned approximately 57.6% and 47.5%, respectively, of the operating partnership interest. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash is comprised of security deposits, impound reserve accounts for property taxes, insurance and capital improvements and replacements.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605, and ASC Topic 840, Leases. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

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

Management fees are recognized when earned in accordance with each management contract. We receive fees for property management and related services provided to third parties. These fees are recognized in management fee income on the consolidated statements of comprehensive loss. Management fees are based on a percentage of revenues for the month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service. A portion of our management fee income and reimbursed income is received from Timbercreek U.S. Multi-Residential Opportunity Fund # 1, or the Timbercreek Fund, and Elco Landmark Residential Management, LLC, or ELRM, which are affiliated entities.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. For sale transactions meeting the requirements for full accrual profit recognition, we remove the related assets and liabilities from our consolidated balance sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting. Unless certain limited criteria are met, non-monetary transactions, including property exchanges, are accounted for at fair value.

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

During the year ended December 31, 2013, we disposed of two properties. We did not dispose of any properties during the years ended December 31, 2012 and 2011. As of December 31, 2013 and 2012, we did not have any properties classified as held for sale. For additional information on property disposals, see Note 4, Real Estate Disposition Activities.

Purchase Price Allocation

Real Estate Investments

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair market value for furniture, fixtures and equipment on the premises based on a cost approach.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in security deposits, prepaid rent and other liabilities, net in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if such renewal options are reasonably assured and deemed bargain renewal options, of the acquired leases with each property.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases.

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

Management Company

The assets and liabilities of businesses acquired are recorded at their respective fair values as of the acquisition date. We obtained third-party valuations of material intangible assets acquired, including tenant relationships, which were based on management’s inputs and assumptions relating primarily to the expected cash flows. The fair values of the intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Costs in excess of the net fair values of assets and liabilities acquired are recorded as goodwill. Finite-lived intangible assets are amortized using a method of amortization consistent with our expected future cash flows in the period in which those assets are expected to be received. We do not amortize indefinite lived intangibles and goodwill.

We through our Property Manager, acquired the property management business of ELRM and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our consolidated statements of comprehensive loss for the period subsequent to the acquisition date through December 31, 2013. See Note 15, Business Combinations – ELRM Transaction, for more detailed information.

Goodwill and Identified Intangible Assets, Net

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired business, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment.

We acquired the property management business of ELRM and certain of its affiliates on March 14, 2013, including the in-place workforce, which created approximately $6.8 million of goodwill. We refer to this acquisition as the ELRM Transaction. For the year ended December 31, 2013, we recorded an increase to goodwill of $2.9 million, and a corresponding decrease to acquisition contingent consideration of $600,000, a decrease to identified intangible asset, net of $3.3 million and a decrease of $1 million to deferred liability, net, respectively, as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired. Our annual impairment test date was December 31, 2013. No impairment

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was recorded. As of December 31, 2013 and 2012, we had goodwill of $9.7 and $0 million, respectively, included in our accompanying consolidated balance sheets. For additional information regarding goodwill, see Note 15, Business Combinations.

Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions; trade name and trademark intangibles and property management contract intangibles from the ELRM Transaction in the first quarter of 2013; and a disposition fee right intangible resulting from the acquisition of the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and property management contracts are amortized on a basis consistent with estimated cash flows from these intangible assets. Both are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Trade name and trademarks have an indefinite life and are not amortized. Disposition fee right intangibles are not amortized but are realized in the event that any of the leased apartment communities are sold. During December 31, 2013, we purchased three of the four apartment communities and wrote down $1.3 million of our disposition fee right intangible. We did not have any disposition fee right intangible write downs during 2012 and 2011.

For the year ended December 31, 2012, there was an impairment loss of $5.4 million resulting from the termination of property management contracts of our Property Manager for 33 properties owned by unaffiliated third parties with no future source of income related to such contacts, using a Level 3 fair value measurement. This event triggered an immediate and full impairment of the goodwill in the amount of $3.8 million and of tenant relationship intangibles, net, and an expected termination fee intangible in the amount of $1.6 million.

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

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. For the years ended December 31, 2013, 2012 and 2011, we recorded no impairment losses to operating properties.

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

Derivative Financial Instruments

We utilize derivative financial instruments to manage interest rate risk and generally designate these financial instruments as cash flow hedges. Derivative financial instruments are recorded on our consolidated balance sheets as either an asset or liability and measured quarterly at their fair value. Derivatives that are not designated by us to be a hedge have the change in fair value recorded in interest expense in our accompanying consolidated statements of comprehensive loss. Derivatives that are designated by us to be a hedge have the changes in fair value that are deemed effective reflected in other comprehensive income or loss. The ineffective component of cash flow hedges, if any, is recorded in earnings.

Other Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the consolidated statements of equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

All advertising costs are expensed as incurred and reported as rental expenses in our accompanying consolidated statements of comprehensive loss. During the years ended December 31, 2013, 2012 and 2011, total advertising expense was $1.7 million, $678,000 and $470,000, respectively.

Stock Compensation

We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our 2006 Incentive Award Plan, or the 2006 Award Plan, and the 2012 Other Equity-Based Award Plan, or the 2012 Award Plan. See Note 12, Equity — 2006 Incentive Award Plan and 2012 Other Equity-Based Award Plan, for a further discussion of grants under our 2006 Award Plan and the 2012 Award Plan.

Income Taxes

For federal income tax purposes, we have elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders.

The acquisitions of the Contributed Properties are intended to be treated, in whole or in part, for federal income tax purposes as tax-deferred contributions in exchange for limited partnership units in our operating partnership.

For certain multifamily properties that we have acquired through the issuance of limited partnership units, we have entered into tax protection agreements which are intended to protect the contributing investors against receiving the special allocation of taxable “built-in” gain described above upon a future disposition by the operating partnership of the apartment communities. Under the Code, taxable gain recognized upon a sale of an asset contributed to a partnership must be allocated to the contributing partner in a manner that takes into account the variation between the tax basis and the fair market value of the asset at the time of the contribution

We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as taxable REIT subsidiaries, or TRSs. TRSs are subject to both federal and state income taxes. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which we are subject. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

Income taxes are provided for under the asset and liability method and consider differences between the tax and financial accounting bases. The tax effects of these differences are reflected on the balance sheet as deferred income taxes and measured using the effective tax rate expected to be in effect when the differences reverse. ASC Topic 740, Income Taxes, or ASC Topic 740, also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We follow ASC Topic 740 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. Management has evaluated our income tax positions and concluded that we have no uncertain income tax positions at December 31, 2013 and 2012. We are not currently under audit by any tax jurisdiction.

Equity Method Investments

We use the equity method to account for investments in entities that we do not have a controlling financial interest or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the investee. For an investment accounted for under the equity method, our share of net earnings or losses is reflected as income when earned and distributions are credited against our investment as received.

We continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in fair value is temporary, no impairment is recorded. If we determine that the decrease in the value of the investment is other than temporary, the amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our consolidated financial statements.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in and managing apartment communities. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our apartment communities has similar economic characteristics, tenants and products and services, our apartment communities both owned and leased have been aggregated into one reportable segment for the years ended December 31, 2013, 2012 and 2011. The operations of our Property Manager, excluding reimbursed costs, are not material to our consolidated statements of comprehensive loss and therefore, have been aggregated with our apartment communities both owned and leased.

Recently Issued Accounting Pronouncements

In February 2013, FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), or ASU 2013-02. ASU 2013-02 requires companies to report changes in accumulated other comprehensive income, or AOCI. For significant items reclassified out of AOCI to net income in their entirety, reporting is required about the effect of the reclassifications on the respective line items where net income is presented. Additionally, for items that are not reclassified to net income in their entirety, a cross reference to other disclosures is required in the notes. ASU 2013-02 is effective for interim and fiscal years beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies. The adoption of ASU 2013-02 has no material impact on our consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Our investments in our consolidated owned properties, net consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Land	$221,595	$103,159
Land improvements	118,652	61,242
Building and improvements(1)	1,129,619	609,241
Furniture, fixtures and equipment	30,567	17,515

	1,500,433	791,157

Less: accumulated depreciation	(89,920)	(65,589)

	$1,410,513	$725,568

(1)	Includes $10.4 million of direct construction costs for our repositioning activities as of December 31, 2013. We anticipate that the repositioning activities related to these apartment communities will be completed during the first half of 2014. There were no direct construction costs for our repositioning activities as of December 31, 2012.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $35.1 million $13.7 million, and $10.8 million, respectively.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Acquisitions

During the year ended December 31, 2013, we completed the acquisition of 38 consolidated apartment communities and one parcel of undeveloped land, as set forth below (in thousands, except unit data):

Property Description	Date Acquired	Number of Units	Total Purchase Price per Purchase Agreement
Richmond on the Fairway — Lawrenceville, GA	January 31, 2013	243	$10,500
Landmark at Brighton Colony — Charlotte, NC	February 28, 2013	276	30,000
Landmark at Greenbrooke Commons — Charlotte, NC	February 28, 2013	279	34,000
Landmark at Mallard Creek — Charlotte, NC	March 28, 2013	240	18,750
Monterra Pointe — Arlington, TX	March 29, 2013	200	12,088
Palisades at Bear Creek — Euless, TX	March 29, 2013	120	8,050
Crestmont Reserve — Dallas, TX	March 29, 2013	242	18,800
Kensington Station — Bedford, TX	March 29, 2013	238	15,150
Reserve at River Walk — Columbia, SC	April 30, 2013	220	15,255
Victoria Park — Charlotte, NC	April 30, 2013	380	20,500
Landmark at Barton Creek — Austin, TX	June 28, 2013	298	37,500
Landmark at Monaco Gardens — Charlotte, NC	June 28, 2013	276	20,881
Grand Terraces — Charlotte, NC	July 1, 2013	240	15,750
Stanford Reserve — Charlotte, NC	July 1, 2013	310	15,100
Courtyards on the River — Tampa, FL	July 1, 2013	296	16,250
Fountain Oaks — Jacksonville, FL	July 1, 2013	160	7,000
Caveness Farms — Wake Forest, NC	July 3, 2013	288	26,675
Lexington on the Green — Raleigh, NC	July 3, 2013	384	23,500
Landmark at Wynton Pointe — Nashville, TN	July 23, 2013	380	32,390
Landmark at Gleneagles — Dallas, TX	July 23, 2013	590	42,250
Landmark at Prescott Woods — Austin, TX	July 23, 2013	364	24,300
Avondale by the Lakes — St. Petersburg, FL	July 25, 2013	304	18,446
Landmark at Stafford Landing — Ocoee, FL(1)	July 31, 2013	522	34,800
Landmark at Savoy Square — Clearwater, FL	August 16, 2013	182	10,000
Landmark at Ocean Breeze — Melbourne, FL	August 16, 2013	224	9,400
Grand Arbor Reserve — Raleigh, NC	August 20, 2013	297	22,750
Landmark at Battleground Park — Greensboro, NC	September 9, 2013	240	14,780
Landmark at Glenview Reserve — Nashville, TN	September 9, 2013	360	22,300
Landmark at Lyncrest Reserve — Nashville, TN	September 20, 2013	260	21,220
Landmark at Preston Wood — Richardson, TX	September 20, 2013	194	12,250
Landmark at Woodland Trace — Casselberry, FL	October 3, 2013	384	26,800
Landmark at Grayson Park — Tampa, FL	October 3, 2013	408	32,000
Collin Creek — Plano, TX	October 10, 2013	314	21,450
Landmark at Lancaster Place — Calera, AL	October 16, 2013	240	17,710
Lancaster Place Land — Calera, AL	October 16, 2013	N/A	290
Landmark at Courtyard Villas — Mesquite, TX	October 30, 2013	256	21,400
Landmark at Sutherland Park — Plano, TX	October 30, 2013	480	33,370
Landmark at Avery Place — Tampa, FL	November 26, 2013	264	18,400
Landmark at Deerfield Glen — Hoover, AL	November 26, 2013	320	23,000

Total Acquired Properties			$805,055

(1)	We own a 60.19% controlling interest in Landmark at Stafford Landing, LLC, the entity that owns the Landmark of Stafford Landing property. The entity is consolidated due to our controlling financial interest in Landmark at Stafford Landing, LLC.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate Disposition Activities

During the year ended December 31, 2013, we sold two apartment communities with an aggregate of 700 apartment units for a combined purchase price of $71.7 million. We received cash proceeds of $24.5 million net of outstanding mortgage notes payable of $45.6 million secured by the apartment communities and other closing costs and adjustments of $1.5 million. As of the date of disposal, the properties had a net carrying value of $60.2 million.

The operations have been presented as income from discontinued operations in the accompanying consolidated statements of comprehensive loss. The gain on sale from these properties is classified in income from discontinued operations on the consolidated statements of comprehensive loss.

Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental income	$3,604	$7,374	$6,898
Other property revenues	584	991	882

Total revenues	4,188	8,365	7,780
Rental expenses	(1,583)	(3,119)	(3,026)
Interest expense, net	(1,057)	(2,127)	(2,206)
Depreciation and amortization expense	(1,027)	(2,460)	(2,432)

Total expenses	(3,667)	(7,706)	(7,664)

Income before net gain on the sale of property	521	659	116
Net gain on the sale of property	10,034	—	—

Income from discontinued operations	$10,555	$659	$116
Less: Net income from discontinued operations attributable to redeemable non-controlling interests in operating partnership	5,486	107	—

Income from discontinued operations attributable to common stockholders	$5,069	$552	$116

We had no real estate dispositions for the years ended December 31, 2012 and 2011.

5.	Investments in Unconsolidated Entities

As of December 31, 2013, we held non-controlling interests in the following investments which are accounted for under the equity method (in thousands, except unit data):

Investment Description	Date Acquired	Number of Units	Total Investment at December 31, 2013	Percentage Ownership
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$1,158	20%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	4,998	20%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	5,000	7.5%

Total investments			$11,156

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 18, 2013, we acquired an interest in the Landmark at Waverly Place property through our joint venture with Elco Landmark at Waverly Place Management LLC. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Waverly Place, LLC, the entity that owns the Landmark of Waverly Place property. As of November 18, 2013, the difference between the carrying value of our initial investment in Landmark of Waverly Place property and the amount of underlying equity in net assets was $674,500.

On December 6, 2013, we acquired an interest in the Fountains property through our joint venture with Elco Landmark at Garden Square Management, LLC. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Garden Square, LLC, the entity that owns the Fountains property. As of December 6, 2013, the difference between the carrying value of our initial investment in The Fountains property and the amount of underlying equity in net assets was $2.2 million.

On December 20, 2013, we purchased the 500,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., or Timbercreek, for consideration in the amount of $5 million, therefore, becoming a limited partner in Timbercreek. At December 31, 2013, we owned approximately 7.5% of the limited partnership interest in Timbercreek.

6.	Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012(2)
Disposition fee rights(1)	$284	$1,580
In-place leases, net of accumulated amortization of $39.1 million and $3.9 million as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 3.6 months and 4.7 months as of December 31, 2013 and 2012, respectively)	16,662	5,968
Trade name and trade marks (indefinite lives)	200	—
Property management contracts, net of accumulated amortization of $2.2 million and $0 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 165.3 months and 0 months as of December 31, 2013 and 2012, respectively)	18,703	—

	$35,849	$7,548

(1)	On March 28, 2013, June 28, 2013 and October 10, 2013, we purchased three apartment communities which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of our company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $1.3 million for those three leased properties. Based on the aggregate purchase price we paid for the properties of $61.1 million, the resulting disposition fee due to NNN/MR Holdings was $3.1 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible during the year ended December 31, 2013 was $1.8 million, and was recorded as disposition right income in our consolidated statements of comprehensive loss.

(2)	As of December 31, 2012, there was an impairment loss of $1.6 million of identified intangible assets, resulting from the termination of our property management contracts for 33 multifamily apartment

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communities owned by unaffiliated third parties during the fourth quarter of 2012. This event triggered an immediate and full impairment of the tenant relationship intangible in the amount of $1.3 million and an expected termination fee intangible totaling $310,000. See Note 2, Summary of Significant Accounting Policies — Goodwill and Identified Intangible Assets, Net, for further discussion.

As of December 31, 2013 and 2012, we had below market lease intangibles, net, of $870,000 and $0, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our consolidated balance sheets. We amortize our net lease above market intangibles on a straight-line basis as an increase to rental income.

Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2013, 2012 and 2011 was $37.4 million, $3.9 million, and $389,000, respectively.

Estimated amortization expense on the identified intangible assets as of December 31, 2013 is as follows (in thousands):

Year	Amount
2014	$18,821
2015	3,475
2016	3,313
2017	3,169
2018	1,322
Thereafter	4,395

Total	$34,495

7.	Other Assets, Net

Other assets, net consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred financing costs, net of accumulated amortization of $4.4 million and $1.8 million as of December 31, 2013 and 2012, respectively	$14,513	$4,509
Prepaid expenses and deposits	4,298	992
Fair value of interest rate cap agreements	478	42

	$19,289	$5,543

Amortization expense recorded on the deferred financing costs for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $686, 000, and $297,000, respectively.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

Our mortgage loan payables, net, unsecured notes payable to affiliates and variable rate secured credit facility with Bank of America, N.A. and certain other lenders, or the Credit Facility, as of December 31, 2013 and 2012, are summarized below (in thousands):

	December 31,
	2013	2012
Mortgage loan payables — fixed	$652,345	$353,102
Mortgage loan payables — variable	175,120	116,719

Total secured fixed and variable rate debt	827,465	469,821
Premium, net	10,969	9,673

Total mortgage loan payables, net	838,434	479,494
Credit Facility	145,200	—

Total secured fixed and variable rate debt, net	$983,634	$479,494

Unsecured notes payable to affiliates	$5,784	$—
Unsecured note payable	—	500

Total unsecured notes	$5,784	$500

Scheduled payments and maturities of mortgage loan payables, net, unsecured notes payable to affiliates and the Credit Facility at December 31, 2013 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2014	$13,085	$—	$—
2015	10,721	311,416	500
2016	9,695	96,792	—
2017	9,056	99,725	—
2018	7,216	120,436	5,284
Thereafter	13,320	281,203	—

	$63,093	$909,572	$5,784

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables and the Credit Facility.

Mortgage Loan Payables, Net

Mortgage loan payables, net were $838.4 million ($827.5 million, excluding mark to market) and $479.5 million ($469.8 million, excluding mark to market) as of December 31, 2013 and 2012, respectively. As of December 31, 2013, we had 47 fixed rate and ten variable rate mortgage loans with effective interest rates ranging from 2.37% to 6.58% per annum and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2013, we had $663.3 million ($652.3 million, excluding mark to market) of fixed rate debt, or 79.1% of mortgage loan payables, at a weighted average interest rate of 5.18% per annum and $175.1 million of variable rate debt, or 20.9% of mortgage loan payables, at a weighted average effective interest rate of 2.92% per annum. As of December 31, 2012, we had 26 fixed rate and six variable rate mortgage loans with effective interest rates ranging from 2.46% to 6.58% per annum, and a weighted average effective interest rate of 4.66% per annum. As of December 31, 2012, we had $362.7 million ($353.1 million, excluding market to market) of fixed rate debt, or

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

75.7% of mortgage loan payables, at a weighted average interest rate of 5.21% per annum and $116.7 million of variable rate debt, or 24.3% of mortgage loan payables, at a weighted average effective interest rate of 3.01% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of December 31, 2013 and 2012, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of December 31, 2013, 16 of our mortgage loan payables had monthly interest-only payments, while 41 of our mortgage loan payables as of December 31, 2013 had monthly principal and interest payments.

Unsecured Notes Payable to Affiliates

On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of ELRH, in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing to Holdings II 613,497 shares of restricted common stock. Between May 10, 2013 and September 23, 2013, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to Holdings II unsecured promissory notes in the aggregate principal amount of $284,000. These unsecured notes payable to affiliate mature on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3% at our option.

As of December 31, 2013, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on August 3, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%. On July 31, 2013, Legacy Galleria, LLC became our affiliate. In connection with the joint venture transaction with Legacy at Stafford Landing, LLC, our joint venture partner, the Legacy Unsecured Note was recorded as an unsecured note payable to affiliates in our consolidated balance sheets as of December 31, 2013.

Credit Facility

The Credit Facility is in the aggregate maximum principal amount of $130 million and, subject to certain terms and conditions, can be increased by up to an additional $50 million upon approval from the lender and holders of our 8.75% the Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock. The amount available under the Credit Facility is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all collateral properties. The credit agreement of the Credit Facility permits multiple term loan draws, which are only available to be drawn for six months following the closing date of the Credit Facility. On October 10, 2013, we exercised our option to increase aggregate borrowings available under the Credit Facility from $130 million to $145.2 million and drew down the amount of $15.2 million to fund the acquisition of one property. As of December 31, 2013, the amount available to be drawn on the incremental facility was $34.8 million and 13 of our properties were pledged as collateral under the Credit Facility. See Note 18, Subsequent Events, for additional information.

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

All borrowings under the Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of December 31, 2013, our current annual interest rate was 3.15% on principal outstanding of $130 million, which represents the Eurodollar Rate, based on a six month interest period plus a margin of 2.75% and 5% on principal outstanding of $15.2 million, which represents the prime rate plus a margin of 1.75%. We are required by the terms of the Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of December 31, 2013, we were in compliance with all such requirements.

Loss on Debt Extinguishment

The Credit Facility proceeds were used, in part, to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the year ended December 31, 2013.

9.	Preferred Stock and Warrants to Purchase Common Stock

Series A Preferred Stock and Series B Preferred Stock

We previously issued and sold, for cash, 5,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. On June 28, 2013, we redeemed all of the issued and outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock using proceeds from our issuance of the Series D Preferred Stock. Accordingly, as of December 31, 2013, no shares of Series A Preferred Stock or Series B Preferred Stock were issued or outstanding. As of December 31, 2012, the aggregate amount in issued shares of the Series A Preferred Stock was $38.2 million, and the aggregate amount in issued shares of the Series B Preferred Stock, was $9.6 million.

Based on the requirement for redemption for cash, the Series A Preferred Stock and the Series B Preferred Stock were classified as a liability in our consolidated balance sheet as of December 31, 2012. The preferred share liability was accreted through June 28, 2013. For the years ended December 31, 2013 and 2012, we recorded $635,000 and $655,000, respectively, in accretion, which was recorded as interest expense in our consolidated statements of comprehensive loss. No accretion was recorded in interest expense in 2011. We redeemed the Series A Preferred Stock and the Series B Preferred Stock in the amounts of $50 million and $10 million, respectively, and wrote off the remaining unamortized discount in the amount of $1.3 million, which is recorded as loss on debt and preferred stock extinguishments in our consolidated statements of comprehensive loss. Refer to Warrants to Purchase Common Stock below. The Series A Preferred Stock and the Series B Preferred Stock were considered equity securities for federal income tax purposes.

The Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution based on $10.00 per share recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive loss through June 28, 2013. For the years ended December 31, 2013 and 2012, we

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred $2.7 million and $2 million, respectively, in interest expense to holders of the Series A Preferred Stock and Series B Preferred Stock. As of December 31, 2013 and 2012, there were $0 and $1.7 million, respectively, of aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock.

As of June 28, 2013, in connection with the redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in prepayment penalties, a write off in the amount of $2.5 million in unamortized loan discount and deferred financing costs, and $600,000 in redemption fees, which are recorded in the consolidated statements of comprehensive loss in loss on debt and preferred stock extinguishment.

Series D Preferred Stock

As of December 31, 2013, we had issued an aggregate of 20,976,300 shares of Series D Preferred Stock to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, at $10.00 per share. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 8.75% per annum compounded monthly, or the Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. The Company, however, may elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Current Dividend on the 15th of each month. Furthermore, we are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock at an amount greater than the current distribution rate or redeeming, repurchasing or otherwise acquiring shares of our common stock, in either case, unless full cumulative dividends on the Series D Preferred Stock have been or contemporaneously are declared and paid in full in cash for all past dividend periods. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive loss. For the year ended December 31, 2013, we incurred preferred dividends classified as interest expense of $13.1 million related to Series D Preferred Stock.

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

We are required to redeem all outstanding shares of Series D Preferred Stock on June 28, 2016, subject to a one year extension, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the agreement. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our consolidated balance sheet as of December 31, 2013. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the agreement. If an event of default occurs on our mortgage loan payables, net, the Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreement, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. As of December 31, 2013, the fair value of this derivative was $11.1 million. The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through general, administrative and other expense. For the year ended December 31, 2013, the income was $2.4 million. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the year ended December 31, 2013 was $1.9 million. The Series D Preferred Stock and the derivative are presented together in the consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock with derivative in the amount of $209.3 million as of December 31, 2013.

Warrants to Purchase Common Stock

In connection with the issuances of the Series A Preferred Stock and the Series B Preferred Stock, we issued warrants to purchase an aggregate of $60 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering and in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

We measured the fair value of the warrants as of December 31, 2013 and December 31, 2012 resulting in our recording $1.8 million and $1.9 million, respectively, reflected in security deposits, prepaid rent and other liabilities in our consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in general, administrative and other expense in the consolidated statements of comprehensive loss. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

10.	Commitments and Contingencies

Litigation

We are not aware of any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Our general, administrative and other expenses on the consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011 reflect professional fees of $2.1 million and $1.3 million, respectively, related to litigation in connection with the termination of our proposed purchase of several apartment

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communities, which the court ruled in our favor and is no longer outstanding. In total, we incurred $3.4 million in fees related to the litigation. We incurred no such expense in the year ended December 31, 2013.

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

Acquisition Contingent Consideration

We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to the operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets, the operating partnership agreed to issue up to $10 million in restricted limited partnership units to ELRH. Additionally, ELRH has the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates. We recorded an estimated fair value of $6.7 million for this contingent consideration on March 14, 2013, which was recorded in acquisition contingent consideration in our condensed consolidated balance sheets as of March 31, 2013. During the year ended December 31, 2013, this liability was reduced by $2 million for achieving the contingency and by an adjustment to the fair value calculation of $715,000. As of December 31, 2013, we determined that the fair value of the acquisition contingent consideration was $4 million. We issued $1.1 million in restricted limited partnership units and we issued promissory notes in the aggregate principal amount of $284,000 to settle a portion of the achieved contingency. The remaining $568,000 in achieved contingencies is recorded in other payables due to affiliates in our consolidated balance sheets and will be paid 50% in restricted limited partnership units and 50% in promissory notes. The change in fair value of $715,000 is recorded in general, administrative and other expense on our consolidated statements of comprehensive loss. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

Omnibus Agreement

On December 31, 2013, we entered into an agreement, or the Omnibus Agreement with ELRH, Elco Holdings Ltd., an Israeli public corporation, or EH, and Elco North America Inc., a Delaware corporation, or ENA. EH is the parent company of ENA. The principal purposes of the Omnibus Agreement and the transactions contemplated thereunder are to (i) enable us to acquire an interest in a total of 26 separate apartment communities from ELRH and certain of its affiliates (10 of which have been acquired as of December 31, 2013, including two apartment communities that we account for under the equity method); and (ii) enable a restructuring transaction of ENA. During January 2014, we acquired ownership or ownership interest in the remaining 16 apartment communities which are further discussed in Note 18, Subsequent Events.

11. Related	Party Transactions

The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advisory Agreement with Former Advisor

From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Former Advisor, pursuant to an advisory agreement. Our Former Advisor is affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together own a majority interest in our Former Advisor. The advisory agreement was terminated on August 3, 2012 in connection with our Recapitalization Transaction and no advisory fees have been paid since then.

As compensation for services rendered in connection with the management of our assets, we paid a monthly asset management fee to our Former Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter. The asset management fee was payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the years ended December 31, 2012 and 2011, we incurred $678,000 and $944,000, respectively, in asset management fees to our Former Advisor, which is included in general, administrative and other expense in our accompanying consolidated statements of comprehensive loss. Included in asset management fees to our Former Advisor are 13,992 and 15,741 shares of common stock valued at $9.00 per share or $126,000 and $141,000, that were issued to our Former Advisor for its services for the years ended December 31, 2012 and 2011, respectively. The advisory agreement also provided for the payment of certain subordinated performance fees upon the termination of the advisory agreement. For each of the years ended December 31, 2012 and 2011, we did not incur or pay any such fees.

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

Lease for Principal Executive Offices

In connection with our acquisition of the property management business of ELRM, we, through our operating partnership, entered into a lease agreement with Marlu Associates, Ltd., a Florida limited partnership, as the landlord, for office space located in Jupiter, Florida. Marlu Associates, Ltd. is an affiliated entity with Joseph G. Lubeck, our executive chairman. The lease has a term of five years with an aggregate rental of approximately $165,000 over the term of the lease. See Note 15, Business Combinations – ELRM Transaction, for more information on the acquisition of the property management business of ELRM.

ELRM and Management Support Services Agreement

In connection with the Recapitalization Transaction, on August 3, 2012, our Property Manager entered into a management support services agreement with ELRM. During the period from January 1, 2013 to March 14, 2013, 16 of the 34 properties we owned had management support services performed by ELRM, while 16 of our other properties had accounting services performed by ELRM. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. See Note 15, Business Combinations — ELRM Transaction, for more information on the acquisition of the property management business of ELRM.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, owned a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services. We incurred approximately $418,000 in both management support services fees and accounting services performed by ELRM for each of the years ended December 31, 2013 and 2012, which are included in general, administrative and other expense in the consolidated statements of comprehensive loss. From January 1, 2013 through March 14, 2013, ELRM performed management support services and accounting services for 32 of our 34 properties. During 2012, ELRM performed management support services and accounting services for 29 of our 31 properties. As of December 31, 2013 and 2012, we had $915,000 and $183,000, respectively, due to our managed properties as part of the normal operations of our Property Manager and due to ELRH, in connection with the ELRM Transaction and management support services performed by ELRM, which were recorded in other payables due to affiliates in our consolidated balance sheets.

We are also reimbursed between 25% and 100% by ELRH for the salaries we pay to certain of our employees. Amounts reimbursed represent management’s estimate of these employees’ time spent on behalf of ELRH. For the year ended December 31, 2013, we were reimbursed $644,000 by ELRH.

As of December 31, 2013 and 2012, we had $2.5 million and $1.6 million outstanding, respectively, that were recorded in other receivables due from affiliates. The amounts outstanding represented amounts due from our managed properties as part of the normal operations of our Property Manager and due from ELRH related to the acquisition of certain of the Contributed Properties and the ELRM Transaction.

Timbercreek U.S. Multi-Residential Opportunity Fund #1

As part of the ELRM Transaction, we acquired certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, or the Timbercreek Fund, an Ontario, Canada limited partnership. Also, during the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, we had a commitment to purchase 500,000 Class A Units in Timbercreek U.S Multi-Residential (U.S.) Holding, L.P., or Timbercreek, in exchange for consideration of $5 million. On December 20, 2013, we purchased the 500,000 Class A Units in Timbercreek for consideration in the amount of $5 million, therefore, becoming a limited partner is Timbercreek. Timbercreek is a limited partner in the Timbercreek Fund. Mr. Lubeck and our chief investment officer, Elizabeth Troung, serve on the Investment Committee of the Timbercreek Fund.

12.	Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2013 we had issued and outstanding 20,976,300 shares of Series D Preferred Stock. As of December 31, 2012, we had issued 4,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock and as of March 31, 2013, we had issued an additional 1,000,000 shares of Series A Preferred Stock, all of which were fully redeemed as of December 31, 2013. See Note 9, Preferred Stock and Warrants to Purchase Common Stock.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of December 31, 2013 and 2012, we had 25,182,988 and 20,655,646 shares, respectively, of our common stock issued and outstanding.

The following are the equity transactions for our common stock during the year ended December 31, 2013:

•	1,011,817 shares of common stock were issued in connection with the acquisition of two properties.

•	2,055,215 shares of common stock were issued for cash and used in the acquisition of certain properties.

•

1,226,994 shares of common stock were issued related to the purchase of 500,000 Class A units in Timbercreek U.S. Multi-Residential (U.S) Holding L.P. and for the repayment of $5 million on our $10 million unsecured note payable to affiliate.

•	228,316 shares of common stock were issued pursuant to the DRIP.

•	5,000 shares of restricted common stock were issued to our independent directors pursuant to the terms and conditions of the 2006 Award Plan.

Our distributions are subject to approval by our board of directors. Our common stock distributions for the years ended December 31, 2013, 2012 and 2011 totaled $0.30, $0.30 and $0.35 per share, respectively.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of December 31, 2013, 2012 and 2011, there were 7,400, 5,400 shares and 6,600 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term investment plan units, or LTIP Units, could potentially dilute the basis earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

Limited Partnership Units

As of December 31, 2013 and 2012, we had issued 33,450,957 and 18,688,321 limited partnership units to our non-controlling interest holders, respectively, for a preliminary total consideration of $272.6 million and $152.3 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. In connection with the ELRM Transaction, ELRH and certain of its affiliates can receive up to an additional $5.2 million in limited partnership units based upon the preliminary valuation of these units. The limited partnership units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 13, Non-Controlling Interest, for additional information on our limited partnership units.

LTIP Units

As of December 31, 2013 and, 2012, we had issued 720,322 and 366,120 LTIP Units under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. On March 14, 2013, we issued 256,042 restricted LTIP Units, in connection with the ELRM Transaction. The restricted LTIP Units will vest in equal amounts over a period of three years, subject to certain cancellation provisions.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Amended and Restated Distribution Reinvestment Plan

On February 24, 2011, our board of directors adopted the Second Amended and Restated DRIP, which became effective March 11, 2011. The DRIP, which allows participating stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions, offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95 million. Pursuant to the DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, our board of directors determined that the fair value of a share of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value.

For the years ended December 31, 2013, 2012 and 2011, $1.9 million, $2 million and $2.7 million, respectively, in distributions were reinvested, and 228,316, 219,046 and 283,394 shares of our common stock, respectively, were issued pursuant to the DRIP.

2006 Incentive Award Plan

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

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2013, 2012 and 2011, we recognized compensation expense of $31,000, $50,000 and $30,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other in our accompanying consolidated statements of comprehensive loss.

As of December 31, 2013 and 2012, there was $54,000 and $44,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of December 31, 2013, this expense is expected to be recognized over a remaining weighted average period of 2.73 years.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013 and 2012, the fair value of the nonvested shares of our restricted common stock was $60,310 and $54,000, respectively, based upon an $8.15 and $10.00 weighted average per share price at grant date, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2013 and 2012, and the changes for the years ended December 31, 2013 and 2012, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	6,600	$10.00
Granted	4,000	10.00
Vested	(5,200)	10.00

Balance — December 31, 2012	5,400	$10.00

Granted	5,000	$8.15
Vested	(3,000)	8.15

Balance — December 31, 2013	7,400	9.00
Expected to vest — December 31, 2013	7,400	$8.15

2012 Other Equity-Based Award Plan

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

Administration of the 2012 Award Plan. The 2012 Award Plan will be administered by the administrator of our 2006 Award Plan. This summary uses the term “administrator” to refer to our board of directors or the compensation committee of our board of directors, as applicable. The administrator will approve all terms of other equity-based awards under the 2012 Award Plan. The administrator will also approve who will receive other equity-based awards under the 2012 Award Plan and the number of shares of common stock subject to each other equity-based award.

Eligibility. All employees of the Company or any subsidiary of the Company and any member of our board of directors are eligible to participate in the 2012 Award Plan. In addition, any other individual who provides significant services to the Company or a subsidiary of the Company (including any individual who provides services to the Company or a subsidiary of the Company by virtue of employment with, or providing services to, the operating partnership) is eligible to participate in the 2012 Award Plan if the administrator, in its sole discretion, determines that the participation of such individual is in our best interest.

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

Amendment; Duration. Our board of directors may amend or terminate the 2012 Award Plan at any time; provided, however, that no amendment may adversely impair the rights of participants with respect to outstanding other equity-based awards, including holders of LTIP Units. In addition, an amendment will be contingent on approval of the Company’s stockholders if the amendment would materially increase the aggregate number of shares of common stock that may be issued under the 2012 Award Plan together with the number of shares that may be issued under the 2006 Award Plan (except as provided in connection with certain adjustments related to changes in the Company’s capital structure). No other equity-based awards may be granted under the 2012 Award Plan after January 5, 2016, which is the day before the tenth anniversary of the date that the 2006 Award Plan was adopted by our board of directors. Other equity-based awards, including LTIP Units, granted before such date shall remain valid in accordance with their terms.

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

As of December 31, 2013, we had issued 33,450,957 limited partnership units for a total consideration of $272.6 million in relation to the acquisition of apartment communities and the ELRM Transaction. If the limited partnership units were to be redeemed, the total redemption value is $272.6 million as of December 31, 2013.

For the years ended December 31, 2013 and 2012, distributions paid on these limited partnership units were in the amount of $7.6 million and $451,000, respectively.

For the years ended December 31, 2013 and 2012, $300,000 and $0, respectively, in distributions were reinvested and 35,738 and 0, respectively, limited partnership units were issued.

Non-Controlling Interest in Joint Venture

Non-controlling interest represents interests of our joint venture partner in one consolidated multifamily property acquired in 2013, and is presented as part of equity in the consolidated balance sheets since these interests are not redeemable. As of December 31, 2013, the amount of non-controlling interest was $3.9 million. During the year ended December 31, 2013, net loss attributable to non-controlling interest was $1.0 million.

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

We have entered into interest rate cap agreements which effectively cap the interest rate on five of our variable rate mortgage loans at a weighted cap rate of 3.68%. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of December 31, 2013, the notional aggregate amount of the interest rate cap agreements was $102.1 million with the latest maturity date being July 1, 2018. We have paid total premiums to date of $676,000 in connection with the execution of the interest rate cap agreements. As of December 31, 2013

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2012, the interest rate cap agreements were recorded at an aggregate net fair value of $478,000 and $42,000, respectively, and were included in other assets, net, in our consolidated balance sheets. The fair value of our rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive loss. For the years ended December 31, 2013, 2012 and 2011, the change in fair value resulted in an increase to interest expense of $142,000, $55,000, and $0, respectively.

We assess the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. The fair values of the hedging derivatives and non-designated derivatives that are in an asset position are recorded in other assets, net on the accompanying consolidated balance sheets. The fair value of derivatives that are in a liability position are included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets.

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

We have determined that the interest rate swaps qualify as effective cash flow hedges and we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive loss in the consolidated statements of equity. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $(40,000) and $(310,000) in other comprehensive loss for the years ended December 31, 2013 and 2012, respectively. We did not record other comprehensive loss for the year ended December 31, 2011.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at December 31, 2013 and December 31, 2012, (in thousands, except interest rates):

	December 31, 2013		December 31, 2012
	Non- designated Hedges	Cash Flow Hedges	Non- designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$102,065	$32,100	$22,670	$12,442
Weighted average interest rate(1)	2.81%	2.38%	2.48%	3.72%
Weighted average capped interest rate	3.68%	N/A	5.45%	N/A
Earliest maturity date	Mar-15	Jul-20	Aug-17	Oct-19
Latest maturity date	Jul-18	Aug-20	Aug-17	Oct-19
Estimated fair value, asset/(liability)	$478	$(350)	$42	$(310)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2013	Carrying Value at December 31, 2013
Liabilities
Mortgage loan payables, net(1)	$—	$858,658	$—	$858,658	$838,434
Unsecured notes payable to affiliates(2)	—	—	5,784	5,784	5,784
Credit Facility(1)	—	145,247	—	145,247	145,200
Acquisition contingent consideration(3)	—	—	4,030	4,030	4,030
Warrants(4)	—	—	1,789	1,789	1,789
Series D preferred stock derivative(5)	—	—	11,100	11,100	11,100

Liabilities at fair value	$—	$1,003,905	$22,703	$1,026,608	$1,006,337

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.

(3)	The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets.

(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

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

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2012	Carrying Value at December 31, 2012
Liabilities
Mortgage loan payables, net(1)	$—	$498,824	$—	$498,824	$479,494
Unsecured notes payable(2)	—	—	500	500	500
Warrants(3)	—	—	1,918	1,918	1,918

Liabilities at fair value	$—	$498,824	$2,418	$501,242	$481,912

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)	The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.

(3)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability and Series D preferred stock derivative measured on a recurring basis for which the Company has designated as Level 3 (in thousands):

	Acquisition Contingent Consideration	Warrants	Series D Preferred Stock Derivative
Balance at December 31, 2012	$—	$1,918	$—
Additions	6,737	398	13,500
Change due to liability realized	(1,992)	—	—
Changes in fair value(1)	(715)	(527)	(2,400)

Balance at December 31, 2013	$4,030	$1,789	$11,100

(1)	Reflected in general, administrative and other expense on the consolidated statements of comprehensive loss for the year ended December 31, 2013.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the year ended December 31, 2013.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Business	Combinations

2013 Property Acquisitions

For the year ended December 31, 2013, we completed the acquisition of 38 consolidated apartment communities and one parcel of undeveloped land, including one property held through a consolidated joint venture, adding a total of 11,273 apartment units to our property portfolio. The aggregate purchase price was approximately $805.1 million, plus closing costs and acquisition fees of $12.2 million, which are included in acquisition-related expenses in our accompanying consolidated statements of comprehensive loss. See Note 3, Real Estate Investments — Real Estate Acquisitions, for a listing of the properties acquired and the dates of the acquisitions.

Results of operations for the property acquisitions are reflected in our consolidated statements of comprehensive loss for the year ended December 31, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through December 31, 2013, we recognized $46.3 million in revenues and $31.8 million in net loss for the newly acquired properties.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (dollars in thousands):

December 31, 2013
Land	$127,657
Land improvements	61,317
Building and improvements	562,009
Furniture, fixtures and equipment	13,799
In-place leases	45,879
(Above)/below market leases	(3,375)
Fair market value of assumed debt	(321,438)
Other assets/liabilities, net	(12,943)

Total	472,905
Equity/limited partnership unit consideration	(104,450)

Net cash consideration	$368,455

In accordance with ASC Topic 805, we allocated the purchase price of the 38 apartment communities and one parcel of undeveloped land to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. Certain allocations as of December 31, 2013 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property. The purchase price accounting is final with no adjustments for all property acquisitions prior to March 31, 2013.

2012 Property Acquisitions

For the year ended December 31, 2012, we completed the acquisition of 16 consolidated apartment communities and an undeveloped parcel of land, adding a total of 5,402 apartment units to our property portfolio. The aggregate purchase price was $432.8 million, plus closing costs and acquisition fees of $1.0 million, which are included in acquisition related expenses in our accompanying consolidated statements of comprehensive loss.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

December 31, 2012
Land	$57,412
Land improvements	36,976
Building and improvements	300,736
Furniture, fixtures and equipment	5,082
In-place leases	9,673
Fair market value of assumed debt	(192,684)
Other assets/liabilities, net	(712)

Total	216,483
Equity/limited partnership unit consideration	(154,409)

Net cash consideration	$62,074

In accordance with ASC Topic 805, we allocated the purchase price of the 16 apartment communities and the undeveloped parcel of land to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2012.

2011 Property Acquisitions

There were no property acquisitions in 2011.

ELRM Transaction

In connection with the ELRM Transaction, we acquired the property management business of ELRH and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our consolidated statements of comprehensive loss for the period subsequent to the acquisition date through December 31, 2013. For the period from March 14, 2013 through December 31, 2013, we recognized $4 million in revenues and $53,000 in consolidated net loss before income tax benefit, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expenses.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation for the ELRM Transaction is subject to certain adjustments for finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in a business combination. Our purchase price allocation related to the ELRM Transaction is as follows (in thousands):

Property Management Business
Assets:
Furniture, fixtures and equipment	$81
Other assets, net	150
Identified intangible assets, net(1)(3)	21,070
Goodwill(2)(3)	9,679

Total purchase price	30,980
Accounts payable and accrued liabilities	(196)
Unsecured notes payable to affiliate	(10,000)
Limited partnership units	(9,839)
Acquisition contingent consideration	(6,734)
Deferred tax liability, net	(4,211)

Cash paid	$0

(1)	Included in identified intangible assets, net on the consolidated balance sheets, as of December 31, 2013.

(2)	Included as goodwill on the consolidated balance sheets, as of December 31, 2013. Our annual impairment test date was December 31, 2013. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.

(3)	In the third quarter of the year ended December 31, 2013, we recorded an increase to goodwill of $3.3 million and a decrease to identified intangible assets of $3.3 million as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired during the quarter. During the fourth quarter of the year ended December 31, 2013 we recorded a decrease of $1 million to goodwill and a decrease of $1 million to deferred tax liability, net.

Pro Forma Financial Data (Unaudited)

Assuming the acquisitions of the 38 consolidated apartment communities and the ELRM Transaction discussed above had occurred on January 1, 2012, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the years ended December 31, 2013 and December 31, 2012 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Revenues	$210,158	$160,219
Net loss	$(28,795)	$(99,043)
Net loss attributable to controlling interest	$(13,829)	$(82,998)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.61)	$(4.10)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture Acquisition

On December 31, 2010, we, through ATA-Mission, LLC, a wholly-owned subsidiary of our operating partnership, acquired a 50% ownership interest in NNN/MR Holdings, which serves as a holding company for the master tenants of four apartment communities located in Plano and Garland, Texas and Charlotte, North Carolina, with an aggregate of 1,066 units. As of December 31, 2012, the primary assets of NNN/MR Holdings consisted of four master leases through which the master tenants operated the four apartment communities. We were not previously affiliated with NNN/MR Holdings.

On June 17, 2011, we, through ATA-Mission, LLC, acquired the remaining 50% ownership interest in NNN/MR Holdings for $200,000. Accordingly, as of December 31, 2012, we owned an indirect 100% interest in NNN/MR Holdings and each of its subsidiaries and managed the four properties leased by such subsidiaries.

Prior to and until we purchased the remaining 50% ownership interest in NNN/MR Holdings, we accounted for the then unconsolidated joint venture under the equity method of accounting. We recognized earnings or losses from our investment in the unconsolidated joint venture, consisting of our proportionate share of the net earnings or loss of the joint venture. For the year ended December 31, 2011, we recognized $59,000 in expenses, which are included in loss from unconsolidated joint venture on the accompanying consolidated financial statements as of December 31, 2011. After we purchased the remaining ownership interest in NNN/MR Holdings, and became its sole owner, we consolidated it on our accompanying consolidated financial statements. As part of the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we re-evaluated the initial 50% ownership interest and recognized a loss of $390,000 on the purchase of the remaining interest, which is included in impairment loss on the accompanying consolidated statements of comprehensive loss.

In connection with the acquisition of the remaining 50% ownership interest in NNN/MR Holdings, we also recognized a disposition fee right intangible of approximately $1.6 million that is included in identified intangible assets, net on the accompanying consolidated balance sheets, and an above market lease obligation of approximately $1.2 million that is included in security deposits, prepaid rent and other liabilities on the accompanying consolidated balance sheets. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. On March 28, 2013, June 28, 2013 and October 10, 2013, three of the leased apartment communities were sold to our company. We recognized disposition fee right intangibles at the time of our acquisition in the amount of $1.6 million, of which $1.3 million related to these three apartment communities. Based on the aggregate purchase price we paid for these three apartment communities of $61.1 million, the resulting disposition fee due to NNN/MR Holdings was $3.1 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible during the year ended December 31, 2013 was $1.8 million, and was recorded as disposition right income in our consolidated statements of comprehensive loss.

Results of operations for the joint venture acquisition are reflected in our consolidated statements of comprehensive loss for the year ended December 31, 2011 for the period subsequent to June 17, 2011. For the period from June 17, 2011 through December 31, 2011, we recognized approximately $4.6 million in revenues and $255,000 in net loss related to NNN/MR Holdings.

16. Income	Taxes

We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders of at least 90% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as a TRS, which is subject to both federal and state income taxes.

Our Property Manager is organized as a TRS and accordingly is subject to income taxation. The Property Manager has incurred taxable losses since inception and did not have an income tax provision or benefit prior to December 31, 2013 due to the recording of a full valuation allowance against its deferred tax assets. During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a full valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we determined it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $3.5 million was recognized for the year ended December 31, 2013, which includes a reversal of the prior valuation allowance of $2.7 million.

The components of deferred tax assets and liabilities are as follows as of December 31, 2013 and 2012 (in thousands).

	December 31, 2013	December 31, 2012
Deferred tax assets:
Goodwill and intangibles	$1,730	$1,884
Acquisition costs	444	468
Net operating loss	1,340	469
Other	68	—

Total deferred tax assets	3,582	2,821

Less valuation allowance	—	(2,728)

Net deferred tax asset	$3,582	$93

Deferred tax liabilities:
ELRM intangibles	$(3,587)	$—
Depreciation	(7)	(5)
Prepaids	(423)	(4)
Other	—	(84)

Total deferred tax liabilities	(4,017)	(93)

Net deferred tax liability	$(435)	$—

As of December 31, 2013, we have recorded a net deferred tax liability of $400,000, which is classified in security deposits, prepaid rent and other liabilities in the consolidated balance sheets. Total net operating loss carry forward for federal income tax purposes was approximately $3.6 million as of December 31, 2013. The net operating loss carry forward will expire beginning 2031.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013	December 31, 2012	December 31, 2011
	Amount	Amount	Amount
Loss from continuing operations	$(82,999)	$(42,254)	$(9,062)
Tax effect at statutory rate	(29,050)	(14,789)	(3,172)
REIT income	15,990	10,253	3,102
Non-controlling interests	12,496	2,357	—
Valuation allowance	(2,728)	2,174	65
State taxes	(242)	—	—
Other	2	5	5

Total tax benefit	$(3,532)	$—	$—

17.	Selected Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues(1)	$53,020	$44,415	$34,097	$25,457
Expenses(1)	(60,060)	(56,913)	(35,791)	(27,256)

Loss from operations(1)	(7,040)	(12,498)	(1,694)	(1,799)
Other expense, net(1)	(19,581)	(15,840)	(17,281)	(7,266)

Net loss from continuing operations before tax(1)	(26,621)	(28,338)	(18,975)	(9,065)
Income tax benefit/(expense)(1)	454	(41)	286	2,833

Loss from continuing operations(1)	(26,167)	(28,379)	(18,689)	(6,232)
Income from discontinued operations(1)	15	3,471	218	6,851

Net (loss)/income	(26,152)	(24,908)	(18,471)	619
Less: Net loss/(income) attributable to redeemable noncontrolling interests in operating partnership	13,803	12,640	9,137	(295)
Net loss attributable to non-controlling interest	599	422	—	—

Net (loss)/income attributable to common stockholders	$(11,750)	$(11,846)	$(9,334)	$324

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations	$(0.49)	$(0.57)	$(0.43)	$(0.13)
Income from discontinued operations(1)	—	0.07	—	0.15

Net (loss)/income per common share attributable to common stockholders — basic and diluted	$(0.49)	$(0.50)	$(0.43)	$0.02

Weighted average number of common shares outstanding — basic and diluted	24,073,724	23,847,912	21,755,583	21,034,949

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues(1)	$23,964	$16,267	$14,622	$14,551
Expenses(1)	(33,157)	(33,478)	(14,964)	(14,667)

Loss from operations(1)	(9,193)	(17,211)	(342)	(116)
Other expense, net(1)	(6,086)	(4,232)	(2,537)	(2,537)

Net loss from continuing operations before tax(1)	(15,279)	(21,443)	(2,879)	(2,653)
Income tax (expense)/benefit(1)	—	—	—	—

Net loss from continuing operations(1)	(15,279)	(21,443)	(2,879)	(2,653)
Income from discontinued operations(1)	140	203	213	103

Net loss	(15,139)	(21,240)	(2,666)	(2,550)
Less: Net loss attributable to non-controlling interests	6,489	246	—	—

Net loss attributable to common stockholders	$(8,650)	$(20,994)	$(2,666)	$(2,550)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations	$(0.43)	$(1.04)	$(0.14)	$(0.13)
Income from discontinued operations(1)	0.01	0.01	0.01	—

Net loss per common share attributable to common stockholders — basic and diluted	$(0.42)	$(1.03)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding — basic and diluted	20,634,664	20,331,515	20,030,624	19,974,467

(1)	Amounts for the quarters ended March 31 and June 30, 2013 and 2012, will not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

18.	Subsequent Events

Series E Preferred Stock

On January 7, 2014, our company and the operating partnership entered into a series of definitive agreements which collectively set forth the terms and conditions pursuant to which we agreed to issue and sell for cash to iStar and BREDS, an aggregate of up to $74.0 million in shares of 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or the Series E Preferred Stock, a new series of our preferred stock. We also entered into a Securities Purchase Agreement with the investors, pursuant to which we issued and sold, and iStar purchased, for cash, 933,438 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $9.3 million, and BREDS purchased, for cash, 5,866,562 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $58.7 million. In addition, during a period of up to six months and subject to certain conditions, we can require the investors to purchase, on the same pro rata basis as their initial purchase of shares of Series E Preferred Stock, up to an aggregate of 600,000 additional

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Series E Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been or will be used primarily to acquire and renovate additional apartment communities.

Real Estate Acquisitions

Subsequent to December 31, 2013, we acquired the following properties (in thousands, except number of units and percentages).

Property Description(1)	Date Acquired	Number of Units	Total Purchase Price	Encumbrances	Percentage Ownership
Landmark at Chesterfield — Pineville, NC(2)	January 7, 2014	250	$19,250	$10,600	61.2%
Landmark at Coventry Pointe — Lawrenceville, GA(2)	January 7, 2014	250	26,250	16,500	61.2%
Landmark at Grand Oasis — Suwanee, GA(2)	January 7, 2014	434	45,570	28,200	61.2%
Landmark at Rosewood — Dallas, TX(2)	January 7, 2014	232	12,760	7,000	61.2%
Lake Village East — Garland, TX(2)(3)	January 9, 2014	329	18,900	9,200	100%
Lake Village North — Garland, TX(2)(4)	January 9, 2014	847	60,670	30,200	100%
Lake Village West — Garland, TX(2)(5)	January 9, 2014	294	18,900	13,000	100%
Landmark at Laurel Heights — Mesquite, TX(2)(6)	January 9, 2014	286	21,160	14,000	100%
Landmark at Bella Vista — Duluth, GA(2)	January 15, 2014	564	31,854	—	100%
Landmark at Maple Glen — Orange Park, FL(2)	January 15, 2014	358	29,800	14,400	51.1%
Landmark at Pine Court — Columbia, SC	January 23, 2014	316	20,300	15,600	100%
Landmark at Spring Creek — Garland, TX	February 6, 2014	236	10,300	7,800	92.6%

(1)	We have not completed the purchase accounting for these properties.
(2)	Included in the Omnibus Agreement.
(3)	Includes Lakeshore Lakeview Apartments, Lakeway Harbor Apartments and Lakeway Point Apartments. We consolidated these into one property called Lake Village East.
(4)	Includes Lakeway 36 Apartments, Lakeway Place Apartments, Lakeway Trace Apartments and Lakeway Meadows Apartments. We consolidated these into one property called Lake Village North.
(5)	Includes Lakeway Colony Apartments.
(6)	Includes Windridge Apartments and Highlands at Galloway Apartments. We consolidated these into one property called Landmark at Laurel Heights.

Credit Facility Increase

On January 15, 2014, we exercised our option to increase the aggregate borrowings available under the Credit Facility from $145.2 million to $165.9 million and drew down the amount of $20.7 million to fund the acquisition of the Bella Vista Property. Additionally, we and the other loan parties entered into a Fourth Amendment and Waiver to the Credit Agreement.

Bank Hapoalim Line of Credit

On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10 million to be used for working capital and general corporate uses. Our revolving line of credit will mature due on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied and we have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2013

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(1)	Land	Building, Improvements and Fixtures	Total(2)	Accumulated Depreciation(2)(4)	Date of Construction	Date Acquired
Towne Crossing Apartments	$13,622	$2,041	$19,079	$589	$2,041	$19,668	$21,709	$(5,082)	2004	8/29/2007
Villas of El Dorado	13,600	1,622	16,741	788	1,622	17,529	19,151	(4,575)	2002	11/2/2007
Bella Ruscello Luxury Apartment Homes	12,640	1,620	15,510	497	1,620	16,007	17,627	(2,391)	2008	3/24/2010
Mission Rock Ridge Apartments	13,633	2,201	17,364	171	2,201	17,535	19,736	(2,409)	2003	9/30/2010
Landmark at Ridgewood Preserve	—	1,289	6,449	112	1,289	6,561	7,850	(376)	1979	10/22/2012
Landmark at Heritage Fields	—	1,683	9,734	117	1,683	9,851	11,534	(520)	1979	10/22/2012
Manchester Park	—	1,104	3,820	117	1,104	3,937	5,041	(209)	1983	10/22/2012
Monterra Pointe	—	1,541	10,225	26	1,541	10,251	11,792	(316)	1984	3/29/2013
Kensington Station	—	1,864	12,946	122	1,864	13,068	14,932	(362)	1983	3/29/2013
Crestmont Reserve	—	2,274	15,928	100	2,274	16,028	18,302	(440)	1989	3/29/2013
Palisades at Bear Creek	—	1,814	6,069	79	1,814	6,148	7,962	(201)	1984	3/29/2013
Landmark at Gleneagles	26,374	7,249	32,631	1,680	7,249	34,311	41,560	(547)	1986	7/23/2013
Landmark at Preston Wood	8,024	1,765	10,132	413	1,765	10,545	12,310	(94)	1979	9/20/2013
Collin Creek	—	4,439	17,011	322	4,439	17,333	21,772	(109)	1988	10/9/2013
Landmark at Courtyard Villas	13,979	3,355	16,744	193	3,355	16,937	20,292	(110)	1999	10/30/2013
Landmark at Sutherland Park	21,744	5,872	25,210	354	5,872	25,564	31,436	(158)	1981	10/30/2013
Dallas, TX	123,616	41,733	235,593	5,680	41,733	241,273	283,006	(17,899)
Milana Reserve Apartments	10,201	3,605	14,828	136	3,605	14,964	18,569	(700)	1985	10/1/2012
Lofton Meadows Apartments	7,416	2,187	8,730	95	2,187	8,825	11,012	(509)	1986	10/10/2012
Landmark at Grand Palms	20,538	10,985	30,309	188	10,985	30,497	41,482	(1,556)	1988	10/31/2012
Courtyards on the River	11,730	2,607	12,356	296	2,607	12,652	15,259	(305)	1972	7/1/2013
Avondale by the Lakes	11,884	3,298	14,298	121	3,298	14,419	17,717	(247)	1973	7/25/2013
Landmark at Savoy Square	6,842	1,797	7,769	71	1,797	7,840	9,637	(120)	1970	8/16/2013
Landmark at Grayson Park	15,840	4,802	25,424	51	4,802	25,475	30,277	(213)	1988	10/3/2013
Landmark at Avery Place	9,077	3,257	14,362	14	3,257	14,376	17,633	(51)	1981	11/26/2013
Tampa, FL	93,528	32,538	128,076	972	32,538	129,048	161,586	(3,701)
Residences at Braemar	8,629	1,564	13,718	308	1,564	14,026	15,590	(3,484)	2005	6/29/2007
Landmark at Brighton Colony	24,105	2,869	26,128	76	2,869	26,204	29,073	(693)	2008/2012	2/28/2013
Landmark at Greenbrooke Commons	25,179	3,824	28,529	80	3,824	28,609	32,433	(738)	2005/2008	2/28/2013
Landmark at Mallard Creek	14,065	2,591	16,120	407	2,591	16,527	19,118	(481)	1999	3/28/2013
Victoria Park	—	4,730	14,612	117	4,730	14,729	19,459	(416)	1990	4/30/2013
Landmark at Monaco Gardens	14,600	2,963	17,917	512	2,963	18,429	21,392	(407)	1990	6/28/2013
Grand Terraces	—	2,130	12,934	60	2,130	12,994	15,124	(255)	1999/2002	7/1/2013
Stanford Reserve	11,519	2,546	11,541	310	2,546	11,851	14,397	(262)	1984	7/1/2013
Charlotte, NC	98,097	23,217	141,499	1,870	23,217	143,369	166,586	(6,736)
Creekside Crossing	17,000	5,233	20,699	283	5,233	20,982	26,215	(4,520)	2003	6/26/2008
Kedron Village	—	4,057	26,144	418	4,057	26,562	30,619	(6,058)	2001	6/27/2008
Landmark at Creekside Grand	27,119	4,127	48,455	110	4,127	48,565	52,692	(2,220)	2005	10/4/2012
Parkway Grand	19,370	6,142	22,803	121	6,142	22,924	29,066	(1,035)	2002	11/8/2012

LANDMARK APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION — (Continued)

(in thousands)

December 31, 2013

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(1)	Land	Building, Improvements and Fixtures	Total(2)	Accumulated Depreciation(2)(4)	Date of Construction	Date Acquired
Richmond on the Fairway	8,142	2,699	7,455	1,373	2,699	8,828	11,527	(262)	1977	1/31/2013
Atlanta, GA	71,631	22,258	125,556	2,305	22,258	127,861	150,119	(14,095)
Landmark at Magnolia Glen	35,224	1,351	70,442	764	1,351	71,206	72,557	(3,765)	1996	10/19/2012
Landmark at Lancaster Place	10,540	484	16,425	12	484	16,437	16,921	(98)	2006	10/16/2013
Landmark at Deerfield Glen	13,200	2,564	18,903	9	2,564	18,912	21,476	(64)	1972	11/26/2013
Birmingham, AL	58,964	4,399	105,770	785	4,399	106,555	110,954	(3,927)
Arboleda Apartments	16,746	4,051	25,928	344	4,051	26,272	30,323	(5,097)	2007	3/31/2008
Landmark at Barton Creek	26,018	10,201	25,718	861	10,201	26,579	36,780	(558)	1980	6/28/2013
Landmark at Prescott Woods	14,976	7,449	15,828	852	7,449	16,680	24,129	(260)	1986	7/23/2013
Austin, TX	57,740	21,701	67,474	2,057	21,701	69,531	91,232	(5,915)
Esplanade Apartments	8,849	1,079	14,566	287	1,079	14,853	15,932	(738)	2008	9/14/2012
Landmark at Stafford Landing	26,100	5,971	25,883	1,875	5,971	27,758	33,729	(405)	1997/1999	7/31/2013
Landmark at Woodland Trace	14,757	3,009	20,889	42	3,009	20,931	23,940	(159)	1988/2005	10/3/2013
Orlando, FL	49,706	10,059	61,338	2,204	10,059	63,542	73,601	(1,302)
Landmark at Wynton Pointe	19,498	5,653	25,654	429	5,653	26,083	31,736	(391)	1989	7/23/2013
Landmark at Glenview Reserve	14,189	2,856	17,828	535	2,856	18,363	21,219	(150)	1988/1989	9/9/2013
Landmark at Lyncrest Reserve	14,447	3,680	16,922	288	3,680	17,210	20,890	(138)	1984/1985	9/20/2013
Nashville, TN	48,134	12,189	60,404	1,252	12,189	61,656	73,845	(679)
Lexington on the Green	18,212	3,418	18,385	199	3,418	18,584	22,002	(384)	1979	7/3/2013
Caveness Farms	21,947	2,896	22,386	47	2,896	22,433	25,329	(460)	1998	7/3/2013
Grand Arbor Reserve	16,926	3,036	18,061	68	3,036	18,129	21,165	(258)	1968	8/20/2013
Raleigh, NC	57,085	9,350	58,832	314	9,350	59,146	68,496	(1,102)
Walker Ranch Apartment Homes	20,000	3,025	28,273	377	3,025	28,650	31,675	(7,627)	2004	10/31/2006
Hidden Lake Apartment Homes	19,218	3,031	29,540	730	3,031	30,270	33,301	(6,545)	2004	12/28/2006
San Antonio, TX	39,218	6,056	57,813	1,107	6,056	58,920	64,976	(14,172)
Grand Isles at Baymeadows	—	6,189	25,407	129	6,189	25,536	31,725	(1,145)	1988	11/8/2012
Fountain Oaks	5,400	803	5,754	235	803	5,989	6,792	(171)	1987	7/1/2013
Jacksonville, FL	5,400	6,992	31,161	364	6,992	31,525	38,517	(1,316)
Park at Northgate	10,295	1,870	14,958	622	1,870	15,580	17,450	(4,299)	2002	6/12/2007
Landmark at Emerson Park	22,670	3,802	26,032	190	3,802	26,222	30,024	(1,293)	2008	8/30/2012
Houston, TX	32,965	5,672	40,990	812	5,672	41,802	47,474	(5,592)
Landmark at Grand Meadows	6,100	2,101	9,022	151	2,101	9,173	11,274	(528)	1974	10/11/2012
Landmark at Ocean Breeze	6,000	1,124	7,132	20	1,124	7,152	8,276	(120)	1985	8/16/2013
Melbourne, FL	12,100	3,225	16,154	171	3,225	16,325	19,550	(648)
Reserve at Mill Landing	12,615	2,042	20,994	229	2,042	21,223	23,265	(1,125)	2000	11/6/2012
Reserve at River Walk	—	2,262	12,392	62	2,262	12,454	14,716	(327)	1992	4/30/2013
Columbia, SC	12,615	4,304	33,386	291	4,304	33,677	37,981	(1,452)
The Heights at Olde Towne	10,359	2,513	14,957	742	2,513	15,699	18,212	(3,248)	1972	12/21/2007
The Myrtles at Olde Towne	19,878	3,698	33,319	425	3,698	33,744	37,442	(6,402)	2004	12/21/2007
Overlook At Daytona	16,420	4,986	17,071	230	4,986	17,301	22,287	(772)	1961	8/28/2012

LANDMARK APARTMENT TRUST OF AMERICA, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND

ACCUMULATED DEPRECIATION — (Continued)

(in thousands)

December 31, 2013

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(1)	Land	Building, Improvements and Fixtures	Total(2)		Accumulated Depreciation(2)(4)	Date of Construction	Date Acquired
Bay Breeze Villas — Cape Coral	9,375	2,640	14,132	182	2,640	14,314	16,954		(757)	2000	8/30/2012
Landmark at Battleground Park	10,634	1,675	12,624	452	1,675	13,076	14,751		(103)	1990	9/9/2013
Other	66,666	15,512	92,103	2,031	15,512	94,134	109,646		(11,282)
Seabreeze Daytona Undeveloped Land	—	2,100	—	—	2,100	—	2,100		—	—	8/28/2012
Lancaster Place Undeveloped Land	—	290	—	—	290	—	290		—	—	10/16/2013
Corporate	—	—	—	474	—	474	474		(102)	—	11/5/2010
Total	$827,465	$221,595	$1,256,149	$22,689	$221,595	$1,278,838	$1,500,433	(3)	$(89,920)
(1)	The cost capitalized subsequent to acquisition is net of dispositions.

(2)	The changes in total real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Total Real Estate	Accumulated Depreciation
Balance as of December 31, 2010	$386,972	$36,302
Additions	1,328	13,152
Dispositions	(19)	(19)

Balance as of December 31, 2011	$388,281	$49,435
Acquisitions	400,206	—
Additions	2,670	16,154
Dispositions	—	—

Balance as of December 31, 2012	$791,157	$65,589
Acquisitions	764,782	—
Additions	16,961	36,597
Dispositions	(72,467)	(12,266)

Balance as of December 31, 2013	$1,500,433	$89,920

(3)	The aggregate cost of our real estate for federal income tax purposes is estimated to be $1.1 billion.

(4)	The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 10 to 40 years. Land improvements are depreciated over the estimated useful lives ranging primarily from five to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful lives ranging primarily from five to 15 years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of March, 2014.

Landmark Apartment Trust of America, Inc.

By:	/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr.
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr.	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	March 21, 2014

By	/s/ JOSEPH G. LUBECK Joseph G. Lubeck	Executive Chairman of the Board of Directors	March 21, 2014

By	/s/ JAMES MILLER James Miller	Chief Operating Officer and Chief Accounting Officer	March 21, 2014

By	/s/ ANDREA R. BILLER Andrea R. Biller	Director	March 21, 2014

By	/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr.	Director	March 21, 2014

By	/s/ RONALD D. GAITHER Ronald D. Gaither	Director	March 21, 2014

By	/s/ ROBERT A. GARY, IV Robert A. Gary, IV	Director	March 21, 2014

By	/s/ EDWARD M. KOBEL Edward M. Kobel	Director	March 21, 2014

By	/s/ KARL FREY Karl Frey	Director	March 21, 2014

By	/s/ HOWARD SILVER Howard Silver	Director	March 21, 2014

By	/s/ PETER SOTOLOFF Peter Sotoloff	Director	March 21, 2014

By	/s/ MICHAEL SALKIND Michael Salkind	Director	March 21, 2014

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P., respectively. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, L.P. to Apartment Trust of America Holdings, LP. On August 3, 2012, we amended our charter to change our corporate name from Apartment Trust of America, Inc., to Landmark Apartment Trust of America, Inc., and we changed the name of our operating partnership from Apartment Trust of America Holdings, LP to Landmark Apartment Trust of America Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2	Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.4	Articles Supplementary designating the Series D Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.5	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.6	Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.7	Articles Supplementary designating the Series E Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.8	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.9	Third Amended and Restated Bylaws (included as Exhibit 3.4 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.10	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.11	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.12	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, and incorporated herein by reference)

3.13	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.14	Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.15	Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.16	Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.17	Seventh Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3+	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006 and incorporated herein by reference)

4.4+	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

4.5+	Amendment No. 2 to the 2006 Incentive Award Plan of Apartment Trust of America, Inc. (included as Exhibit 10.34 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.7	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.8	Form of Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated by reference herein).

4.9	Non-Detachable Warrant to Purchase Shares of Common Stock, dated February 27, 2013, (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.10	Registration Rights Agreement, dated February 27, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.11	Registration Rights Agreement, dated July 1, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

4.12+	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.13+	Form of Long Term Incentive Plan Unit Vesting Award Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.2	Credit Agreement, dated March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference)

10.3	Second Amendment, dated as of June 28, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America and the lenders and guarantors party thereto (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

10.4	Third Amendment, dated as of October 9, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference)

10.5	Fourth Amendment and Waiver, dated as of January 15, 2014, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference)

10.6	Second Amended and Restated Promissory Note in favor of Citibank, N.A., dated January 15, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 22, 2014, and incorporated herein by reference)

10.7	Second Amended and Restated Promissory Note in favor of Bank of America, N.A., dated January 15, 2014 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 22, 2014, and incorporated herein by reference)

10.8	Asset Purchase and Contribution Agreement, dated March 13, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.9	Second Amendment to Asset Purchase and Contribution Agreement, dated December 20, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.10	Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.11	Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.12	Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.13	Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.14	Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.15	Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.16	Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.17	Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.18	Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.19	Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.20	Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.21	Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.22	Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.23	Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.24	Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.25	Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.26	Interest Contribution Agreement (Landmark at Grand Meadows — Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.27	Interest Contribution Agreement (Landmark at Grand Meadows — Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.28	Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.29	Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.30	Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.31	Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.32	Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.33	Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.34	Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.35	Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., ROC REIT Advisors, LLC and the other signatories party thereto (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.36+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.37+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.38+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.39+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.40	Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.41	Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.42	Second Amended and Restated Consolidated Promissory Note, dated March 21, 2012 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 and incorporated herein by reference)

10.43	Securities Purchase Agreement by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership, dated February 27, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

10.44	Asset Purchase and Contribution Agreement, dated March 13, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.46	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC II), dated March 14, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.47	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC), dated March 14, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.48	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Management LLC ), dated March 14, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.49	Subordinated Promissory Note payable to Elco Landmark Residential Holdings II LLC, dated March 14, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.50+	Employment Agreement with James Miller, dated July 1, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.51+	Amendment to Employment Agreement with James Miller, dated February 25, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.52+	Employment Agreement with Elizabeth Truong, dated July 1, 2012 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.53+	Amendment to Employment Agreement with Elizabeth Truong, dated February 25, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.54	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Preston Wood), dated April 12, 2013 (included as Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on March 31, 2013 and incorporated herein by reference)

10.55	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Barton Creek), dated April 12, 2013 (included as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.56	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Brentwood), dated April 12, 2013 (included as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.57	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Battleground Park), dated April 12, 2013 (included as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.58	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Courtyard Villas), dated April 12, 2013 (included as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.59	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Gleneagles), dated April 12, 2013 (included as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.60	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Tanglewood), dated April 12, 2013 (included as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.61	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Park Green), dated April 12, 2013 (included as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.62	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Briley Parkway), dated April 12, 2013 (included as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.63	Securities Purchase Agreement, dated as of June 28, 2013, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.64	Pledge Agreement, dated as of June 28, 2013, by and between Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.65	Amended and Restated Corporate Governance Agreement, dated as of January 7, 2014, by and among Landmark Apartment Trust of America, Inc., ELCO Landmark Residential Holdings LLC, 2335887 Limited Partnership, DK Landmark, LLC, iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.66	Master Contribution Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.67	Interest Contribution Agreement, dated July 1, 2013 (Grand Terraces and Stanford Reserve) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.68	Interest Contribution Agreement, dated July 1, 2013 (Fountain Oaks) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.69	Interest Contribution Agreement, dated July 1, 2013 (Courtyards on the River) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.70	Interest Contribution Agreement, dated July 1, 2013 (Caveness and Lexington) (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.71	Interest Contribution Agreement, dated July 25, 2013 (Avondale) (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.72	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco LR OPT II REIT LP and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.73	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between MB Equity Holdings Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.74	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco Landmark Residential Holdings, LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.8 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.75	Tax Protection Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco LR OPT II REIT LP and Elco LR OPT II LP (included as Exhibit 10.9 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.76	Common Stock Purchase Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., 2335887 Limited Partnership and MB Equity Holdings, Inc., as the purchasers, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.77	Assignment and Assumption Agreement, dated December 20, 2013, by and among Elco Landmark Residential Holdings II LLC, Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.78	Payment Agreement, dated December 20, 2013, by and among Elco Landmark Residential Holdings II LLC, Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.3 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.79	Restricted Shares Agreement, dated December 20, 2013, by and among Landmark Apartment Trust of America, Inc. and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.80	Support Payment Agreement, dated December 20, 2013, by and among Landmark Apartment Trust of America, Inc. and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.81	Omnibus Agreement, dated December 31, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC, Elco Holdings Ltd. and Elco North America Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2014 and incorporated herein by reference)

10.82	Securities Purchase Agreement, dated January 7, 2014, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and Breds II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.83	Pledge Agreement, dated January 7, 2014, by and among Landmark Apartment Trust of America Holdings, LP, Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

21.1*	Subsidiaries of Landmark Apartment Trust of America, Inc.

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Denotes management contract or compensatory plan or arrangement.