Form 10-Q
period 2014-03-31
Landmark Apartment Trust of America, Inc.
filed 2014-05-15
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-52612

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 E. Frontage Road, Ste 150, Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

As of May 6, 2014, there were 25,297,734 shares of common stock of Landmark Apartment Trust of America, Inc. outstanding.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

(In thousands, except for share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$1,717,827	$1,410,513
Cash and cash equivalents	4,062	4,349
Accounts receivable, net	850	1,085
Other receivables due from affiliates	2,929	2,544
Restricted cash	29,509	29,690
Goodwill	9,679	9,679
Real estate and escrow deposits	2,275	2,536
Investments in unconsolidated entities	10,570	11,156
Identified intangible assets, net	27,565	35,849
Other assets, net	24,543	19,289

Total assets	$1,829,809	$1,526,690

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$1,001,541	$838,434
Unsecured note payable to affiliate	5,784	5,784
Credit facility	165,900	145,200
Line of credit	2,629	—
Series D cumulative non-convertible redeemable preferred stock with derivative	211,173	209,294
Series E cumulative non-convertible redeemable preferred stock with derivative	69,134	—
Accounts payable and accrued liabilities	34,559	31,488
Other payables due to affiliates	1,656	915
Acquisition contingent consideration	1,321	4,030
Security deposits, prepaid rent and other liabilities	7,955	6,954

Total liabilities	1,501,652	1,242,099
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 25,256,033 and 25,182,988 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	252	252
Additional paid-in capital	225,213	224,340
Accumulated other comprehensive loss, net	(252)	(178)
Accumulated deficit	(179,431)	(165,216)

Total stockholders’ equity	45,782	59,198
Redeemable non-controlling interests in operating partnership	253,843	221,497
Non-controlling interest partners	28,532	3,896

Total equity	328,157	284,591

Total liabilities and equity	$1,829,809	$1,526,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$51,801	$21,665
Other property revenues	7,328	2,876
Management fee income	958	242
Reimbursed income	2,432	674

Total revenues	62,519	25,457
Expenses:
Rental expenses	27,197	10,894
Property lease expense	16	979
Reimbursed expense	2,432	674
General, administrative and other expense	4,640	2,768
Acquisition-related expenses	3,718	1,008
Loss from unconsolidated entities	231	—
Depreciation and amortization	32,044	10,933

Total expenses	70,278	27,256
Other income/(expense):
Interest expense, net	(15,605)	(5,835)
Preferred dividends classified as interest expense	(9,980)	(1,307)
Disposition right income	—	560
Loss on debt and preferred stock extinguishment	—	(684)

Loss from continuing operations before income tax	(33,344)	(9,065)
Income tax benefit	443	2,833

Loss from continuing operations	(32,901)	(6,232)
Income from discontinued operations	—	6,851

Net (loss)/income	(32,901)	619
Less: Net loss (income) attributable to redeemable non-controlling interests in operating partnership	19,149	(295)
Net loss attributable to non-controlling interest partner	1,483	—

Net (loss)/income attributable to common stockholders	$(12,269)	$324
Other comprehensive (loss)/income:
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	$115	$(50)
Change in cash flow hedges attributable to non-controlling interest partners	90	—
Change in cash flow hedges	(279)	310

Comprehensive (loss)/income attributable to common stockholders	$(12,343)	$584

Earnings per weighted average common share — basic and diluted:
Loss per share from continuing operations attributable to common stockholders — basic and diluted	$(0.49)	$(0.13)
Income per share from discontinued operations attributable to common stockholders	—	0.15

Net (loss)/income per share attributable to common stockholders — basic and diluted	$(0.49)	$0.02

Weighted average number of common shares outstanding — basic and diluted	25,218,263	21,034,949

Weighted average number of common units held by non-controlling interests — basic and diluted	38,215,768	19,140,543

Distributions declared per common share	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2014

(In thousands, except for share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable Non-Controlling Interests in
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss, net	Accumulated Deficit	Stockholders’ Equity	Operating Partnership	Non-Controlling Interest	Total Equity
BALANCE — December 31, 2013	25,182,988	$252	$224,340	$(178)	$(165,216)	$59,198	$221,497	$3,896	$284,591
Change in cash flow hedges	—	—	—	(74)	—	(74)	(115)	(90)	(279)
Capital contribution from non-controlling interest partner	—	—	—		—	—	—	26,501	26,501
Issuance of vested and nonvested restricted common stock	5,000	—	8		—	8	—	—	8
Forfeiture of nonvested restricted common stock	(800)	—	—	—	—	—	—	—	—
Offering costs	—	—	(3)	—	—	(3)	—	—	(3)
Issuance of LTIP units	—	—	126	—	—	126	—	—	126
Amortization of nonvested restricted common stock and LTIP unit compensation	—	—	181	—	—	181	—	—	181
Issuance of common stock under the DRIP	68,845	—	561	—	—	561	—	—	561

Distributions	—	—	—	—	(1,946)	(1,946)	(3,012)	(292)	(5,250)
Issuance of limited partnership units including the reinvestment of distributions	—	—	—	—	—	—	54,622	—	54,622
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(19,149)	—	(19,149)
Net loss attributable to non-controlling interest partners	—	—	—	—	—	—	—	(1,483)	(1,483)
Net loss attributable to common stockholders	—	—	—	—	(12,269)	(12,269)	—	—	(12,269)

BALANCE — March 31, 2014	25,256,033	$252	$225,213	$(252)	$(179,431)	$45,782	$253,843	$28,532	$328,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(32,901)	$619
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization (including deferred financing costs, debt discount and discontinued operations)	33,095	11,604
Gain on sale of operating property	—	(6,620)
Disposition right income	—	(560)
Loss on debt and preferred stock extinguishment	—	684
Deferred income tax benefit	(443)	(2,913)
Accretion expense related to preferred stock	1,513	227
Fair value adjustments	(1,683)	(38)
Equity based compensation, net of forfeitures	315	5
Bad debt expense	665	131
Loss from unconsolidated entities	404	—
Unconsolidated entity distributions	181	—
Changes in operating assets and liabilities:
Increase in operating assets	(2,927)	(3,720)
Increase in operating liabilities	3,501	3,962

Net cash provided by operating activities	1,720	3,381

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties, net	(84,327)	(82,102)
Proceeds from the sale of operating property, net	—	13,284
Capital expenditures	(12,188)	(1,613)
Purchase deposits on real estate acquisitions	261	270
Change in restricted cash — capital replacement reserves	(3,004)	(224)

Net cash used in investing activities	(99,258)	(70,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	15,600	38,545
Payments on mortgage loan payables	(2,596)	(49,886)
Borrowings on credit facility	20,700	89,031
Borrowings on line of credit	2,629	—
Proceeds from the issuance of redeemable preferred stock	68,000	10,000
Payment of deferred financing costs	(2,664)	(3,385)
Payment of offering costs	(3)	(2)
Distributions paid to common stockholders	(1,329)	(1,111)
Distributions paid to holders of LTIP Units	(54)	(27)
Distributions to non-controlling interest partners	(292)	—
Distributions paid to redeemable non-controlling interests in operating partnership	(2,740)	(467)

Net cash provided by financing activities	97,251	82,698

NET CHANGE IN CASH AND CASH EQUIVALENTS	(287)	15,694
CASH AND CASH EQUIVALENTS — Beginning of period	4,349	2,447

CASH AND CASH EQUIVALENTS — End of period	$4,062	$18,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables	$12,198	$3,613
Interest on preferred stock	$5,759	$2,554
State income taxes	$—	$20

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties	$150,975	$33,915
Unsecured notes payable to affiliate	$—	$10,000
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$54,622	$30,812
Issuance of common stock for the acquisition of properties	$—	$8,244
Issuance of common stock under the DRIP	$561	$464
Issuance of redeemable non-controlling interest in operating partnership due to reinvestment of distribution	$104	$30
Contributions from non-controlling interest partner	$26,501	$—
Distributions declared but not paid on common stock	$631	$543
Distributions declared but not paid on LTIP Units	$—	$6
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$1,004	$1,983
Change in other comprehensive loss	$(279)	$310

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

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

As of March 31, 2014, we consolidated 79 apartment communities, including seven properties held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 23,991 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these properties as our consolidated owned properties. We hold a non-controlling interest in two apartment communities with an aggregate of 750 apartment units which are accounted for under the equity method. We also serve as the third-party manager for an additional 23 properties which have an aggregate of 7,984 apartment units of which we have no ownership interest. We refer to these as our managed properties. Our managed properties are managed by ATA Property Management, LLC, or our Property Manager, which also includes Elco Landmark Residential Holdings, LLC, or ELRH, an integrated real estate operating company which we acquired in 2013.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

Certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of preferred dividends from interest expense, net to preferred dividends classified as interest expense in the condensed consolidated statements of comprehensive operations.

Income Taxes

We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as a taxable REIT subsidiary, or TRS, which is subject to both federal state income taxes.

        Our Property Manager is organized as a TRS and accordingly is subject to income taxation. Our Property Manager has incurred taxable losses since inception and did not have an income tax provision or benefit prior to December 31, 2013 due to the recording of a full valuation allowance against its deferred tax assets. During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a full valuation allowance. Due to a deferred tax liability resulting from the acquisition of the management operations of Elco Residential Management, LLC, or ELRM, and certain of its affiliates, or the ELRM Transaction, we determined it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $2.8 million was recognized for the three months ended March 31, 2013, which includes a reversal of the prior valuation allowance of $2.7 million. An income tax benefit of $443,000 was recognized for the three months ended March 31, 2014.

As of March 31, 2014, our deferred tax assets were approximately equal to our deferred tax liabilities. To the extent deferred tax assets are created in future periods we will evaluate our ability to realize these deferred tax assets and record a valuation allowance as needed. Due to the history of losses incurred by the Property Manager it is expected that any future net deferred tax assets will be offset by a valuation allowance until the Property Manager becomes consistently profitable. Total net operating loss carry forward for federal income tax purposes was approximately $3.9 million as of March 31, 2014. The net operating loss carry forward will expire beginning 2031.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with ASU 2014-08, a discontinued operation represents (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (i) a separate major line of business, (ii) a separate major geographic area of operations, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The standard is not applied to components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

We have elected to adopt this standard early, effective January 1, 2014, which does not have a material impact on our condensed consolidated financial statements. Subsequent to our adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operations under the standard will be included in gain on the sale of real estate owned in our condensed consolidated statements of comprehensive operations. As of March 31, 2014, we did not classify any of our apartment communities as held for sale. As of December 31, 2013, we sold two of our apartment communities which were not subject to the early adoption of ASU 2014-08 and, therefore, the gain on the sale and results of operations prior to the sale are reported as discontinued operations for the three months ended March 31, 2013 in our condensed consolidated statements of comprehensive operations.

3. Real Estate Investments

The investments in our consolidated owned properties, net consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Land	$276,355	$221,595
Land improvements	135,609	118,652
Building and improvements(1)	1,374,882	1,129,619
Furniture, fixtures and equipment	35,137	30,567

	1,821,983	1,500,433

Less: accumulated depreciation	(104,156)	(89,920)

	$1,717,827	$1,410,513

(1)	Includes $19.8 million and $10.4 million of direct construction costs for our repositioning activities as of March 31, 2014 and December 31, 2013, respectively.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $14.3 million and $6.5 million, respectively.

Real Estate Acquisitions

During the three months ended March 31, 2014, we completed the acquisition of 12 consolidated apartment communities, as set forth below (in thousands, except unit data):

Property Description	Date Acquired	Number of Units	Total Purchase Price	Percentage Ownership
Landmark at Chesterfield — Pineville, NC(1)	January 7, 2014	250	$19,326	61.2%
Landmark at Coventry Pointe — Lawrenceville, GA(1)	January 7, 2014	250	27,608	61.2%
Landmark at Grand Oasis — Suwanee, GA(1)	January 7, 2014	434	47,927	61.2%
Landmark at Rosewood — Dallas, TX(1)	January 7, 2014	232	12,810	61.2%
Lake Village East — Garland, TX	January 9, 2014	329	18,787	100%
Lake Village North — Garland, TX	January 9, 2014	848	60,042	100%
Lake Village West — Garland, TX	January 9, 2014	294	19,481	100%
Landmark at Laurel Heights — Mesquite, TX	January 9, 2014	286	21,277	100%
Landmark at Bella Vista — Duluth, GA	January 15, 2014	564	31,854	100%
Landmark at Maple Glen — Orange Park, FL(1)	January 15, 2014	358	29,800	51.1%
Landmark at Pine Court — Columbia, SC	January 23, 2014	316	20,300	100%
Landmark at Spring Creek — Garland, TX(1)	February 6, 2014	236	10,267	92.6%

Total Acquired Properties			$319,479

(1)	We consolidate an entity for which we own less than 100% but we hold the controlling financial interest

4. Real Estate Disposition Activities

Effective January 1, 2014, we prospectively adopted ASU 2014-08 for all apartment communities not previously sold or classified as held for sale. The standard did not have a material impact on our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2014 because we did not sell any apartment communities during such period. Prior to the prospective adoption of ASU 2014-08, Accounting Standards Code, or ASC, Topic 360, Property, Plant and Equipment, required, among other things, that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for the current and prior periods shall report the results of operations of the component as discontinued operations. Consequently, the net operating results of those apartment communities sold or classified as held for sale prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net (loss)/income attributable to common stockholders, it only results in the reclassification of operating results within the condensed consolidated statements of comprehensive operations for the three months ended March 31, 2013.

As previously disclosed in our 2013 Annual Report on Form 10-K, we sold two apartment communities with an aggregate of 700 apartment units for a combined purchase price of $71.7 million. The operations of these two apartment communities as well as the gain on sale have been presented as income from discontinued operations in the accompanying condensed consolidated statements of comprehensive operations. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation. The following is a summary of income from discontinued operations for the period presented (in thousands):

For the three months ended March 31, 2013 (unaudited)
Rental income	$1,852
Other property revenues	265

Total revenues	2,117
Rental expenses	(794)
Interest expense, net	(480)
Depreciation and amortization expense	(612)

Total expenses	(1,886)

Income before net gain on the sale of property	231

Net gain on the sale of property	6,620

Income from discontinued operations	6,851
Less: Net income from discontinued operations attributable to redeemable non-controlling interests in operating partnership	3,265

Income from discontinued operations attributable to common stockholders	$3,586

5. Investments in Unconsolidated Entities

As of March 31, 2014 and December 31, 2013, we held non-controlling interests in the following investments, which are accounted for under the equity method (in thousands, except unit data):

Investment Description	Date Acquired	Number of Units	Total Investment at March 31, 2014	Total Investment at December 31, 2013	Percentage Ownership at March 31, 2014
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$1,171	$1,158	20%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	4,408	4,998	20%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	4,991	5,000	7.7%

Total investments			$10,570	$11,156

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

On December 20, 2013, we purchased the 500,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., or the Timbercreek Holding L.P., for consideration in the amount of $5 million, thereby becoming a limited partner in Timbercreek Holdings L.P. As of March 31, 2014 and December 31, 2013, we owned approximately 7.7% and 7.5%, respectively, of the limited partnership interest in the Timbercreek Holding L.P.

6. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Disposition fee rights(1)	$—	$284
In-place leases, net of accumulated amortization of $56.1 million and $39.1 million as of March 31, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 3.2 months and 3.6 months as of March 31, 2014 and December 31, 2013, respectively)	9,420	16,662
Trade name and trade marks (indefinite lives)	200	200
Property management contracts, net of accumulated amortization of $2.9 million and $2.2 million as of March 31, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 165.7 months and 165.3 months as of March 31, 2014 and December 31, 2013, respectively)	17,945	18,703

	$27,565	$35,849

(1)

On February 6, 2014, we purchased a controlling interest in Landmark at Spring Creek and, therefore, consolidated this apartment community in our condensed consolidated financial statements. Prior to our consolidation, the Landmark at Spring Creek property was owned by unaffiliated third parties and leased by our wholly owned subsidiary. Pursuant to the master lease or other operative agreement between our wholly owned subsidiary and the respective third party property owners, our wholly owned subsidiary was entitled to a disposition fee in the event that the leased property was sold. We recognized this as a disposition fee rights intangible of $284,000 for the year ended December 31, 2013. Upon our acquisition of a controlling interest of Landmark at Spring Creek, we waived the disposition fee from the sellers of the controlling interest and, therefore, wrote off the full amount of the disposition fee rights intangible to general, administrative and other expenses in our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, we had below market lease intangibles, net of $878,500 and $870,000, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. We amortize our below market lease intangibles on a straight-line basis over the average remaining term of the in-place leases at the time of acquisition as an increase to rental income.

Amortization expense recorded on the identified intangible assets, net for the three months ended March 31, 2014 and 2013 was $17.8 million and $4.5 million, respectively.

7. Other Assets, Net

Other assets, net consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Deferred financing costs, net of accumulated amortization of $6.8 million and $4.4 million as of March 31, 2014 and December 31, 2013, respectively	$15,255	$14,513
Prepaid expenses and deposits	8,900	4,298
Fair value of interest rate cap agreements	388	478

	$24,543	$19,289

Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2014 and 2013 was $1.9 million and $583,000, respectively.

8. Debt

Our mortgage loan payables, net, unsecured notes payable to affiliates, the variable rate secured credit facility with Bank of America, N.A. and certain other lenders, or the Credit Facility, and our line of credit as of March 31, 2014 and December 31, 2013, are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loan payables — fixed	$754,658	$652,345
Mortgage loan payables — variable	236,755	175,120

Total secured fixed and variable rate debt	991,413	827,465
Premium, net	10,128	10,969

Total mortgage loan payables, net	1,001,541	838,434
Credit Facility	165,900	145,200
Line of credit	2,629	—

Total secured fixed and variable rate debt, net	$1,170,070	$983,634

Unsecured notes payable to affiliates	$5,784	$5,784

Scheduled payments and maturities of mortgage loan payables, net, unsecured notes payable to affiliates, the Credit Facility and our line of credit at March 31, 2014 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2014	$11,129	$7,639	$—
2015	12,709	334,371	500
2016	11,228	223,117	—
2017	9,601	99,726	—
2018	7,611	133,765	5,284
Thereafter	13,976	295,070	—

	$66,254	$1,093,688	$5,784

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables and the Credit Facility.

Mortgage Loan Payables, Net

Mortgage loan payables, net were $1 billion ($991.4 million, excluding mark to market) and $838.4 million ($827.5 million, excluding mark to market) as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had 56 fixed rate and 11 variable rate mortgage loans with effective interest rates ranging from 2.16% to 6.58% per annum and a weighted average effective interest rate of 4.62% per annum. As of March 31, 2014, we had $764.8 million ($754.7 million, excluding mark to market) of fixed rate debt, or 76.4% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum and $236.7 million of variable rate debt, or 23.6% of mortgage loan payables, at a weighted average effective interest rate of 2.71% per annum. As of December 31, 2013, we had 47 fixed rate and ten variable rate mortgage loans with effective interest rates ranging from 2.37% to 6.58% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2013, we had $663.3 million ($652.3 million, excluding market to market) of fixed rate debt, or 79.1% of mortgage loan payables, at a weighted average interest rate of 5.18% per annum and $175.1 million of variable rate debt, or 20.9% of mortgage loan payables, at a weighted average effective interest rate of 2.92% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of March 31, 2014 and December 31, 2013, we were in compliance with all such requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of March 31, 2014, 22 of our mortgage loan payables had monthly interest-only payments, while 45 of our mortgage loan payables as of March 31, 2014 had monthly principal and interest payments.

Unsecured Notes Payable to Affiliates

On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of ELRH, in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing to Holdings II 613,497 shares of restricted common stock. Between May 10, 2013 and September 23, 2013, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to Holdings II unsecured promissory notes in the aggregate principal amount of $284,000. These unsecured notes payable to affiliates mature on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.

As of March 31, 2014, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on August 3, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%. On July 31, 2013, Legacy Galleria, LLC became our affiliate in connection with the joint venture transaction with Legacy at Stafford Landing, LLC, our joint venture partner. The Legacy Unsecured Note was recorded as an unsecured note payable to affiliates in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Credit Facility

The Credit Facility is in the aggregate maximum principal amount of $130 million and, subject to certain terms and conditions, can be increased by up to an additional $50 million upon approval from the lender and holders of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, and our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or the Series E Preferred Stock. The amount available under the Credit Facility is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all collateral properties. The Credit Facility agreements permit multiple term loan draws, which are only available to be drawn for six months following the closing date of the Credit Facility. As of March 31, 2014, we had $165.9 million outstanding under the Credit Facility with $14.1 million available to be drawn on the incremental facility and 14 of our properties pledged as collateral.

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

All borrowings under the Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of March 31, 2014, our current annual interest rate was 2.94% on principal outstanding of $165.9 million, which represents the Eurodollar Rate, based on a two month interest period plus a margin of 2.75%. We are required by the terms of the Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. As of March 31, 2014, we were in compliance with all such requirements

Line of Credit

On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10 million to be used for working capital and general corporate uses. Our revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of March 31, 2014, we had $2.6 million outstanding under the line of credit with $7.4 million available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of March 31, 2014, our current annual interest rate was 3.15% on principal outstanding of $2.6 million.

Loss on Debt Extinguishment

The initial Credit Facility proceeds were used, in part, to refinance existing mortgage loan payables during the quarter ended March 31, 2013. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the quarter ended March 31, 2013.

9. Preferred Stock and Warrants to Purchase Common Stock

Series D Preferred Stock

As of March 31, 2014, we had issued an aggregate of 20,976,300 shares of Series D Preferred Stock to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, at a price of $10.00 per share. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 8.75% per annum compounded monthly, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. The Company, however, may elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series D Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series D Current Dividend on the 15th of each month. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014 and 2013, we incurred preferred dividends classified as interest expense of $7.7 million and $0, respectively, related to the Series D Preferred Stock.

In addition to other preferential rights upon voluntary or involuntary liquidation, dissolution or winding up of our affairs, each holder of Series D Preferred Stock is entitled to receive liquidating distributions in cash in an amount equal to $10.00 per share plus any accrued and unpaid dividends due under the agreement before any distribution or payment is made to the holders of our common stock upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs. Also, pursuant to the protective provisions of the agreements designating the Series D Preferred Stock, or the Series D Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts.

We are required to redeem all outstanding shares of Series D Preferred Stock on June 28, 2016, subject to a one year extension, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series D Preferred Stock agreements. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our condensed consolidated balance sheet as of March 31, 2014. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due. If an event of default occurs on our mortgage loan payables, the Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock.

In addition, in the event of a triggering event as described in the Series D Preferred Stock agreements, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the quarter ended March 31, 2014 was $979,000. We did not record accretion expense for the three months ended March 31, 2013, as there were no shares of Series D Preferred Stock outstanding for such period.

As of March 31, 2014 and December 31, 2013, the fair value of this derivative was $12 million and $11.1 million, respectively. The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through general, administrative and other expense. For the quarter ended March 31, 2014, the change in fair value was $900,000. The Series D Preferred Stock and the derivative are presented together in the condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock with derivative in the amount of $211.2 million and $209.3 million as of March 31, 2014 and December 31, 2013, respectively.

Series E Preferred Stock

On January 7, 2014, we issued an aggregate of 6,800,000 shares of our Series E Preferred Stock, a new series of our preferred stock, to iStar and BREDS at a price of $10.00 per share, for an aggregate of $68 million. In addition, during a period of up to six months from January 7, 2014 and subject to certain conditions, we can require iStar and BREDS to purchase up to an aggregate of 600,000 additional shares of Series E Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been or will be used primarily to acquire and renovate additional apartment communities. As of March 31, 2014, we had issued an aggregate of 6,800,000 shares of Series E Preferred Stock.

Holders of the Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 9.25% per annum compounded monthly, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. The Company, however, may elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series E Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series E Current Dividend on the 15th of each month. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014 and 2013, we incurred preferred dividends classified as interest expense of $2.3 million and $0, respectively, related to the Series E Preferred Stock.

In addition to other preferential rights upon voluntary or involuntary liquidation, dissolution or winding up of our affairs, each holder of Series E Preferred Stock is entitled to receive liquidating distributions in cash in an amount equal to $10.00 per share plus any accrued and unpaid dividends due under the agreement, before any distribution or payment is made to the holders of our common stock upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs. Also, pursuant to the protective provisions of the agreements designating the Series E Preferred Stock, or the Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts.

We are required to redeem all outstanding shares of Series E Preferred Stock on June 28, 2016, subject to a one year extension, for a cash payment to the holders of the Series E Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series E Preferred Stock agreements. Based on the requirement of redemption for cash, the Series E Preferred Stock is classified as a liability in our condensed consolidated balance sheet as of March 31, 2014. Failure to redeem the Series E Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the Series E Preferred Stock agreements. If an event of default occurs on our mortgage loan payables, net, the Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series E Preferred Stock.

In addition, in the event of a triggering event as described in the Series E Preferred Stock agreements, we are obligated to redeem not less than 50% of the shares of the Series E Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $6 million with a corresponding discount recorded to the value of the Series E Preferred Stock. The Series E Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series E Preferred Stock discount for the quarter ended March 31, 2014 was $534,000. We did not record accretion expense for the three months ended March 31, 2013, as there were no shares of Series E Preferred Stock outstanding for such period.

The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through general, administrative and other expense. As of March 31, 2014, the fair value of this derivative was $6.6 million, and accordingly, the change in fair value was $600,000. The Series E Preferred Stock and the derivative are presented together in our condensed consolidated balance sheets as Series E cumulative non-convertible redeemable preferred stock with derivative in the amount of $69.1 million as of March 31, 2014.

Warrants to Purchase Common Stock

In connection with the issuances of our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, which were redeemed in 2013, we issued warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering or in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

The fair value of the warrants as of March 31, 2014 and December 31, 2013 was $1 million and $1.8 million, respectively, and is reflected in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in general, administrative and other expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014 and 2013, we recorded $750,000 and $398,000, respectively, related to changes in the fair value of the warrants. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

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

Acquisition Contingent Consideration

        We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets, our operating partnership agreed to issue up to $10 million in restricted limited partnership units to ELRH. Additionally, ELRH has the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates. We recorded an estimated fair value of $6.7 million for this contingent consideration on March 14, 2013, which was recorded in acquisition contingent consideration in our condensed consolidated balance sheets as of March 31, 2013. During the year ended December 31, 2013, this liability was reduced by $2 million for achieving the contingency and by an adjustment to the fair value calculation of $715,000. We issued $1.1 million in restricted limited partnership units and we issued promissory notes in the aggregate principal amount of $284,000 to settle a portion of the achieved contingency. The remaining $568,000 in achieved contingencies is recorded in other payables due to affiliates in our condensed consolidated balance sheets and will be paid 50% in restricted limited partnership units and 50% in promissory notes. As of March 31, 2014 and December 31, 2013, we determined that the fair value of the acquisition contingent consideration was $1.3 million and $4 million, respectively. We recognized $276,000 in achieved contingencies which is recorded in other payables due to affiliates in our condensed consolidated balance sheets and a change in fair value of $2.4 million for the three months ended March 31, 2014 which is recorded in general, administrative and other expense on our condensed consolidated statements of comprehensive operations. The decrease in fair value is due to a targeted amount of funds not being raised by a certain date which reduced our acquisition contingent consideration. See Note 14, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

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

ELRM and Management Support Services Agreement

On August 3, 2012, we and our operating partnership entered into definitive agreements to acquire a total of 22 properties, which included 21 apartment communities and one parcel of undeveloped land, or the Contributed Properties. As of March 31, 2014, we had completed the acquisition of 21 of the 22 Contributed Properties. In connection with the acquisition of the Contributed Properties, our Property Manager entered into a management support services agreement with ELRM who was the property manager of the properties at that time. During the period from January 1, 2013 to March 14, 2013, 32 of the 34 properties we owned had management support services or other accounting services performed by ELRM. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.00% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2.00% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. For the three months ended March 31, 2014 and 2013, we incurred approximately $0 and $418,000, respectively, in management support services fees and accounting services performed by ELRM, which are included in general, administrative and other expense in our condensed consolidated statements of comprehensive operations. Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, owned a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services.

We are also reimbursed between 25% and 100% by ELRH for the salaries we pay to certain of our employees. Amounts reimbursed represent management’s estimate of these employees’ time spent on behalf of ELRH. For the three months ended March 31, 2014 and 2013, we were reimbursed $331,000 and $0, respectively, by ELRH.

Timbercreek U.S. Multi-Residential Opportunity Fund #1

As part of the ELRM Transaction, we acquired certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, or the Timbercreek Fund, an Ontario, Canada limited partnership. Also, during the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, we had a commitment to purchase 500,000 Class A Units in the Timbercreek Holding L.P. in exchange for consideration of $5 million. On December 20, 2013, we purchased the 500,000 Class A Units in the Timbercreek Holding L.P. for consideration in the amount of $5 million, thereby becoming a limited partner is the Timbercreek Holding L.P. The Timbercreek Holding L.P. is a limited partner in the Timbercreek Fund. Mr. Lubeck and Ms. Elizabeth Troung, our Chief Investment Officer, serve on the Investment Committee of the Timbercreek Fund.

Limited Partnership Units Issued in Connection with Acquisitions

As of March 31, 2014, we had issued 33,756,657 limited partnership units with an aggregate value of $275.1 million. Such limited partnership units were issued directly or indirectly, to Messrs. Lubeck, Salkind and Kobel, three of our directors, and Mr. Miller, our Chief Accounting Officer and Chief Operating Officer, in connection with the acquisition of apartment communities and the ELRM Transaction.

Other

As of March 31, 2014 and December 31, 2013, we had $2.7 million and $2.5 million outstanding, respectively, which were recorded in other receivables due from affiliates in our condensed consolidated balance sheets. The amounts outstanding represented amounts due from our managed properties owned by affiliated third parties as part of the normal operations of our Property Manager.

As of March 31, 2014 and December 31, 2013, we had $1.7 million and $915,000, respectively, which were recorded in other payables due to affiliates in our condensed consolidated balance sheets. The amounts outstanding represented amounts due to our managed properties owned by affiliated third parties as part of the normal operations of our Property Manager and due to ELRH in connection with the ELRM Transaction.

12. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2014 and December 31, 2013, we had issued and outstanding 20,976,300 shares of Series D Preferred Stock. Additionally, as of March 31, 2014, we had issued and outstanding 6,800,000 shares of Series E Preferred Stock. See Note 9, Preferred Stock and Warrants to Purchase Common Stock.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of March 31, 2014 and December 31, 2013, we had 25,256,033 and 25,182,988 shares, respectively, of our common stock issued and outstanding.

The following are the equity transactions for our common stock during the three months ended March 31, 2014:

•	68,845 shares of common stock were issued pursuant to the DRIP (as defined below).

•	5,000 shares of restricted common stock were issued to certain of our independent directors pursuant to the terms and conditions of the 2006 Award Plan (as defined below).

•	800 shares of restricted common stock were forfeited by an independent director upon his resignation from our board of directors.

Our distributions are subject to approval by our board of directors. Our common stock distributions as of March 31, 2014 and December 31, 2013 totaled $0.30 per share for each period then ended.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2014 and December 31, 2013, there were 10,600 shares and 7,400 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term investment plan units, or LTIP Units, could potentially dilute the basis earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

Distribution Reinvestment Plan

In the first quarter of 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the DRIP. The DRIP provides a way to increase stockholders’ investment in the Company by reinvesting distributions to purchase additional shares of our common stock. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment. Distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Our board of directors has not determined that any fair value of a share of our common stock other than $8.15 per share is appropriate. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value. For the three months ended March 31, 2014, $561,000 in distributions were reinvested and 68,845 shares of our common stock were issued pursuant to the DRIP.

Limited Partnership Units

As of March 31, 2014 and December 31, 2013, we had issued 40,153,026 and 33,450,957 limited partnership units to our non-controlling interest holders, respectively, for a total consideration of $327.2 million and $272.6 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. In connection with the ELRM Transaction, ELRH and certain of its affiliates can receive up to an additional $1.6 million in limited partnership units based upon the preliminary valuation of these units. The limited partnership units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 13, Non-Controlling Interests, for additional information on our limited partnership units.

LTIP Units

As of March 31, 2014 and December 31, 2013, we had issued a total 735,781 and 720,322 LTIP Units under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. On March 14, 2013, we issued 256,042 restricted LTIP Units in connection with the ELRM Transaction, which vest in equal amounts over a period of three years, subject to certain cancellation provisions.

2006 Incentive Award Plan

We adopted our 2006 Incentive Award Plan, or the 2006 Award Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our 2006 Award Plan is 2,000,000, subject to adjustment under specified circumstances.

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2014 and 2013, we recognized compensation expense of $14,000 and $5,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other in our accompanying condensed consolidated statements of comprehensive operations.

As of March 31, 2014 and December 31, 2013, there was $74,000 and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of March 31, 2014, this expense is expected to be recognized over a remaining weighted average period of 2.87 years.

As of March 31, 2014 and December 31, 2013, the fair value of the nonvested shares of our restricted common stock was $86,000 and $60,310, respectively, based upon an $8.15 weighted average per share price at grant date. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2014 and December 31, 2013, and the changes for the three months ended March 31, 2014, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	7,400	$9.00
Granted	5,000	8.15
Vested	(1,000)	8.15
Forfeited	(800)	8.15

Balance — March 31, 2014	10,600	$8.74

2012 Other Equity-Based Award Plan

During 2012, our board of directors adopted our 2012 Other Equity-Based Award Plan, or the 2012 Award Plan, which is intended to assist our company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the Company and its affiliates and to associate their interests with those of the Company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan. Pursuant to the 2012 Award Plan, our board of directors or the compensation committee of our board of directors may make grants of other equity-based awards to our independent directors, employees and certain consultants. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, and the terms and conditions of such other equity-based awards are determined by our board of directors or the compensation committee of our board of directors, as applicable. The maximum aggregate number of shares of our common stock that may be issued under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock.

13. Non-Controlling Interests

Redeemable Non-Controlling Interests in Operating Partnership

As of March 31, 2014 and December 31, 2013, we had issued 40,153,026 and 33,450,957 limited partnership units, respectively, for a total consideration of $327.2 million and $272.6 million, respectively, in relation to the acquisition of apartment communities and the ELRM Transaction. If the limited partnership units were to be redeemed, the total redemption value would have been $327.2 million as of March 31, 2014. The following are the equity transactions for our limited partnership units during the three months ended March 31, 2014:

•	12,765 limited partnership units were issued pursuant to the DRIP.

•	1,252,245 limited partnership units were issued as partial consideration for the acquisition of Landmark at Chesterfield, Landmark at Coventry Pointe, Landmark at Grand Oasis, and Landmark at Rosewood.

•	3,425,900 limited partnership units were issued as partial consideration for the acquisition of Lake Village East, Lake Village North, Lake Village West, and Landmark at Laurel Heights.

•	894,183 limited partnership units were issued as partial consideration for the acquisition of Landmark at Bella Vista.

•	1,116,976 limited partnership units were issued as partial consideration for the acquisition of Landmark at Maple Glen.

For the three months ended March 31, 2014, $104,000 in distributions were reinvested and 12,765 limited partnership units were issued. There were no distributions reinvested for the three months ended March 31, 2013.

As of March 31, 2014 and December 31, 2013, we owned approximately 38.2% and 42.4% of the general partnership interest in our operating partnership, respectively, and the limited partners owned approximately 61.8% and 57.6%, respectively, of the limited partnership interests in our operating partnership.

Non-Controlling Interest in Joint Ventures

Non-controlling interest represents interests of our joint venture partners in seven consolidated apartment communities as of March 31, 2014, and is presented as part of equity in our condensed consolidated balance sheets. We consolidate an entity in which we own less than 100% but we hold the controlling financial interest. In addition, we consolidate any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to participate substantially in the decision-making process nor the ability to remove us as general partner or managing member without cause. As of March 31, 2014 and December 31, 2013, the amount of non-controlling interest was $28.5 million and $3.9 million, respectively. During the three months ended March 31, 2014 and 2013, net loss attributable to non-controlling interest was $1.5 million and $0, respectively.

14. Fair Value of Derivatives and Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures.

Derivative Financial Instruments

We manage our interest rate risk through the use of derivative financial instruments. We do not enter into derivative transactions for trading or other speculative purposes. The interest rate derivatives that we primarily use are interest rate caps and interest rate swaps. We enter into these interest rate derivative transactions to reduce our exposure to fluctuations in interest rates on future debt issuances. We assess the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. The fair values of the hedging derivatives and non-designated derivatives that are in an asset position are recorded in other assets, net on the accompanying condensed consolidated balance sheets. The fair value of derivatives that are in a liability position are included in security deposits, prepaid rent and other liabilities on the accompanying condensed consolidated balance sheets.

As of March 31, 2014, we had entered into five interest rate cap agreements. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The fair value of our interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above the strike rate of the cap using a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014 and 2013, the change in fair value resulted in an increase to interest expense of $97,000 and $27,000, respectively.

As of March 31, 2014, we had entered into three interest rate swap agreements pursuant to which we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date and have designated two of these as hedging derivatives and one as a non-designated hedge. The fair value of our interest rate swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.

For the two interest rate swaps that we have determined qualify as effective cash flow hedges, we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive loss in the condensed consolidated statements of equity. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $279,000 and $(310,000) in other comprehensive loss/(income) for the three months ended March 31, 2014 and 2013, respectively. The one interest rate swap is not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014 and 2013, we did not have a change in fair value.

The following table summarizes our derivative financial instruments at March 31, 2014 and December 31, 2013 (in thousands, except interest rates):

	March 31, 2014			December 31, 2013
	Non- designated Hedges		Cash Flow Hedges	Non- designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$102,065	$58,800	$32,100	$102,065	$32,100
Weighted average interest rate(1)	2.81%	2.17%	2.38%	2.81%	2.38%
Weighted average capped interest rate	3.68%	N/A	N/A	3.68%	N/A
Earliest maturity date	Mar-15	Sep-18	Jul-20	Mar-15	Jul-20
Latest maturity date	Jul-18	Sep-18	Aug-20	Jul-18	Aug-20
Estimated fair value, asset/(liability), net	$381	$(1,355)	$(629)	$478	$(350)

(1)	For the interest rate caps, this represents the weighted average interest rate on the debt.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at March 31, 2014	Carrying Value at March 31, 2014
Liabilities
Mortgage loan payables, net(1)	$—	$1,034,253	$—	$1,034,253	$1,001,541
Unsecured notes payable to affiliates(2)	—	—	5,784	5,784	5,784
Credit Facility(1)	—	165,929	—	165,929	165,900
Line of credit(1)	—	2,629	—	2,629	2,629
Acquisition contingent consideration(3)	—	—	1,321	1,321	1,321
Warrants(4)	—	—	1,039	1,039	1,039
Series D preferred stock derivative(5)	—	—	12,000	12,000	12,000
Series E preferred stock derivative(6)	—	—	6,600	6,600	6,600

Liabilities at fair value	$—	$1,202,811	$26,744	$1,229,555	$1,196,814

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.
(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.

(3)	The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets.
(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.
(5)	The fair value of the Series D Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series D Preferred Stock outstanding as of the date of a triggering event as described in the Series D Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series D Preferred Stock, and the discount rate.
(6)	The fair value of the Series E Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series E Preferred Stock outstanding as of the date of a triggering event as described in the Series E Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series E Preferred Stock, and the discount rate.

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2013	Carrying Value at December 31, 2013
Liabilities
Mortgage loan payables, net(1)	$—	$858,658	$—	$858,658	$838,434
Unsecured notes payable to affiliates(2)	—	—	5,784	5,784	5,784
Credit Facility(1)	—	145,247	—	145,247	145,200
Acquisition contingent consideration(3)	—	—	4,030	4,030	4,030
Warrants(4)	—	—	1,789	1,789	1,789
Series D preferred stock derivative(5)	—	—	11,100	11,100	11,100

Liabilities at fair value	$—	$1,003,905	$22,703	$1,026,608	$1,006,337

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.
(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.
(3)	The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets.
(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.
(5)	The fair value of the Series D Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series D Preferred Stock outstanding as of the date of a triggering event as described in the Series D Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series D Preferred Stock, and the discount rate.

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability, Series D Preferred Stock derivative and Series E Preferred Stock derivative measured on a recurring basis for which the Company has designated as Level 3 (in thousands):

	Acquisition Contingent Consideration	Warrants	Series D Preferred Stock Derivative	Series E Preferred Stock Derivative
Balance at December 31, 2013	$4,030	$1,789	$11,100	$—
Additions	—	—	—	6,000
Change due to liability realized	(276)	—	—	—
Changes in fair value(1)	(2,433)	(750)	900	600

Balance at March 31, 2014	$1,321	$1,039	$12,000	$6,600

(1)	Reflected in general, administrative and other expense in our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2014.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2014.

15. Business Combinations

2014 Property Acquisitions

For the three months ended March 31, 2014, we completed the acquisition of 12 consolidated apartment communities, including six properties held through consolidated joint ventures, adding a total of 4,397 apartment units to our property portfolio. The aggregate purchase price was approximately $319.5 million, plus closing costs and acquisition fees of $3.1 million, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of comprehensive operations. See Note 3, Real Estate Investments — Real Estate Acquisitions, for a listing of the properties acquired and the dates of the acquisitions.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2014 for the period subsequent to the acquisition dates. For the period from the acquisition dates through March 31, 2014, we recognized $9.4 million in revenues and $5.2 million in net loss for the newly acquired properties.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

March 31, 2014
Land	$54,760
Land improvements	16,957
Building and improvements	233,809
Furniture, fixtures and equipment	4,570
In-place leases	9,830
(Above)/below market leases	(1,146)
Fair market value of assumed debt	(150,975)
Other assets/liabilities, net	(28,960)

Total	138,845
Equity/limited partnership unit consideration	(54,518)

Net cash consideration	$84,327

In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we allocated the purchase price of the 12 apartment communities to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. Certain allocations as of March 31, 2014 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

2013 Property Acquisitions

For the three months ended March 31, 2013, we completed the acquisition of eight consolidated apartment communities, adding a total of 1,838 apartment units to our property portfolio. The aggregate purchase price was $147.3 million, plus closing costs and acquisition fees of $494,000, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of comprehensive operations.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through March 31, 2013, we recognized $883,000 in revenues and $233,000 in net loss for the newly acquired properties.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

March 31, 2013
Land	$19,476
Land improvements	11,736
Building and improvements	109,268
Furniture, fixtures and equipment	2,393
In-place leases	3,168
Fair market value of assumed debt	(33,915)
Other assets/liabilities, net	(807)

Total	111,319
Equity/limited partnership unit consideration	(29,217)

Net cash consideration	$82,102

In accordance with ASC Topic 805, we allocated the purchase price of the eight apartment communities to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2013.

ELRM Transaction

In connection with the ELRM Transaction, we acquired the property management business of ELRH and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our condensed consolidated statements of comprehensive operations for the period subsequent to the acquisition date through March 31, 2013. For the period from March 14, 2013 through March 31, 2013, we recognized $124,000 in revenues and $84,000 in consolidated net loss before income tax benefit, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expenses.

The purchase price allocation for the ELRM Transaction is final with no adjustments since December 31, 2013. Our purchase price allocation related to the ELRM Transaction is as follows (in thousands):

Property Management Business
Assets:
Furniture, fixtures and equipment	$81
Other assets, net	150
Identified intangible assets, net(1)(3)	21,070
Goodwill(2)(3)	9,679

Total purchase price	30,980
Accounts payable and accrued liabilities	(196)
Unsecured notes payable to affiliate	(10,000)
Limited partnership units	(9,839)
Acquisition contingent consideration	(6,734)
Deferred tax liability, net	(4,211)

Cash paid	$0

(1)	Included in identified intangible assets, net on the condensed consolidated balance sheets, as of March 31, 2014.
(2)	Included as goodwill on the condensed consolidated balance sheets, as of March 31, 2014. Our annual impairment test date will be December 31, 2014. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.
(3)	In the third quarter of the year ended December 31, 2013, we recorded an increase to goodwill of $3.3 million and a decrease to identified intangible assets of $3.3 million as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired during the quarter. During the fourth quarter of the year ended December 31, 2013, we recorded a decrease of $1 million to goodwill and a decrease of $1 million to deferred tax liability, net.

Pro Forma Financial Data (Unaudited)

Assuming the acquisitions of the 12 consolidated apartment communities discussed above and the 38 consolidated apartment communities that we acquired during 2013 had occurred on January 1, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Revenues	$62,678	$57,573
Net loss	$(24,382)	$(5,727)
Net loss attributable to common stockholders	$(8,942)	$(2,999)
Net loss per common share attributable to common stockholders — basic and diluted	$(0.35)	$(0.14)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16. Subsequent Events

Declaration of Distributions

On April 17, 2014, our board of directors authorized monthly distributions to our stockholders of record as of the close of business on April 30, 2014, May 31, 2014 and June 30, 2014. Each such authorized distribution will be equal to $0.025 per share of common stock, which is equal to an annualized distribution rate of 3.00% based upon a purchase price of $10.00 per share and 3.68% based upon a purchase price of $8.15 per share value. The April 2014 distribution was paid in May 2014 from legally available funds. The May 2014 and June 2014 distributions will be paid in June 2014 and July 2014, respectively, from legally available funds.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Landmark Apartment Trust of America, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of March 31, 2014, and the related condensed consolidated statements of comprehensive operations and cash flows for the three-month periods ended March 31, 2014 and 2013, and the condensed consolidated statement of equity for the three months ended March 31, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of December 31, 2013, and the related consolidated statements of comprehensive loss, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 21, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Landmark Apartment Trust of America, Inc. as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia
May 15, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company” or “our” refers to Landmark Apartment Trust of America, Inc., a Maryland corporation, and its subsidiaries, including Landmark Apartment Trust of America Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2014 and December 31, 2013, together with our results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: the availability of financing; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; and the availability of sources of capital. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.

Overview and Background

Landmark Apartment Trust of America, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through our operating partnership, Landmark Apartment Trust of America Holdings, LP. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential primarily in the Sunbelt region, which comprises the South and Southwest regions of the United States. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT.

Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock. On February 24, 2011, our board of directors adopted the Second Amended and Restated Dividend Reinvestment Plan, or the DRIP, which was effective as of March 11, 2011. The DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95 million. Pursuant to the DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, our board of directors determined the fair value of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value.

On August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties from Elco Landmark Residential Holdings, LLC, or ELRH, and DeBartolo Development LLC, or DeBartolo, and its affiliates, which included 21 apartment communities and one parcel of undeveloped land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in our operating partnership, cash and assumed mortgage indebtedness. As of March 31, 2014, we had completed the acquisition of 21 of the 22 properties.

On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130 million, or the Credit Facility, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. We use the proceeds from the Credit Facility for general corporate purposes, including refinancing existing debt on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Credit Facility by an additional $50 million. We initially exercised our option to increase aggregate borrowings available under the Credit Facility from $130 million to $145.2 million on October 10, 2013 and drew down the amount of $15.2 million to fund the acquisition of an apartment community. We again exercised the option to increase the Credit Facility on January 15, 2014 and drew down the amount of $20.7 million to fund the acquisition of an apartment community. As of March 31, 2014, we had an outstanding principal balance of $165.9 million under our Credit Facility.

On March 14, 2013, we completed the acquisition of the management operations of Elco Residential Management, LLC and certain of its affiliates, or, collectively, the ELRM Parties, and acquired the management operations of the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Opportunity Fund # 1, an Ontario, Canada limited partnership. We refer to this acquisition as the ELRM Transaction. The aggregate consideration that the ELRM Parties will receive in connection with the ELRM Transaction will be up to $26.2 million (subject to certain adjustments and clawbacks) and consists of restricted units of limited partnership interests in our operating partnership having an aggregate value of $16.2 million and $10 million payable under a promissory note. In connection with the ELRM Transaction, on December 20, 2013, we purchased 500,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding, L.P., a Delaware limited partnership, for consideration in the amount of $5 million consisting of 613,497 shares of our restricted common stock. Additionally, an affiliate of the ELRM Parties will have the opportunity to earn additional consideration in the form of restricted limited partnership interests in our operating partnership and a promissory note through an earn-out arrangement, which is based on projected fees that we would earn in connection with new property management agreements for properties of the ELRM Parties. As of March 31, 2014, we had issued 139,759 restricted limited partnership interests in our operating partnership for an aggregate value of $1.1 million, $284,000 in promissory notes and $844,000 in incurred liabilities to the ELRM Parties for additional consideration that was earned.

On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, shares of our 8.75% the Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, a new series of our preferred stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. As of March 31, 2014, we had issued a total of 20,976,300 shares of Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $209.8 million. We used the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, and to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding at a price that, as of March 31, 2014, would have included a premium of $10.6 million.

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

On December 31, 2013, we entered into an agreement, or the Omnibus Agreement, with ELRH, Elco Holdings Ltd., an Israeli public corporation, or EH, and Elco North America Inc., a Delaware corporation, or ENA. EH is the parent company of ENA. The principal purposes of the Omnibus Agreement and the transactions contemplated thereunder are to (i) enable us to acquire an interest in a total of 26 separate apartment communities from ELRH and certain of its affiliates (all of which have been acquired as of March 31, 2014, including two apartment communities that we account for under the equity method); and (ii) enable a restructuring transaction of ENA.

On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS an aggregate of up to $74 million in shares of our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, a new series of our preferred stock. Holders of the Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. As of March 31, 2014, we had issued a total of 6,800,000 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $68 million. In addition, during a period of up to six months from January 7, 2014 and subject to certain conditions, we can require iStar and BREDS to purchase up to an aggregate of 600,000 additional shares of Series E Preferred Stock for cash at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been or will be used primarily to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that, as of March 31, 2014, would have included a premium of $5.5 million.

Pursuant to the protective provisions of the agreements designating the Series D Preferred Stock and the Series E Preferred Stock, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts.

As of March 31, 2014, we consolidated 79 apartment communities, including seven properties held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 23,991 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these properties as our consolidated owned properties. We hold a non-controlling interest in two apartment communities with an aggregate of 750 apartment units which are accounted for under the equity method. We also serve as the third-party manager for an additional 23 properties which have an aggregate of 7,984 apartment units of which we have no ownership interest. We refer to these as our managed properties. Our managed properties are managed by ATA Property Management, LLC, or our Property Manager, which also includes ELRH’s integrated real estate operating company which we acquired in 2013.

The table below shows the concentration of our consolidated owned and managed properties as of March 31, 2014.

	Consolidated Owned Properties		Managed Properties
State	Number of Properties as of March 31, 2014	Number of Units as of March 31, 2014	Number of Properties as of March 31, 2014	Number of Units as of March 31, 2014
Texas
Dallas, TX	22	6,367	1	198
Austin, TX	3	974	3	617
San Antonio, TX	2	705	2	383
Houston, TX	2	602	—	—

Subtotal for Texas	29	8,648	6	1,198

Florida
Tampa Bay, FL	8	2,290	—	—
Orlando, FL	3	1,092	2	548
Melbourne, FL	2	436	—	—
Jacksonville, FL	3	870	7	1,842
Daytona Beach, FL	1	233	—	—
Ft. Myers, FL	1	180	—	—

Subtotal for Florida	18	5,101	9	2,390

North Carolina
Charlotte, NC	9	2,411	1	476
Raleigh, NC	3	969	3	1,038
Greensboro, NC	1	240	—	—

Subtotal for North Carolina	13	3,620	4	1,514

Alabama
Birmingham, AL	3	1,640	—	—

Subtotal for Alabama	3	1,640	—	—

Georgia
Atlanta, GA	8	2,792	3	2,457

Subtotal for Georgia	8	2,792	3	2,457

Tennessee
Nashville, TN	3	1,000	—	—

Subtotal for Tennessee	3	1,000	—	—

Virginia
Portsmouth, VA	2	394	—	—
Charlottesville, VA	—	—	1	425

Subtotal for Virginia	2	394	1	425

South Carolina
Columbia, SC	3	796	—	—

Subtotal for South Carolina	3	796	—	—

Total Properties	79	23,991	23	7,984

Critical Accounting Policies

The complete listing of our critical accounting policies was previously disclosed in our 2013 Annual Report on Form 10-K, as filed with the SEC on March 24, 2014. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K, as filed with the SEC on March 24, 2014.

Acquisitions

For information regarding our acquisitions, see Note 3, Real Estate Investments and Note 15, Business Combinations to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those Risk Factors previously disclosed in our 2013 Annual Report on Form 10-K, as filed with the SEC on March 24, 2014.

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

Management Fee Income

The amount of management fee income generated by our property management company depends, in part, on our ability to maintain our property management contracts with third party property owners and to increase the property management fees, if possible. If we were to purchase a managed property from a third party, then our management fee income would decrease and would be offset by any rental income received. The amount of management fee income generated by our property management company also depends on the ability of the third party property owners to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the then existing market rental rates. Negative trends impacting one or more of these factors could adversely affect our management fee income in future periods.

Results of Continuing Operations

Our continuing operating results are primarily comprised of income derived from our portfolio of apartment communities and our income derived by our Property Manager in connection with management services performed for properties owned by affiliated third parties.

Except where otherwise noted, the change in our results of continuing operations was primarily due to changes in our number of consolidated owned and managed apartment communities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We consolidated a total of 79 apartment communities as of

March 31, 2014 (including seven properties held through consolidated joint ventures), compared to a total of 38 apartment communities that we consolidated as of March 31, 2013. We also consolidated the operations of our three leased apartment communities owned by unaffiliated third parties for the three months ended March 31, 2013. Subsequent to March 31, 2013, we acquired two of the three leased apartment communities, and we acquired a controlling interest in the remaining leased apartment community on February 6, 2014. Therefore, we did not lease any apartment communities as of March 31, 2014. Because we own the operations of the three formerly leased apartment communities, and therefore, consolidate the operations of such apartment communities, these acquisitions did not result in an increase of rental income, other property revenues, and rental expenses for the three months ended March 31, 2014 and 2013. However, the acquisitions did result in a significant decrease in property lease expense, as discussed below. We also sold two apartment communities in 2013, which are included in income from discontinued operations on our condensed consolidated statements of comprehensive operations as of March 31, 2013. In connection with the ELRM Transaction, we acquired the property management business of ELRH and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our condensed consolidated statements of comprehensive operations for the period subsequent to the acquisition date through March 31, 2013 and for the three months ended March 31, 2014.

Revenues

For the three months ended March 31, 2014 and 2013, revenues were $62.5 million and $25.5 million, respectively. For the three months ended March 31, 2014, revenues were comprised of rental income of $51.8 million, other property revenues of $7.3 million, management fee income of $958,000 and reimbursed income of $2.4 million. For the three months ended March 31, 2013, revenues were comprised of rental income of $21.7 million, other property revenues of $2.9 million, management fee income of $242,000 and reimbursed income of $674,000. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion. The increase in revenues for the three months ended March 31, 2014 was primarily attributed to the increase in the number of apartment communities we consolidated and owned, as discussed above.

The average occupancy for our consolidated owned properties was 95.3% as of March 31, 2014, as compared to 94.8% as of March 31, 2013. The average occupancy of our three leased apartment communities was 92.1% as of March 31, 2013. The average rental rate for our consolidated owned properties was $752 for the three months ended March 31, 2014, as compared to $810 for the three months ended March 31, 2013. The average rental rate for our three leased apartment communities owned by unaffiliated third parties was $683 for the three months ended March 31, 2013. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term. The decrease in per unit rental rates resulted from a diversification of our operating strategy to purchase slightly older properties with lower rental rates. This strategy allows us to offer housing in our growth oriented markets to more qualified renters within our markets. While these newly acquired properties may be older, they are well located and maintained and simply allow us to broaden our base of potential renters over a broader income demographic spectrum within our identified target markets.

Rental Expenses

For the three months ended March 31, 2014 and 2013, rental expenses were $27.2 million and $10.9 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2014	2013
Administration	$8,785	$3,687
Real estate taxes	7,038	3,049
Utilities	5,758	2,277
Repairs and maintenance	3,707	1,219
Insurance and other	1,909	662

Total rental expenses	$27,197	$10,894

The increase in rental expenses of $16.3 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributed to the increase in the number of apartment communities we consolidated and owned. For the three months ended March 31, 2014 and 2013, rental expenses as a percentage of rental income and other property revenues were 46.0% and 44.4%, respectively.

Property Lease Expense

For the three months ended March 31, 2014 and 2013, property lease expense was $16,000 and $979,000, respectively. Our property lease expense was due to our leased apartment communities owned by unaffiliated third parties. As the master tenants of the leased apartment communities, we pay property lease expense monthly to the master landlord. We became the master tenants on

June 17, 2011. As of March 31, 2014, we did not lease any apartment communities due to our having acquired either 100% ownership interest or a controlling interest in all of our leased apartment communities as of such period. As of March 31, 2013, we leased three apartment communities. On March 28, 2013, we acquired one of the previously held four leased apartment communities, which did not result in a significant decrease in property lease expense for the period. On February 6, 2014, we acquired controlling interest in the last remaining leased apartment community.

Reimbursed Expense

For the three months ended March 31, 2014 and 2013, reimbursed expense was $2.4 million and $674,000, respectively. Our Property Manager served as a property manager for 23 apartment communities owned by affiliated third parties as of March 31, 2014. On March 14, 2013, in connection with the ELRM Transaction, our Property Manager began serving as a property manager for 45 apartment communities owned by unaffiliated third parties. Reimbursed expense represents the salaries and benefits for the management of such apartment communities reimbursed to us by the affiliated third parties, and the actual reimbursement is recorded as reimbursed income.

General, Administrative and Other Expense

For the three months ended March 31, 2014 and 2013, general, administrative and other expense was $4.6 million and $2.8 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2014	2013
Property management expenses	$2,593	$1,251
Non-recurring corporate expenses	1,431	574
Recurring corporate expenses	2,299	981
Fair value changes	(1,683)	(38)

Total general, administrative and other expense	$4,640	$2,768

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

The increase in general, administrative and other expense of $1.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to increases in salaries and benefits expense and incentive compensation. These increases were partially offset by decreases in management support services fees, legal expenses, and changes in the fair market value of acquisition contingent consideration, warrants and derivatives.

Acquisition-Related Expenses

For the three months ended March 31, 2014 and 2013, we incurred acquisition-related expenses of $3.7 million and $1 million, respectively. For the three months ended March 31, 2014, we incurred acquisition-related expenses associated with the acquisition of 12 apartment communities (including six properties held through consolidated joint ventures). For the three months ended March 31, 2013, we incurred acquisition-related expenses associated with the acquisition of eight apartment communities and the ELRM Transaction.

Loss from Unconsolidated Entities

For the three months ended March 31, 2014, we recognized a loss of $231,000 related to our non-controlling interest in two joint ventures which own two apartment communities. We did not incur a loss from unconsolidated entities for the three months ended March 31, 2013 because we did not acquire an ownership interest in the two joint ventures until the fourth quarter of 2013.

Depreciation and Amortization

For the three months ended March 31, 2014 and 2013, depreciation and amortization was $32 million and $10.9 million, respectively. The increase in depreciation and amortization of $21.1 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributed to the increase in the number of apartment communities we consolidated and owned. The increase was partially offset by assets becoming fully depreciated and amortized during the three months ended March 31, 2014.

Interest Expense, Net

For the three months ended March 31, 2014 and 2013, interest expense, net was $15.6 million and $5.8 million, respectively. The increase in interest expense, net of $9.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to the following: (i) an increase in the borrowings under the Credit Facility and an increase in mortgage loan payables in connection with the acquisition of new apartment communities; and (ii) the accretion expense of the warrant liabilities, Series D Preferred Stock derivative and the Series E Preferred Stock derivative.

Preferred Dividends Classified as Interest Expense

For the three months ended March 31, 2014 and 2013, preferred dividends classified as interest expense was $10 million and $1.3 million, respectively. The increase in preferred dividends classified as interest expense of $8.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was due to the increase in preferred stock outstanding. We issued shares of our Series A Preferred Stock and Series B Preferred Stock on August 3, 2012, as well as, additional shares of our Series A Preferred Stock on February 27, 2013. We redeemed all of our outstanding shares of Series A Preferred Stock and Series B Preferred Stock on June 28, 2013. We issued shares of our Series D Preferred Stock between June 28, 2013 and December 31, 2013 and shares of our Series E Preferred Stock on January 7, 2014.

Disposition Right Income

On March 28, 2013, we purchased the Mission Mallard Creek property. Prior to our purchase, the Mission Mallard Creek property was owned by unaffiliated third parties and leased by subsidiaries of our wholly owned subsidiary, NNN Mission Residential Holdings, LLC, or NNN/MR Holdings. Pursuant to each master lease or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings was entitled to a disposition fee in the event that any of the leased multifamily properties were sold. The disposition fee is 5% of the purchase price of $18.8 million, or $938,000. When NNN/MR Holdings became our wholly-owned subsidiary in the second quarter of 2011, we recognized a disposition fee right intangible of $377,000 related to the master tenant of the Mission Mallard Creek property. The excess of the disposition fee over the recorded disposition fee right intangible was $560,000 and was recorded as disposition right income as of the three months ended March 31, 2013. We did not have any disposition right income for the three months ended March 31, 2014.

Loss on Debt and Preferred Stock Extinguishment

As of March 31, 2013, we had borrowed approximately $89 million under the Credit Facility. These proceeds were used, in part, to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties that totaled $684,000 during the three months ended March 31, 2013. We incurred no loss on debt and preferred stock extinguishment in the three months ended March 31, 2014.

Income Tax Benefit

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it is more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $443,000 and $2.8 million was recognized for the three months ended March 31, 2014 and 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million during the first quarter of 2013.

Income from Discontinued Operations

For the three months ended March 31, 2013, we recognized income from discontinued operations of $6.9 million related to the net gain on the sale of two apartment communities during 2013. There were no sales of apartment communities during the three months ended March 31, 2014, nor were there any properties held for sale as of March 31, 2014 and classified as discontinued operations.

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

We are dependent upon our income from operations to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and limited partnership unit holders. We estimate that we will require approximately $50.9 million to pay interest and $18.8 million to pay principal on our outstanding mortgage and unsecured indebtedness in the remaining nine months of 2014, based on rates in effect as of March 31, 2014.

We are required by the terms of the applicable mortgage loan documents and the Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. See “— Financing” below. As of March 31, 2014, we were in compliance with all such requirements and we expect to remain in compliance within the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity and capital resources and/or our ability to continue making dividend payments to our stockholders and limited partnership unit holders.

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

As of March 31, 2014, we had issued an aggregate of 20,976,300 in shares of Series D Preferred Stock to iStar and BREDS for an aggregate of $209.8 million. The proceeds from the sale of Series D Preferred Stock were used to redeem the previously issued shares of Series A Preferred Stock and Series B Preferred Stock and to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding at a price that as of March 31, 2014 would have included a premium of $10.6 million. Additionally, on July 1, 2013, we issued and sold shares of our common stock for approximately $16.8 million in cash. We used funds from such sale to fund the purchases of additional apartment communities. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014, we incurred preferred dividends classified as interest expense of $7.7 million related to our Series D Preferred Stock.

On January 7, 2014, we sold 6,800,000 shares of Series E Preferred Stock to iStar and BREDS for an aggregate of $68 million. We used funds from such sale to acquire and reposition additional apartment communities. In the event of a public listing of our common stock prior to June 28, 2016, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that as of March 31, 2014 would have included a premium of $5.5 million. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014, we incurred preferred dividends classified as interest expense of $2.3 million related to our Series E Preferred Stock.

On January 15, 2014, we exercised our option to increase the aggregate borrowings available under the Credit Facility from $145.2 million to $165.9 million and drew down the amount of $20.7 million to fund the acquisition of one apartment community. As of March 31, 2014, the amount available to be drawn on the incremental facility was $14.1 million and 14 of our properties were pledged as collateral under the Credit Facility. As of March 31, 2014, our current annual interest rate was 2.94% on principal outstanding of $165.9 million, which represents the Eurodollar Rate, based on a two month interest period plus a margin of 2.75%.

On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10 million to be used for working capital and general corporate uses. Our revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of March 31, 2014, we had $2.6 million outstanding under the line of credit with $7.4 million available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of March 31, 2014, our current annual interest rate was 3.15% on principal outstanding of $2.6 million.

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

As of March 31, 2014, we estimated that our expenditures for capital improvements and repositioning activities will require approximately $6.6 million and $8.8 million, respectively, in the remaining nine months of 2014. As of March 31, 2014, we had $17.8 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or third party capital. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions, which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital requirements, pay distributions to our stockholders, service our indebtedness and meet any unanticipated cash needs.

Cash Flows

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2014 were $1.7 million compared to cash flows provided by operating activities of $3.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash flows used in operating activities primarily related to the operations of our 79 consolidated owned properties as of such period. For the three months ended March 31, 2013, cash flows provided by operating activities primarily related to the operations of our 38 consolidated owned properties as of such period.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2014 were $99.3 million compared to cash flows used in investing activities of $70.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash flows used in investing activities related to the acquisition of apartment communities of $81.8 million, capital expenditures of $12.2 million, and the change in restricted cash for capital replacement reserves of $3 million. For the three months ended March 31, 2013, cash flows used in investing activities related to the acquisition of apartment communities of $82.1 million, capital expenditures of $1.6 million, and the change in restricted cash for capital replacement reserves of $224,000. This was offset by proceeds from the sale of an operating property of $13.3 million and change in real estate and escrow deposits of $270,000.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2014 were $97.3 million compared to cash flows provided financing activities of $82.7 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $68 million, proceeds from the issuance of mortgage loan payables of $15.6 million, borrowings on the Credit Facility of $20.7 million, and borrowing on the line of credit of $2.6 million. This was offset by the $2.6 million of payments on our mortgage loan payables, payments for deferred financing costs of $2.7 million, and distributions paid to our common stockholders and limited partnership unit holders in the aggregate amount of $4 million. For the three months ended March 31, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $10 million, proceeds from the issuance of mortgage loan payables of $38.5 million and borrowings on the Credit Facility of $89 million. This was offset by the $49.9 million of payments on our mortgage loan payables, payments for deferred financing costs of $3.4 million and distributions made to our common stockholders in the amount of $1.1 million.

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

Our board of directors approved the distribution rate to be an amount equal to a 3.00% annualized rate based upon a purchase price of $10.00 per share, and a 3.68% annualized rate, based upon our most recent estimated value of our shares of $8.15 per share. Our board of directors authorized distributions based on month-end record dates, which we pay monthly in arrears.

For the three months ended March 31, 2014, we paid aggregate distributions of $1.9 million ($1.3 million in cash and $561,000 of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $1.7 million. For the three months ended March 31, 2013, we paid aggregate distributions of $1.6 million ($1.1 million in cash and $464,000 of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $3.4 million. From our inception through March 31, 2014, we paid cumulative distributions of approximately $54.4 million ($33.5 million in cash and $20.9 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $17.5 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the three months ended March 31, 2014, we paid aggregate distributions of $2.8 million ($2.7 million in cash and $104,000 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. For the three months ended March 31, 2013, we paid aggregate distributions of $467,000, in cash, to holders of limited partnership units in our operating partnership. As of March 31, 2013, we accumulated aggregate distributions of $2.0 million, which represented distributions for the months ended December 2012 through March 2013. We paid such accumulated distributions on April 12, 2013. Distributions accrue at month-end and are payable monthly in arrears. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

LTIP Units

The long-term incentive plan units, or LTIP Units, rank pari passu with the limited partnership units as to the payment of distributions. For the three months ended March 31, 2014 and 2013, we paid aggregate distributions of $54,000 and $27,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.

Preferred Stock

Prior to the redemption in full on June 28, 2013, holders of shares of the Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. For the three months ended March 31, 2013, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $2.6 million.

Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. For the three months ended March 31, 2014, we paid $4.6 million in distributions to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of March 31, 2014 were approximately $6 million. We did not pay or accrue any distributions to holders of our Series D Preferred Stock for the three months ended March 31, 2013, as there were no shares of Series D Preferred Stock outstanding for such period. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. For the three months ended March 31, 2014, we paid $1.2 million in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of March 31, 2014 were approximately $1.1 million. We did not pay or accrue any distributions to holders of our Series E Preferred Stock for the three months ended March 31, 2013, as there were no shares of Series E Preferred Stock outstanding for such period. The Series E Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Sources of Distributions

For the three months ended March 31, 2014 and 2013, we paid aggregate common stock distributions of $1.9 million and $1.6 million, respectively, which were paid 100% from cash flows for such period. Therefore, our management believes our current common stock distribution policy is sustainable at this time. From our inception through March 31, 2014, we paid cumulative common stock distributions of $54.4 million. We paid $28.8 million of our cumulative aggregate common stock distributions, or 53%, from cash flows, and $25.6 million, or 47%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable.

Financing

Our audit committee reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 31, 2014, our aggregate borrowings were 62.7% of the combined fair market value of all of our real estate and real estate-related investments.

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

Our revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of March 31, 2014, we had $2.6 million outstanding under the line of credit with a current annual interest rate of 3.15%.

Mortgage loan payables, net were $1 billion ($991.4 million, excluding mark to market) as of March 31, 2014. We had 56 fixed rate and 11 variable rate mortgage loans with effective interest rates ranging from 2.16% to 6.58% per annum and a weighted average effective interest rate of 4.62% per annum as of March 31, 2014. On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to an affiliate of ELRH in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing 613,497 shares of restricted common stock. We also issued an unsecured promissory notes in the aggregate principal amount of $284,000 to an affiliate of ELRH. We issued an additional unsecured note for $500,000 to Legacy Galleria, LLC. As of March 31, 2014, the outstanding principal amount under the unsecured note payable was $500,000.

For a discussion of our mortgage loan payables, net, our unsecured notes payable to affiliates, the Credit Facility and the line of credit see Note 8, Debt, to our accompanying condensed consolidated financial statements.

Inflation

Our residents’ leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our consolidated owned properties.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. As of March 31, 2014, we had 67 mortgage loan payables outstanding in the aggregate principal amount of $1 billion ($991.4 million, excluding mark to market). As of March 31, 2014, we had $5.8 million outstanding under our unsecured notes payable to affiliates, $165.9 million outstanding under our Credit Facility and $2.6 million outstanding under our line of credit.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. As of March 31, 2014, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had investments in unconsolidated entities accounted for under the equity method. For information regarding our equity method investments, see Note 5, Investments in Unconsolidated Entities, to our accompanying condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes, the Credit Facility and our line of credit; and (ii) interest payments on our mortgage indebtedness, unsecured notes, Credit Facility and our line of credit, as of March 31, 2014 (in thousands).

	Payments Due by Period
	Less than 1 Year (2014)	2-3 Years (2015-2016)	4-5 Years (2017-2018)	More than 5 Years (After 2018)	Total
Principal payments — fixed rate debt	$14,975	$284,951	$251,239	$208,777	$759,942
Interest payments — fixed rate debt	30,031	66,445	31,595	15,123	143,194
Principal payments — variable rate debt	3,793	296,974	4,748	100,269	405,784
Interest payments — variable rate debt (based on rates in effect as of March 31, 2014)	8,823	9,965	5,308	7,075	31,171

Total	$57,622	$658,335	$292,890	$331,244	$1,340,091

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the three months ended March 31, 2014 and 2013, we also chose to exclude from the calculation of FFO a taxable benefit of $443,000 and $2.8 million, respectively, from our Taxable REIT Subsidiary, or TRS, which is our Property Manager.

In addition to FFO, we use modified funds from operations, or MFFO, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition-related expenses, litigation related expenses, incentive compensation — LTIP units, fair value changes, disposition right income, loss on debt and preferred stock extinguishments, expenses for preferred stock, amortization of debt (premium)/discount and amortization of below market leases. In evaluating the performance of our real estate portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition-related expenses from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating MFFO, we also exclude amortization of debt (premium)/discount and amortization of below market leases in accordance with the practice guidelines of the Investment Program Association, an industry trade group. We believe that MFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. In addition to net income and cash flows from operations, as defined by GAAP, we believe both FFO and MFFO are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio in relation to management’s performance models, and in relation to the operating performance of other REITs. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO should not be considered as alternatives to net income or to cash flows from operations, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three months ended March 31, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Net (loss)/income attributable to common stockholders	$(12,269)	$324
Add:
Redeemable non-controlling interest	(19,149)	295
Non-controlling interest	(1,483)	—
Depreciation and amortization, including discontinued operations	32,044	11,545
Net gain on the sale of depreciable property in discontinued operations	—	(6,620)
Income tax benefit of TRS	(443)	(2,833)

FFO	(1,300)	2,711
Add:
Acquisition-related expenses	3,718	1,008
Litigation expenses	—	64
Incentive compensation — LTIP units	300	—
Fair value changes	(1,585)	(38)
Disposition right income	—	(560)
Loss on debt and preferred stock extinguishment	—	684
Expenses for preferred stock	11,951	1,534
Amortization of debt (premium)/discount	(871)	(537)
Amortization of below market lease	(1,030)	(135)

MFFO	$11,183	$4,731

Weighted average common shares and limited partnership units outstanding — basic	63,434,031	40,175,492

Weighted average common shares, limited partnership units and common stock equivalents outstanding — diluted	65,318,959	40,541,612

Net income (loss) per common share attributable to common stockholders	$(0.49)	$0.02

FFO per common share and limited partnership units — basic	$(0.02)	$0.07

FFO per common share, limited partnership units, and common stock equivalents — diluted	$(0.02)	$0.07

MFFO per common share and limited partnership units — basic	$0.18	$0.12

MFFO per common share, limited partnership units, and common stock equivalents — diluted	$0.17	$0.12

The following table is our reconciliation of FFO and MFFO share information to weighted average common shares outstanding, basic and diluted, reflected on our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Weighted average number of common shares and limited partnership units outstanding — basic	63,434,031	40,175,492
Weighted average number of limited partnership units outstanding	(38,215,768)	(19,140,543)

Weighted average number of common shares outstanding — basic per the condensed consolidated statements of comprehensive operations	25,218,263	21,034,949

Weighted average number of common shares, limited partnership units, and common stock equivalents outstanding — diluted	65,318,959	40,541,612
Weighted average number of limited partnership units outstanding	(38,215,768)	(19,140,543)
Weighted average number LTIP Units	(482,290)	(366,120)
Weighted average number of unvested restricted common shares	(7,791)	—
Weighted average number of unvested restricted limited partnership units	(1,154,926)	—
Weighted average number of unvested restricted LTIP Units	(239,921)	—

Weighted average number of common shares outstanding — diluted per the condensed consolidated statements of comprehensive operations	25,218,263	21,034,949

Net Operating Income

Our net income results are primarily from net operating income, or NOI, generated from the operations of our apartment communities. NOI is a non-GAAP financial measure that we define as rental income and other property revenues less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions and vacancy loss. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. We believe that NOI is useful for investors as it provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net (loss)/income, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net (loss)/income	$(32,901)	$619
Add:
General, administrative and other expense	4,640	2,768
Acquisition-related expenses	3,718	1,008
Depreciation and amortization, including discontinued operations	32,044	11,545
Interest expense, net, including preferred dividends and discontinued operations	25,585	7,622
Loss on debt and preferred stock extinguishment	—	684
Loss from unconsolidated joint ventures	231	—
Less:
Management fee income	(958)	(242)
Income tax benefit	(443)	(2,833)
Disposition right income	—	(560)
Net gain on the sale of depreciable property in discontinued operations	—	(6,620)

Net operating income	$31,916	$13,991

Certain Related Party Arrangements

See Note 11, Related Party Transactions, to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a discussion of the terms of certain related party arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the information regarding market risk, or to the methods we use to manage market risk, previously disclosed in our 2013 Annual Report on Form 10-K, as filed with the SEC on March 24, 2014.

The table below presents, as of March 31, 2014, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates).

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$14,975	$121,632	$163,319	$106,978	$144,261	$208,777	$759,942	$786,534
Weighted average interest rate on maturing debt	5.21%	5.43%	5.76%	5.32%	5.20%	4.56%	5.20%	—
Variable rate debt — principal payments	$3,793	$225,948	$71,026	$2,349	$2,399	$100,269	$405,784	$422,061
Weighted average effective interest rate on maturing debt (based on rates in effect as of March 31, 2014)	3.01%	3.05%	2.41%	2.54%	2.54%	2.55%	2.81%	—

Mortgage loan payables, net were $1 billion ($991.4 million, excluding mark to market) as of March 31, 2014. As of March 31, 2014, we had 56 fixed rate and 11 variable rate loans with effective interest rates ranging from 2.16% to 6.58% per annum and a weighted average effective interest rate of 4.62% per annum. As of March 31, 2014, we had $764.8 million ($754.7 million, excluding mark to market) of fixed rate debt, or 76.4% of mortgage loans payable, at a weighted average interest rate of 5.22% per annum and $236.7 million of variable rate debt, or 23.6% of mortgage loans payable, at a weighted average effective interest rate of 2.71% per annum.

As of March 31, 2014, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $5.8 million, with a weighted average interest rate of 3.06% per annum. The maturity date for $5.3 million of our unsecured notes payable to affiliates is on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s public offering of common stock on a national securities exchange. The maturity date for our $500,000 in unsecured notes payable to affiliates is August 3, 2015.

As of March 31, 2014, we had $165.9 million outstanding under the Credit Facility, with a weighted average effective interest rate of 2.94% per annum and a maturity date of March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied. Certain mortgage loans payable, net were refinanced with the Credit Facility and were subject to prepayment penalties and write off of unamortized deferred financing costs that resulted in charges to earnings of $366,000 in the three months ended March 31, 2013, which were recorded in loss on debt and preferred debt extinguishment in our condensed consolidated statements of comprehensive operations.

The revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of March 31, 2014, we had $2.6 million outstanding under the line of credit with a current annual interest rate of 3.15%.

An increase in the variable interest rate on our 11 variable interest rate mortgage loans, the Credit Facility, and the line of credit constitutes a market risk. As of March 31, 2014, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $2 million, or 2.71%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

(b) Changes in Internal Control over Financial Reporting. We are continuously seeking to improve the efficiency and effectiveness of our operations and our internal controls. This results in modifications to our processes throughout the Company. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K, as filed with the SEC on March 24, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2014, we issued 6,135 LTIP Units to each of James Miller and Elizabeth Truong and 3,190 LTIP Units to Mechelle Lafon. The LTIP Units vested immediately at a fair value of $8.15 per unit. Under the terms of the LTIP Units, our operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in our operating partnership’s valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of holders of limited partnership units. Upon equalization of the capital accounts of the holders of LTIP Units with the other holders of limited partnership units, the LTIP Units will achieve full parity with the limited partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units may be converted into an equal number of limited partnership units at any time, and thereafter enjoy all the rights of the limited partnership units, including redemption/exchange rights. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a holder of LTIP Units will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of our common stock.

On March 20, 2014, we issued 1,000 shares of restricted common stock, valued at $8.15 per share, to each of Ronald Gaither, Edward Kobel, Howard Silver, Peter Sotoloff and Karl Frey. The shares of restricted common stock were issued in connection with each director’s initial election to our board of directors and vested immediately as to 20.0% of the shares as of the date of each director’s initial election, and 20.0% will vest on each of the first four anniversaries of the date of such initial election.

The shares referenced in this Item 2 were not registered under the Securities Act and were issued in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 (a). Other Information.

None.

Item 5 (b). Material Changes to Proceedings by Which Security Holders May Recommend Nominees.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, as applicable, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK APARTMENT TRUST OF AMERICA, INC.
(Registrant)

May 15, 2014	By:	/S/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)

May 15, 2014	By:	/S/ JAMES G. MILLER

Date		James G. Miller
Chief Accounting Officer and Chief Operating Officer (principal accounting officer)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013 and incorporated herein by reference)

3.2	Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

3.3	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference)

3.4	Articles Supplementary designating the Series D Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

3.5	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.6	Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.7	Articles Supplementary designating the Series E Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.8	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.9	Third Amended and Restated Bylaws (included as Exhibit 3.4 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.10	Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2014 and incorporated herein by reference)

3.11	Second Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference)

3.12	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.13	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.14	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011 and incorporated herein by reference)

3.15	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

3.16	Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

3.17	Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference)

3.18	Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.19	Seventh Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3+	2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration Number 333-130945) filed on April 21, 2006 and incorporated herein by reference)

4.4+	Amendment to the 2006 Incentive Award Plan of NNN Apartment REIT, Inc. (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

4.5+	Amendment No. 2 to the 2006 Incentive Award Plan of Apartment Trust of America, Inc. (included as Exhibit 10.34 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.6	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.7	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.8	Form of Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated by reference herein)

4.9	Non-Detachable Warrant to Purchase Shares of Common Stock, dated February 27, 2013 (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.10	Registration Rights Agreement, dated February 27, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.11	Registration Rights Agreement, dated July 1, 2013, by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership (included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

4.12+	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.13+	Form of Long Term Incentive Plan Unit Vesting Award Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.1	Credit Agreement, dated March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference)

10.2	Second Amendment, dated as of June 28, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America and the lenders and guarantors party thereto (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.3	Third Amendment, dated as of October 9, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference)

10.4	Fourth Amendment and Waiver, dated as of January 15, 2014, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference)

10.5	Second Amended and Restated Promissory Note in favor of Citibank, N.A., dated January 15, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference)

10.6	Second Amended and Restated Promissory Note in favor of Bank of America, N.A., dated January 15, 2014 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference)

10.7	Asset Purchase and Contribution Agreement, dated March 13, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.8	Second Amendment to Asset Purchase and Contribution Agreement, dated December 20, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.9	Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.10	Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.11	Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.12	Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.13	Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.14	Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.15	Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.16	Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.17	Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.18	Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.19	Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.20	Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.21	Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.22	Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.23	Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.24	Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.25	Interest Contribution Agreement (Landmark at Grand Meadows — Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.26	Interest Contribution Agreement (Landmark at Grand Meadows — Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.27	Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.28	Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.29	Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.30	Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.31	Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.32	Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.33	Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.34	Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., ROC REIT Advisors, LLC and the other signatories party thereto (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.35+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.36+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.37+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.38+	Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.39	Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.40	Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.41	Second Amended and Restated Consolidated Promissory Note, dated March 21, 2012 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 and incorporated herein by reference)

10.42	Securities Purchase Agreement by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership, dated February 27, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

10.43	Asset Purchase and Contribution Agreement, dated March 13, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.44	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings II LLC), dated March 14, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.45	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC), dated March 14, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.46	Restricted Limited Partnership Units Agreement (Elco Landmark Residential Management LLC), dated March 14, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.47	Subordinated Promissory Note payable to Elco Landmark Residential Holdings II LLC, dated March 14, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.48+	Employment Agreement with James Miller, dated July 1, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.49+	Amendment to Employment Agreement with James Miller, dated February 25, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.50+	Employment Agreement with Elizabeth Truong, dated July 1, 2012 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.51+	Amendment to Employment Agreement with Elizabeth Truong, dated February 25, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference)

10.52	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Preston Wood), dated April 12, 2013 (included as Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on March 31, 2013 and incorporated herein by reference)

10.53	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Barton Creek), dated April 12, 2013 (included as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.54	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Brentwood), dated April 12, 2013 (included as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.55	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Battleground Park), dated April 12, 2013 (included as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.56	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Courtyard Villas), dated April 12, 2013 (included as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.57	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Gleneagles), dated April 12, 2013 (included as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.58	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Tanglewood), dated April 12, 2013 (included as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.59	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Park Green), dated April 12, 2013 (included as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.60	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Briley Parkway), dated April 12, 2013 (included as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.61	Securities Purchase Agreement, dated as of June 28, 2013, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.62	Pledge Agreement, dated as of June 28, 2013, by and between Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.63	Amended and Restated Corporate Governance Agreement, dated as of January 7, 2014, by and among Landmark Apartment Trust of America, Inc., ELCO Landmark Residential Holdings LLC, 2335887 Limited Partnership, DK Landmark, LLC, iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.64	Master Contribution Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.65	Interest Contribution Agreement, dated July 1, 2013 (Grand Terraces and Stanford Reserve) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.66	Interest Contribution Agreement, dated July 1, 2013 (Fountain Oaks) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.67	Interest Contribution Agreement, dated July 1, 2013 (Courtyards on the River) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.68	Interest Contribution Agreement, dated July 1, 2013 (Caveness and Lexington) (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.69	Interest Contribution Agreement, dated July 25, 2013 (Avondale) (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.70	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco LR OPT II REIT LP and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.71	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between MB Equity Holdings Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.72	Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco Landmark Residential Holdings, LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.8 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.73	Tax Protection Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco LR OPT II REIT LP and Elco LR OPT II LP (included as Exhibit 10.9 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.74	Common Stock Purchase Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., 2335887 Limited Partnership and MB Equity Holdings, Inc., as the purchasers, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.75	Assignment and Assumption Agreement, dated December 20, 2013, by and among Elco Landmark Residential Holdings II LLC, Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.76	Payment Agreement, dated December 20, 2013, by and among Elco Landmark Residential Holdings II LLC, Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.3 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.77	Restricted Shares Agreement, dated December 20, 2013, by and among Landmark Apartment Trust of America, Inc. and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.78	Support Payment Agreement, dated December 20, 2013, by and among Landmark Apartment Trust of America, Inc. and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.79	Omnibus Agreement, dated December 31, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC, Elco Holdings Ltd. and Elco North America Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2014 and incorporated herein by reference)

10.80	Securities Purchase Agreement, dated January 7, 2014, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.81	Pledge Agreement, dated January 7, 2014, by and among Landmark Apartment Trust of America Holdings, LP, Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

15.0*	Acknowledgement letter of Ernst & Young LLP, Independent Registered Public Accounting Form

31.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer and Chief Operating Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer and Certification of Chief Accounting Officer and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.
+	Denotes management contract or compensatory plan or arrangement.