Form 10-Q
period 2014-09-30
Landmark Apartment Trust, Inc.
filed 2014-11-14
CIK 1347523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52612

LANDMARK APARTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 East Frontage Road, Suite 150 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2014, there were 25,609,548 shares of common stock of Landmark Apartment Trust, Inc. outstanding.

LANDMARK APARTMENT TRUST, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

(In thousands, except for share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$1,752,911	$1,410,513
Cash and cash equivalents	4,685	4,349
Accounts receivable, net	1,134	1,085
Other receivables due from affiliates	1,195	2,544
Restricted cash	32,455	29,690
Goodwill	9,198	9,679
Real estate and escrow deposits	29	2,536
Investments in unconsolidated entities	9,325	11,156
Identified intangible assets, net	18,327	35,849
Other assets, net	19,753	19,289

Total assets	$1,849,012	$1,526,690

LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$1,032,641	$838,434
Secured credit facility	159,932	145,200
Line of credit	3,902	—
Unsecured notes payable to affiliates	5,950	5,784
Series D cumulative non-convertible redeemable preferred stock with derivative	204,171	209,294
Series E cumulative non-convertible redeemable preferred stock with derivative	72,911	—
Accounts payable and accrued liabilities	47,889	31,488
Other payables due to affiliates	439	915
Acquisition contingent consideration	2,700	4,030
Security deposits, prepaid rent and other liabilities	6,796	6,954

Total liabilities	1,537,331	1,242,099
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 25,572,338 and 25,182,988 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	254	252
Additional paid-in capital	227,463	224,340
Accumulated other comprehensive operations, net	(241)	(178)
Accumulated deficit	(190,021)	(165,216)

Total stockholders’ equity	37,455	59,198
Redeemable non-controlling interests in operating partnership	247,084	221,497
Non-controlling interest partners	27,142	3,896

Total equity	311,681	284,591

Total liabilities and equity	$1,849,012	$1,526,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$53,364	$35,062	$157,931	$82,104
Other property revenue	8,144	4,254	23,119	10,496
Management fee income	917	1,360	3,194	2,953
Reimbursed income	3,770	3,739	9,766	8,416

Total revenues	66,195	44,415	194,010	103,969
Expenses:
Rental expense	28,794	17,546	83,473	41,941
Property lease expense	16	664	49	2,217
Reimbursed expense	3,770	3,739	9,766	8,416
General, administrative and other expense	6,429	6,524	18,165	12,935
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(4,709)	(1,463)	(15,886)	(1,353)
Acquisition-related expense	200	9,327	2,211	11,967
(Income)/loss from unconsolidated entities	(38)	—	1,131	—
Depreciation and amortization	18,671	20,576	74,282	43,837

Total expenses	53,133	56,913	173,191	119,960
Other income/(expense):
Interest expense, net	(15,627)	(10,321)	(47,160)	(23,074)
Preferred dividends classified as interest expense	(10,872)	(5,519)	(31,332)	(8,324)
Gain on sale of operating properties	487	—	7,485	—
Disposition right income	—	—	—	1,231
Loss on debt and preferred stock extinguishment	—	—	—	(10,220)

Loss from continuing operations before income tax	(12,950)	(28,338)	(50,188)	(56,378)
Income tax (expense)/benefit	(388)	(41)	(165)	3,078

Loss from continuing operations	(13,338)	(28,379)	(50,353)	(53,300)

Discontinued operations:
Income from discontinued operations	—	3,471	—	10,540

Total discontinued operations	—	3,471	—	10,540

Net loss	(13,338)	(24,908)	(50,353)	(42,760)
Less: Net loss attributable to redeemable non-controlling interests in operating partnership	8,308	12,640	30,122	21,482
Net (income)/loss attributable to non-controlling interest partner	(58)	422	1,313	422

Net loss attributable to common stockholders	$(5,088)	$(11,846)	$(18,918)	$(20,856)

Other comprehensive income/(loss):
Change in cash flow hedges attributable to redeemable non-controlling interest in operating partnership	(99)	423	131	373
Change in cash flow hedges attributable to non-controlling interest partners	(77)	—	253	—
Change in cash flow hedges	240	(844)	(447)	(534)

Comprehensive operations attributable to common stockholders	$(5,024)	$(12,267)	$(18,981)	$(21,017)

Earnings per weighted average common share — basic and diluted:
Loss per share from continuing operations attributable to common stockholders	$(0.20)	$(0.57)	$(0.75)	$(1.17)
Income per share from discontinued operations attributable to common stockholders	$—	$0.07	$—	$0.23

Net loss per share attributable to common stockholders — basic and diluted	$(0.20)	$(0.50)	$(0.75)	$(0.94)

Weighted average number of common shares outstanding — basic and diluted	25,357,926	23,847,912	25,292,290	22,223,118

Weighted average number of common units held by non-controlling interests — basic and diluted	40,542,206	23,649,520	39,472,774	21,414,208

Distributions declared per common share	$0.08	$0.08	$0.23	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2014

(In thousands, except for share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable Non-Controlling Interests in
	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss, net	Accumulated Deficit	Stockholders’ Equity	Operating Partnership	Non-Controlling Interest Partners	Total Equity
BALANCE — December 31, 2013	25,182,988	$252	$224,340	$(178)	$(165,216)	$59,198	$221,497	$3,896	$284,591
Change in cash flow hedges	—	—	—	(63)	—	(63)	(131)	(253)	(447)
Capital contribution from non-controlling interest partner	—	—	—		—	—	—	26,501	26,501
Issuance of vested and nonvested restricted common stock	200,038	—	68		—	68	—	—	68
Forfeiture of nonvested restricted common stock	(800)	—	—	—	—	—	—	—	—
Offering costs	—	—	(14)	—	—	(14)	—	—	(14)
Issuance of LTIP units	—	—	801	—	—	801	—	—	801
Amortization of nonvested restricted common stock and LTIP unit compensation	—	—	721	—	—	721	—	—	721
Issuance of common stock under the DRIP	190,112	2	1,547	—	—	1,549	—	—	1,549
Distributions	—	—	—	—	(5,887)	(5,887)	(9,160)	(1,689)	(16,736)
Issuance of limited partnership units including the reinvestment of distributions	—	—	—	—	—	—	65,481	—	65,481
Cancellation of redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(481)	—	(481)
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(30,122)	—	(30,122)
Net loss attributable to non-controlling interest partners	—	—	—	—	—	—	—	(1,313)	(1,313)
Net loss attributable to common stockholders	—	—	—	—	(18,918)	(18,918)	—	—	(18,918)

BALANCE — September 30, 2014	25,572,338	$254	$227,463	$(241)	$(190,021)	$37,455	$247,084	$27,142	$311,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,353)	$(42,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, debt discount and discontinued operations)	76,901	44,653
Gain on sale of operating properties	(7,485)	(10,019)
Disposition right income	—	(1,231)
Loss on debt and preferred stock extinguishment	—	10,220
Deferred income tax benefit	(435)	(3,320)
Accretion expense related to preferred stock	4,688	1,599
Changes in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(15,886)	(1,353)
Equity based compensation, net of forfeitures	1,590	1,172
Issuance of redeemable non-controlling interest in operating partnership for services rendered in the acquisition of apartment communities	—	6,693
Bad debt expense	1,932	837
Loss from unconsolidated entities	1,131	—
Changes in operating assets and liabilities:
Increase in operating assets	(10,435)	(22,117)
Increase in operating liabilities	15,074	27,290

Net cash provided by operating activities	16,722	11,664

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of apartment communities, net	(131,025)	(336,897)
Proceeds from the sale of operating properties, net	17,478	24,480
Capital expenditures	(22,408)	(6,022)
Return of investment from unconsolidated entities	700	—
Change in deposits on real estate acquisitions	2,507	(1,312)
Change in restricted cash — capital replacement reserves	4,927	(19,199)

Net cash used in investing activities	(127,821)	(338,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	41,059	140,759
Payments on mortgage loan payables	(8,708)	(52,926)
Net proceeds on secured credit facility	19,176	130,000
Net proceeds on line of credit	3,902	—
Proceeds from the issuance of common stock	—	16,750
Proceeds from the issuance of redeemable preferred stock	74,000	198,793
Payment of yield maintenance prepayment penalties and deferred financing costs	(3,247)	(20,610)
Redemption of preferred stock	—	(60,000)
Payment of offering costs	(14)	(367)
Distributions paid to common stockholders	(4,157)	(3,550)
Distributions paid to holders of LTIP Units	(173)	(141)
Distributions paid to redeemable non-controlling interests in operating partnership	(8,715)	(5,237)

	Nine Months Ended September 30,
	2014	2013
Distributions paid to non-controlling interest partners	(1,688)	—

Net cash provided by financing activities	111,435	343,471

NET CHANGE IN CASH AND CASH EQUIVALENTS	336	16,185
CASH AND CASH EQUIVALENTS — Beginning of period	4,349	2,447

CASH AND CASH EQUIVALENTS — End of period	$4,685	$18,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and secured credit facility	$39,130	$20,509
Interest on preferred stock	$20,009	$9,307
State income taxes	$585	$242
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Financing Activities:
Mortgage loan payables assumed with the acquisition of apartment communities, net	$181,118	$220,059
Secured credit facility repayment at time of disposition of apartment community	$4,444	$—
Release of mortgage loan payables on the sale of apartment communities	$16,689	$—
Unsecured notes payable to affiliate	$166	$10,284
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$65,237	$51,420
Cancellation of redeemable non-controlling interest in operating partnership related to the ELRM transaction	$481	$—
Issuance of common stock for the acquisition of apartment communities	$—	$8,244
Issuance of common stock under the DRIP	$1,549	$1,395
Issuance of redeemable non-controlling interest in operating partnership due to reinvestment of distribution	$244	$189
Fair value of non-controlling interest partner’s interest in acquired properties	$26,501	$—
Distributions declared but not paid on common stock	$639	$597
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$1,036	$646
Change in other comprehensive operations	$(447)	$534

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

The use of the words “the Company,” “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. (f/k/a Landmark Apartment Trust of America, Inc.) and its subsidiaries, including Landmark Apartment Trust Holdings, LP (f/k/a Landmark Apartment Trust of America Holdings, LP), except where the context otherwise requires.

1. Organization and Description of Business

Landmark Apartment Trust, Inc., a Maryland corporation, was incorporated on December 21, 2005. We conduct substantially all of our operations through Landmark Apartment Trust Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential in select metropolitan areas in the Southern United States. We may also acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We are self-administered and self-managed in that we provide our own investment, administrative and management services internally through our own employees. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes, and we intend to continue to be taxed as a REIT.

As of September 30, 2014, we consolidated 78 apartment communities, including seven properties held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 24,221 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these properties as our consolidated owned properties, all of which we manage.

We also manage 26 apartment communities, in two of which we own a direct minority interest (held through unconsolidated joint ventures), and eight of which are owned by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, or Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these ten communities as our managed equity investment properties which have an aggregate of 3,446 apartment units at September 30, 2014. The remaining 16 properties which have an aggregate of 5,560 apartment units are owned by one or more third parties, including certain entities affiliated with ELRH, and we refer to these as our managed third party properties.

All of our managed properties are managed by LATPM, LLC (f/k/a ATA Property Management, LLC), or our Property Manager, which includes the assets of the property management business of Elco Landmark Residential Management, LLC, or ELRM, and certain of its affiliates, including Elco Landmark Residential Holdings, or ELRH, which we acquired in 2013, or the ELRM Transaction.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

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

Our Property Manager is organized as a TRS and, accordingly, is subject to income taxation. In conjunction with the ELRM Transaction in March 2013, we determined it was more likely than not that our deferred tax assets would be realized. On an ongoing basis we evaluate the realizability of the deferred tax assets and have considered both the losses of the Property Manager subsequent to the date of the ELRM Transaction as well as future projected taxable income in our evaluation.

In the quarter ended June 30, 2014, we determined that it was more likely than not that our deferred tax assets would not be realized and recorded a valuation allowance on the Property Manager’s deferred tax assets. As of September 30, 2014, the valuation allowance was $806,000 and at December 31, 2013, there was no valuation allowance necessary. It is expected that any future net deferred tax assets will continue to be offset by a valuation allowance until the Property Manager becomes consistently profitable. To the extent the Property Manager generates consistent taxable income, we may reduce the valuation allowances in the period such determination is made.

Income tax expense of $388,000 and $165,000 was recognized for the three and nine months ended September 30, 2014, respectively, comprised primarily of state income tax expense of $373,000 and $585,000 for the respective periods. We recorded an income tax (expense)/benefit of ($41,000) and $3.1 million for the three and nine months ended September 30, 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million recorded during the nine months ended September 30, 2013. Our income tax expense for the three and nine months ended September 30, 2013, includes state income tax expense of $154,000 and $242,000, respectively.

Total net operating loss carry forward for federal income tax purposes was approximately $4.3 million as of September 30, 2014. The net operating loss carry forward will expire beginning 2031.

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

We have elected to adopt this standard early, effective January 1, 2014, which primarily has the impact of reflecting gains and losses on the sale of operating properties prospectively within continuing operations, and results in not classifying the operations of such operating properties as discontinued operations in all periods presented. During the nine months ended September 30, 2014, we sold three apartment communities which were subject to the early adoption of ASU 2014-08 and, therefore, the gain on such sale is reported as a gain on sale of operating properties within continuing operations. During the year ended December 31, 2013, we sold two of our apartment communities which were not subject to the early adoption of ASU 2014-08 and, therefore, the gain on such sales and results of operations prior to such sales are reported as discontinued operations for the three and nine months ended September 30, 2013 in our condensed consolidated statements of comprehensive operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. We are currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.

3. Real Estate Investments

The investments in our consolidated owned properties, net consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Operating properties:
Land	$281,584	$221,595
Land improvements	138,887	118,652
Building and improvements(1)	1,426,862	1,129,619
Furniture, fixtures and equipment	37,988	30,567

	1,885,321	1,500,433

Less: accumulated depreciation	(132,410)	(89,920)

Total real estate investments	$1,752,911	$1,410,513

(1)	Includes $5 million and $10.4 million of direct construction costs for our repositioning activities as of September 30, 2014 and December 31, 2013, respectively.

Depreciation expense for the three months ended September 30, 2014 and 2013 was $15.4 million and $9.8 million, respectively, and for the nine months ended September 30, 2014 and 2013, was $44.6 million and $23.9 million, respectively.

Real Estate Acquisitions

During the nine months ended September 30, 2014, we completed the acquisition of 14 consolidated apartment communities, as set forth below (in thousands, except unit data):

Property Description	Date Acquired	Number of Units	Total Purchase Price	Percentage Ownership
Landmark at Chesterfield — Pineville, NC(1)	January 7, 2014	250	$19,451	61.2%
Landmark at Coventry Pointe — Lawrenceville, GA(1)	January 7, 2014	250	27,826	61.2%
Landmark at Grand Oasis — Suwanee, GA(1)	January 7, 2014	434	48,290	61.2%
Landmark at Rosewood — Dallas, TX(1)	January 7, 2014	232	12,902	61.2%
Lake Village East — Garland, TX	January 9, 2014	329	18,547	100%
Lake Village North — Garland, TX	January 9, 2014	848	59,147	100%
Lake Village West — Garland, TX	January 9, 2014	294	19,221	100%
Landmark at Laurel Heights — Mesquite, TX	January 9, 2014	286	20,709	100%
Landmark at Bella Vista — Duluth, GA	January 15, 2014	564	31,277	100%
Landmark at Maple Glen — Orange Park, FL(1)	January 15, 2014	358	32,246	51.1%
Landmark at Pine Court — Columbia, SC	January 23, 2014	316	20,300	100%
Landmark at Spring Creek — Garland, TX(1)(2)	February 6, 2014	236	10,267	92.6%
Landmark at Andros Isles — Daytona Beach, FL	June 4, 2014	360	47,700	100%
Landmark at West Place — Orlando, FL	September 4, 2014	342	38,500	100%

Total acquired apartment communities		5,099	$406,383

(1)	We consolidate entities for which we own less than 100% but we hold the controlling financial interest or have management control.
(2)	On November 7, 2014, we acquired the remaining ownership interest of Landmark at Spring Creek and, as of such date, we own 100% of this apartment community.

4. Real Estate Disposition Activities

During the first three quarters of 2014, we sold three apartment communities, Manchester Park on May 28, 2014, Bay Breeze Villas on June 30, 2014, and Lofton Meadows on August 28, 2014, totaling 472 apartment units for a combined sales price of $40.5 million. These three property dispositions were either smaller assets with less operating efficiencies or were not in our key markets. Our gain on the sale of the apartment communities was $7.5 million. Manchester Park was a 126 unit property, well below our targeted minimum size of 200 units. Bay Breeze Villas was our only apartment community located in Ft. Myers, Florida, and Lofton Meadows was a 166 unit apartment community located in Bradenton, Florida, another non-key market to our operating plan.

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

The following is a summary of income from discontinued operations for the periods presented (in thousands):

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
	(unaudited)	(unaudited)
Rental income	$695	$3,604
Other property revenues	142	584

Total revenues	837	4,188
Rental expenses	(349)	(1,583)
Interest expense, net	(250)	(1,057)
Depreciation and amortization expense	(166)	(1,027)

Total expenses	(765)	(3,667)

Income before net gain on the sale of property	72	521
Net gain on the sale of property	3,399	10,019

Income from discontinued operations	$3,471	$10,540
Less: Net income from discontinued operations attributable to redeemable non-controlling interests in operating partnership	1,761	5,348

Net income attributable to common stockholders	$1,710	$5,192

5. Investments in Unconsolidated Entities

As of September 30, 2014 and December 31, 2013, we held non-controlling interests in the following investments, which are accounted for under the equity method (in thousands, except unit data and percentages):

Investment Description	Date Acquired	Number of Units	Total Investment at September 30, 2014	Total Investment at December 31, 2013	Percentage Ownership at September 30, 2014
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$973	$1,158	20%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	3,486	4,998	20%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	4,866	5,000	7.6%

Total investments			$9,325	$11,156

On November 18, 2013, we acquired an interest in the Landmark at Waverly Place property. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Waverly Place, LLC, the entity that owns the Landmark at Waverly Place property. The difference between the carrying value and underlying equity in the net assets at September 30, 2014 and December 31, 2013 was $467,000 and $645,000, respectively.

On December 6, 2013, we acquired an interest in The Fountains property. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Garden Square, LLC, the entity that owns The Fountains property. The difference between the carrying value and underlying equity in the net assets at September 30, 2014 and December 31, 2013 was $848,000 and $2 million, respectively.

On December 20, 2013, we purchased 500,000 Class A Units in Timbercreek Holding, for aggregate consideration of $5 million consisting of 613,497 shares of our common stock, thereby becoming a limited partner in Timbercreek Holding. As of September 30, 2014 and December 31, 2013, we owned approximately 7.6% and 7.5%, respectively, of the limited partnership interests in Timbercreek Holding.

6. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Disposition fee rights(1)	$—	$284
In-place leases, net of accumulated amortization of $884,000 and $39.1 million as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 5.1 months and 3.6 months as of September 30, 2014 and December 31, 2013, respectively)	1,696	16,662
Trade name and trade marks (indefinite lives)	200	200
Property management contracts, net of accumulated amortization of $4.4 million and $2.2 million as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 166.7 months and 165.3 months as of September 30, 2014 and December 31, 2013, respectively)	16,431	18,703

Total identified intangible assets, net	$18,327	$35,849

(1)	On February 6, 2014, we purchased a controlling interest in Landmark at Spring Creek and, therefore, consolidated this apartment community in our condensed consolidated financial statements. Prior to our consolidation, the Landmark at Spring Creek property was owned by unaffiliated third parties and leased by our wholly owned subsidiary, NNN Mission Residential Holdings, LLC, or NNN/MR Holdings. Pursuant to the master lease or other operative agreement between NNN/MR Holdings and the respective third party property owners, our NNN/MR Holdings was entitled to a disposition fee in the event that the leased property was sold. We recognized this as a disposition fee rights intangible of $284,000 for the year ended December 31, 2013. Upon our acquisition of a controlling interest of Landmark at Spring Creek, we waived the disposition fee from the sellers of the controlling interest during the first quarter of 2014.

As of September 30, 2014 and December 31, 2013, we had net below market lease intangibles of $76,000 and $870,000, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. We amortize our net below market lease intangibles on a straight-line basis over the average remaining term of the in-place leases at the time of acquisition as an increase to rental income.

Amortization expense recorded on the identified intangible assets, net for the three months ended September 30, 2014 and 2013 was $3.3 million and $10.7 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $29.7 million and $19.9 million, respectively.

7. Debt

Our mortgage loan payables, net, unsecured notes payable to affiliates, variable rate Secured Credit Facility with Bank of America, N.A. and certain other lenders, or the Secured Credit Facility, and line of credit as of September 30, 2014 and December 31, 2013, are summarized below (in thousands):

	September 30, 2014	December 31, 2013
Mortgage loan payables — fixed	$770,358	$652,345
Mortgage loan payables — variable	253,235	175,120

Total secured fixed and variable rate debt	1,023,593	827,465
Premium, net	9,048	10,969

Total mortgage loan payables, net	1,032,641	838,434
Secured credit facility	159,932	145,200
Line of credit	3,902	—

Total secured fixed and variable rate debt, net	$1,196,475	$983,634

Unsecured notes payable to affiliates	$5,950	$5,784

Scheduled payments and maturities of mortgage loan payables, net, unsecured notes payable to affiliates, the Secured Credit Facility and our line of credit at September 30, 2014 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2014	$3,876	$7,639	$—
2015(2)	12,850	307,467	500
2016	11,385	223,118	—
2017	10,111	99,726	—
2018	8,635	105,210	5,450
Thereafter	47,234	350,176	—

	$94,091	$1,093,336	$5,950

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables, our line of credit, and the Secured Credit Facility.
(2)

Included is maturing debt in the first, second and third quarter of 2015 of $163.7 million, $67.2 million and $57.9 million, respectively, which includes the Secured Credit Facility in the amount of $159.2 million. The Secured Credit

Facility is due on March 7, 2015, and the maturity date may be extended to March 7, 2016 if certain conditions are satisfied, which would have to be assessed at that time. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities.

Mortgage Loan Payables, Net

Mortgage loan payables, net were $1.03 billion ($1 billion, excluding premium) and $838.4 million ($827.5 million, excluding premium) as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had 55 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 2.16% to 6.58% per annum and a weighted average effective interest rate of 4.61% per annum. As of September 30, 2014, we had $779.4 million ($770.4 million, excluding premium) of fixed rate debt, or 75.5% of mortgage loan payables, net at a weighted average interest rate of 5.23% per annum and $253.2 million of variable rate debt, or 24.5% of mortgage loan payables, net at a weighted average effective interest rate of 2.73% per annum. As of December 31, 2013, we had 47 fixed rate and ten variable rate mortgage loans with effective interest rates ranging from 2.37% to 6.58% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2013, we had $663.3 million ($652.3 million, excluding premium) of fixed rate debt, or 79.1% of mortgage loan payables, net at a weighted average interest rate of 5.18% per annum and $175.1 million of variable rate debt, or 20.9% of mortgage loan payables, net at a weighted average effective interest rate of 2.92% per annum.

We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. The majority of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of September 30, 2014, 20 of our mortgage loan payables had monthly interest-only payments, and 47 of our mortgage loan payables had monthly principal and interest payments.

Secured Credit Facility

The Secured Credit Facility is in the aggregate maximum principal amount of $180 million and the amount available is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all properties. As of September 30, 2014, we had $159.9 million outstanding under the Secured Credit Facility with $20.1 million available to be drawn on the incremental facility and 13 of our properties pledged as collateral.

The Secured Credit Facility will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied, which would have to be assessed at that time. Such conditions include certain financial covenants, including a consolidated funded indebtedness ratio that is not to exceed (i) at any time prior to the extension period, 70% of total asset value and (ii) at any time during the extension period, 65% of total asset value as of the last day of each fiscal quarter. In addition, the consolidated fixed charge coverage ratio as of the end of any quarter is not to exceed (i) 1.20:1.00 as of the end of any quarter ending prior to the extension period and (ii) 1.50:1.00 as for the end of any quarter ending during the extension period.

Pursuant to the terms of the credit agreement governing the terms of the Secured Credit Facility, we and certain of our indirect subsidiaries guaranteed all of the obligations of our operating partnership and each other guarantor under the credit agreement and the related loan documents. From time to time, our operating partnership may cause additional subsidiaries to become guarantors under the credit agreement.

All borrowings under the Secured Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of September 30, 2014, our current annual interest rate was 2.90% on principal outstanding of $159.9 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 2.75%. We are required by the terms of the Secured Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. During the third quarter of 2014, we received a waiver from Bank of America related to the Secured Credit Facility for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. It is likely we will seek a similar waiver in the fourth quarter of 2014. We were in compliance with all other ratios. As of December 31, 2013, we were in compliance with all such requirements.

Line of Credit

On January 22, 2014, we entered into an agreement with Bank Hapoalim, as lender, for a revolving line of credit in the aggregate principal amount of up to $10 million to be used for our working capital and general corporate purposes. Our revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied, which would have to be assessed at that time. Such conditions include certain financial covenants, including a consolidated leverage ratio whereby the consolidated funded indebtedness is not to exceed 70% of total asset value, a consolidated fixed charge coverage ratio at the end of any fiscal quarter which needs to be less than 1.20:1.00, achieving $1.00 of net income and minimum balances of at least $1.5 million of restricted cash and $1 million of unrestricted cash. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of September 30, 2014, we had $3.9 million outstanding under our revolving line of credit with $6.1 million available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of September 30, 2014, our current annual interest rate was 3.15%.

Unsecured Notes Payable to Affiliates

On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of ELRH, in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing to Holdings II 613,497 shares of our restricted common stock. Between May 10, 2013 and September 18, 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to Holdings II unsecured promissory notes in the aggregate principal amount of $450,000. These unsecured notes payable to affiliates mature on the earliest of (i) the fifth anniversary from the applicable initial date of issuance or (ii) the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.

As of September 30, 2014, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on August 3, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%. On July 31, 2013, Legacy Galleria, LLC became our affiliate in connection with the joint venture transaction with Legacy at Stafford Landing, LLC, our joint venture partner.

Deferred Financing Cost, Net

As of September 30, 2014 and December 31, 2013, we had $12.4 million and $14.5 million, respectively, in deferred financing costs, net of accumulated amortization. Accumulated amortization was $9.1 million and $4.4 million as of September 30, 2014 and December 31, 2013, respectively.

Loss on Debt Extinguishment

The initial Secured Credit Facility proceeds were used, in part, to refinance existing mortgage loan payables during the quarter ended March 31, 2013. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the quarter ended March 31, 2013.

8. Preferred Stock and Warrants to Purchase Common Stock

Series D Preferred Stock

As of September 30, 2014, we had issued an aggregate of 20,976,300 shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, at a price of $10.00 per share. Holders of our Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 8.75% per annum compounded monthly, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. Beginning the 21st month after the original issuance date, the Series D Current Dividend will increase from 8.75% to 11% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series D Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series D Current Dividend on the 15th of each month. Series D

Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2014 and 2013, we incurred preferred dividends classified as interest expense of $8.1 million and $5.5 million, respectively, related to the Series D Preferred Stock. For the nine months ended September 30, 2014 and 2013, we incurred preferred dividends classified as interest expense of $23.7 million and $5.6 million, respectively, related to the Series D Preferred Stock.

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

We are required to redeem all outstanding shares of Series D Preferred Stock on June 28, 2016, subject to a one-year extension, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series D Preferred Stock agreements. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock. See Note 7, Debt — Secured Credit Facility, for a discussion on the waiver that may be required on the Secured Credit Facility at year end.

In addition, in the event of a triggering event as described in the Series D Preferred Stock agreements, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three and nine months ended September 30, 2014 was $1.1 million and $3.1 million, respectively. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three and nine months ended September 30, 2013 was $964,000 for each period.

As of September 30, 2014 and December 31, 2013, the fair value of this derivative was $2.9 million and $11.1 million, respectively. The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2014, the decrease in fair value was $3.4 million and $8.2 million, respectively. The decrease in fair value was due to changes in assumptions used in the valuation of the derivative, primarily, the anticipated timing of the listing of our common shares on a public exchange. For the three and nine months ended September 30, 2013, there was no change in the fair value. The Series D Preferred Stock and the derivative are presented together in the condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock with derivative in the amount of $204.2 million and $209.3 million as of September 30, 2014 and December 31, 2013, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

Series E Preferred Stock

On January 7, 2014, we issued and sold, for cash, an aggregate of 6,800,000 shares of our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, a new series of our preferred stock, to iStar and BREDS at a price of $10.00 per share, for an aggregate of $68 million. On June 4, 2014, in accordance with the terms of the Series E Preferred Stock agreements (as defined below), we issued and sold, for cash, an aggregate of 600,000 additional shares of our Series E Preferred Stock to iStar and BREDS at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been used primarily to acquire and renovate additional apartment communities. As of September 30, 2014, we had issued an aggregate of 7,400,000 shares of Series E Preferred Stock.

Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 9.25% per annum compounded monthly, or the Series E Current

Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. Beginning the 21st month after the original issuance date, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series E Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series E Current Dividend on the 15th of each month. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2014, we incurred preferred dividends classified as interest expense of $2.8 million and $7.6 million, respectively, related to the Series E Preferred Stock. We did not record preferred dividends classified as interest expense for the three and nine months ended September 30, 2013, as there were no shares of Series E Preferred Stock outstanding for such periods.

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

We are required to redeem all outstanding shares of Series E Preferred Stock on June 28, 2016, subject to a one-year extension, for a cash payment to the holders of the Series E Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series E Preferred Stock agreements. Based on the requirement of redemption for cash, the Series E Preferred Stock is classified as a liability in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. Failure to redeem the Series E Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the Series E Preferred Stock agreements. If an event of default occurs on our mortgage loan payables, net, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series E Preferred Stock. See Note 7, Debt — Secured Credit Facility, for a discussion on the waiver that may be required on the Secured Credit Facility at year end.

In addition, in the event of a triggering event as described in the Series E Preferred Stock agreements, we are obligated to redeem not less than 50% of the shares of the Series E Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $6 million with a corresponding discount recorded to the value of the Series E Preferred Stock. The Series E Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series E Preferred Stock discount for the three and nine months ended September 30, 2014 was $542,000 and $1.6 million, respectively. We did not record accretion expense for the three and nine months ended September 30, 2013, as there were no shares of Series E Preferred Stock outstanding for such periods.

The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. As of September 30, 2014, the fair value of this derivative was $3.3 million, and accordingly, the decrease in fair value for the three and nine months ended was $1.3 million and $2.7 million, respectively. The decrease in fair value was due to changes in assumptions used in the valuation of the derivative, primarily, the anticipated timing of the listing of our common shares on a public exchange. The Series E Preferred Stock and the derivative are presented together in our condensed consolidated balance sheets as Series E cumulative non-convertible redeemable preferred stock with derivative in the amount of $72.9 million as of September 30, 2014. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

Warrants to Purchase Common Stock

In connection with the issuances of our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, which were redeemed in 2013, we issued warrants to purchase an aggregate of $60 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of (A) $9.00 and (B) 80% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock becomes listed for trading on the New York Stock Exchange, if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering or in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).

The fair value of the warrants as of September 30, 2014 and December 31, 2013 was $602,000 and $1.8 million, respectively, and is reflected in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2014 and 2013, we recorded an increase of $37,000 and $78,000, respectively, and for the nine months ended September 30, 2014 and 2013, we recorded a decrease of $1.2 million and $283,000, respectively, related to the fair value of the warrants. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

Loss on Preferred Stock Extinguishment

On June 28, 2013, in connection with the redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in yield maintenance prepayment penalty payments, a write off in the amount of $2.5 million in unamortized loan accretion and deferred financing costs and $600,000 in redemption fees, which are recorded in the condensed consolidated statements of comprehensive operations in loss on debt and preferred stock extinguishment. We define yield maintenance prepayment penalty payments as the 24 month yield the Series A Preferred Stock and Series B Preferred Stock holders were entitled to, regardless of the date of prepayment within the first 24 month period following the closing. The minimum yield is calculated by taking the monthly dividend multiplied by 24, less any payments paid, plus certain other fees for early redemption. All amounts due were paid at the time of redemption and nothing further is owed.

9. Commitments and Contingencies

Litigation

On August 12, 2014, the Company, Landmark Apartment Trust Holdings, LP and Stanley J. Olander, among others, were named as defendants in a third amended complaint filed in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al. Plaintiffs allege that the Company, Landmark Apartment Trust Holdings, LP and Olander participated in the fraudulent transfer of assets from an affiliate of Grubb & Ellis Company, thereby preventing the affiliate from satisfying contractual obligations to certain trusts. The plaintiffs seek injunctive relief setting aside these transfers. On October 6, 2014, the Company, Landmark Apartment Trust Holdings, LP and Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. The Company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously.

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

Acquisition Contingent Consideration

ELRM Transaction

We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets, our operating partnership agreed to issue up to $10 million in restricted limited partnership units to ELRH. Additionally, ELRH and certain of its affiliates have the opportunity to earn additional consideration in the form of restricted limited partnership units and a promissory note through a contingent consideration arrangement, which is based on two events: (i) projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates and (ii) funds raised at certain target dates to acquire properties in the Timbercreek Fund.

Our contingent consideration liability would change based on achieving the contingencies and the quarterly fair valuation. As of September 30, 2014 and December 31, 2013, we determined that the fair value of the acquisition contingent consideration was $0 and $4 million, respectively. We had a decrease in fair value of $0 and $3.8 million, respectively, for the three and nine months ended September 30, 2014 which is recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2013, we recorded a change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration of $443,000 and $922,000, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis. As of September 30, 2014, we had a remaining achieved contingency of $298,000 which is recorded in other payables due to affiliates in our condensed consolidated balance sheets. This remaining liability was satisfied on October 8, 2014 and all potential earnout opportunities available to the ELRM Parties or otherwise pursuant to the ELRM Transaction have been satisfied as of such date.

Landmark at Andros Isles

On August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 apartment communities and one parcel of undeveloped land, or the Contributed Properties. In connection with the Recapitalization Transaction, our operating partnership entered into a definitive agreement for the acquisition of a 360-unit multifamily apartment community known as the Andros Isles property, or the Andros Property, in exchange for aggregate consideration valued at approximately $45 million and acquisition contingent consideration not to exceed $4 million. On June 4, 2014, we completed the acquisition of the Andros Property which included consideration of $10.3 million in limited partnership units, $5.2 million in net cash, $29.5 million of assumed mortgage loan payable, and the estimated fair value of acquisition consideration of $2.7 million. The acquisition contingent consideration is based on a calculation of future net operating income (which includes the payment of principal and interest on the mortgage loan payable as defined in the definitive agreements) over the four-year period subsequent to the acquisition, with a total payout not to exceed $4 million. The change in fair value is recorded to change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on our condensed consolidated statements of comprehensive operations. There was no change in fair value for the three and nine months ended September 30, 2014. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis and Note 14, Business Combinations, for further discussion of our 2014 acquisitions.

10. Related Party Transactions

The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.

ELRM and Management Support Services Agreement

In connection with the acquisition of the Contributed Properties, our Property Manager entered into a management support services agreement with ELRM, who was the property manager of the properties at that time. During the period from January 1, 2013 to March 14, 2013, 32 of the 34 properties we owned had management support services or other accounting services performed by ELRM. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.00% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2.00% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. For the three and nine months ended September 30, 2013, we incurred $0 and $418,000, respectively, in management support services fees and accounting services performed by ELRM, which are included in general, administrative and other expense in our condensed consolidated statements of comprehensive operations. We incurred no such expense for the three and nine months ended September 30, 2014. Messrs. Lubeck and Salkind, two of our directors, directly or indirectly, owned a pecuniary interest in ELRM. Although at the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services.

ELRH pays to us the direct costs of certain employees that perform services on their behalf. For the three and nine months ended September 30, 2014, we were paid $148,000 and $697,000, respectively, by ELRH. For the three and nine months ended September 30, 2013, we were paid $229,000 and $392,000, respectively, by ELRH.

Lease for Offices

In connection with the ELRM transaction, we, through our operating partnership, entered into a lease agreement with Marlu Associates, Ltd., a Florida limited partnership, as the landlord, for office space located in Jupiter, Florida. Marlu Associates, Ltd. is an affiliated entity with Joseph G. Lubeck, our Executive Chairman. The lease has a term of five years with an aggregate rental of approximately $165,000 over the term of the lease. Our current monthly rental rate pursuant to the Jupiter lease is $2,833, and the lease expires in December 2017. See Note 14, Business Combinations — ELRM Transaction, for more information on the acquisition of the property management business of ELRM

Timbercreek U.S. Multi-Residential Opportunity Fund #1

As part of the ELRM Transaction, we acquired the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. Also, during the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, we had a commitment to purchase 500,000 Class A Units in the Timbercreek Holding in exchange for consideration of $5 million. On December 20, 2013, we purchased the 500,000 Class A Units in the Timbercreek Holding for consideration in the amount of $5 million, thereby becoming a limited partner in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. Mr. Lubeck and Ms. Elizabeth Truong, our Chief Investment Officer, serve on the Investment Committee of the Timbercreek Fund. The Timbercreek Fund is fully invested, no longer raising capital and the sole purpose of their investment committee is to make capital decisions at the properties and to oversee future disposition of assets.

Limited Partnership Units Issued in Connection with Acquisitions

As of September 30, 2014, we had issued 33,416,747 limited partnership units with an aggregate value of $272.3 million including 1,263,725 limited partnership units with an aggregate value of $10.3 million issued in connection with the Andros Property acquisition described above. Such limited partnership units were issued, directly or indirectly, to Messrs. Lubeck, Salkind and Kobel, three of our directors, and Mr. Miller, our Chief Accounting Officer and Chief Operating Officer, in connection with the acquisition of various apartment communities and the ELRM Transaction.

Agreement Concerning Reimbursement of Attorneys’ Fees, Costs and Expenses and Indemnification of Future Amounts

On August 28, 2012, pursuant to an Interest Contribution Agreement among us, our operating partnership, ELRM and certain persons and entities identified as the contributors in such agreement, we acquired 100% of the interests in Daytona Seabreeze, LLC, a Delaware limited liability company, or Daytona Seabreeze, which owns a multi-family apartment community known as Overlook at Daytona.

An action, or the Action, was brought by CJK Daytona Seabreeze, LLC against, among others, Mr. Lubeck, our operating partnership, Daytona Seabreeze and Seabreeze Daytona Marina, LLC, or Daytona Marina. We collectively refer to Daytona Marina, our operating partnership and Daytona Seabreeze as the Indemnified Parties. In connection with the Action, on October 16, 2014, the Indemnified Parties entered into an Agreement Concerning Reimbursement of Attorneys’ Fees, Costs and Expenses, Future Attorneys’ Fees, Costs and Expenses and Indemnification, or the Agreement, with Mr. Lubeck and SFLP Diplomatic, LLC, which we refer to collectively as the Indemnifying Persons. Pursuant to the Agreement, the Indemnifying Persons have agreed to indemnify our operating partnership against any losses incurred in connection with the

Action, including but not limited to attorneys’ fees, costs and any amounts paid in settlement of the Action. The Indemnified Persons also have reimbursed our operating partnership for past attorneys’ fees and have agreed to pay future attorneys’ fees incurred in connection with the Action.

Other

As of September 30, 2014 and December 31, 2013, we had $1.2 million and $2.5 million outstanding, respectively, which were recorded in other receivables due from affiliates in our condensed consolidated balance sheets. The amounts outstanding represented amounts due from our managed properties owned by affiliated third parties as part of the normal operations of our Property Manager, which primarily consisted of management fee receivables and payroll reimbursement receivables.

As of September 30, 2014 and December 31, 2013, we had $439,000 and $915,000, respectively, which were recorded in other payables due to affiliates in our condensed consolidated balance sheets. The amounts outstanding represented amounts due to ELRH in connection with the ELRM Transaction and payables due to our managed properties owned by affiliated third parties as part of the normal operations of our Property Manager.

11. Equity

Preferred Stock

Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2014 and December 31, 2013, we had issued and outstanding 20,976,300 shares of Series D Preferred Stock. Additionally, as of September 30, 2014, we had issued and outstanding 7,400,000 shares of Series E Preferred Stock. See Note 8, Preferred Stock and Warrants to Purchase Common Stock.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of September 30, 2014 and December 31, 2013, we had 25,572,338 and 25,182,988 shares, respectively, of our common stock issued and outstanding.

The following are the equity transactions with respect to our common stock during the nine months ended September 30, 2014:

•	190,112 shares of common stock were issued pursuant to the DRIP (as defined below).

•	200,038 shares of restricted common stock were issued to certain of our independent directors pursuant to the terms and conditions of the 2006 Award Plan (as defined below).

•	800 shares of restricted common stock were forfeited by an independent director upon his resignation from our board of directors.

Our distributions are subject to approval by our board of directors. Our common stock distributions as of September 30, 2014 and December 31, 2013 totaled $0.30 per share for each period then ended.

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two-class method. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2014 and December 31, 2013, there were 192,316 shares and 7,400 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term incentive plan units, or LTIP Units, could potentially dilute the basis earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.

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

Since August 2012, the Company has done a series of acquisitions and issued shares, or share equivalents, at $8.15. This price was determined to be a fair value based on negotiated transactions with advice from professionals. Accordingly, $8.15 is the per share price used for the issuance of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value. For the nine months ended September 30, 2014, $1.5 million in distributions were reinvested and 190,112 shares of our common stock were issued pursuant to the DRIP.

Limited Partnership Units

As of September 30, 2014 and December 31, 2013, we had issued 41,426,421 and 33,450,957 limited partnership units to our non-controlling interest holders, respectively, for a total consideration of $337.6 million and $272.6 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. In connection with the ELRM Transaction, ELRH and certain of its affiliates can receive up to an additional $149,000 in limited partnership units based upon the preliminary valuation of these units. The limited partnership units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 12, Non-Controlling Interests, for additional information on our limited partnership units.

LTIP Units

As of September 30, 2014 and December 31, 2013, we had issued a total 818,602 and 720,322 LTIP Units under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. On March 14, 2013, we issued 256,042 restricted LTIP Units in connection with the ELRM Transaction, which vest in equal amounts over a period of three years, subject to certain cancellation provisions.

2006 Incentive Award Plan

We adopted our 2006 Incentive Award Plan, or the 2006 Award Plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock or equivalents that may be issued pursuant to our 2006 Award Plan, together with the number of shares of common stock or equivalents issued under the 2012 Award Plan (as defined below), is an aggregate total of 2,000,000, subject to adjustment under specified circumstances.

Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2014 and 2013, we recognized compensation expense of $100,000 and $6,000, respectively, and for the nine months ended September 30, 2014 and 2013, we recognized compensation expense of $268,000 and $24,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other in our accompanying condensed consolidated statements of comprehensive operations.

As of September 30, 2014 and December 31, 2013, there was $1.4 million and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of September 30, 2014, this expense was expected to be recognized over a remaining weighted average period of 3.57 years.

As of September 30, 2014 and December 31, 2013, the fair value of the nonvested shares of our restricted common stock was $1.6 million and $60,310, respectively, based upon an $8.15 weighted average per share price at grant date. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2014 and December 31, 2013, and the changes for the nine months ended September 30, 2014, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	7,400	$9.00
Granted	200,038	$8.15
Vested	(14,322)	$8.15
Forfeited	(800)	$8.15

Balance — September 30, 2014	192,316	$8.18

2012 Other Equity-Based Award Plan

During 2012, our board of directors adopted our 2012 Other Equity-Based Award Plan, or the 2012 Award Plan, which is intended to assist our company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the Company and its affiliates and to associate their interests with those of the Company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan. Pursuant to the 2012 Award Plan, our board of directors or the compensation committee of our board of directors may make grants of other equity-based awards to our independent directors, employees and certain consultants. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, and the terms and conditions of such other equity-based awards are determined by our board of directors or the compensation committee of our board of directors, as applicable. The maximum aggregate number of shares of our common stock or equivalents that may be issued under the 2012 Award Plan, together with the number of shares of common stock or equivalents issued under the 2006 Award Plan, is an aggregate total of 2,000,000 shares.

12. Non-Controlling Interests

Redeemable Non-Controlling Interests in Operating Partnership

As of September 30, 2014 and December 31, 2013, we had issued 41,426,421 and 33,450,957 limited partnership units, respectively, for a total consideration of $337.6 million and $272.6 million, respectively, in relation to the acquisition of apartment communities and the ELRM Transaction. If the limited partnership units were to be redeemed, the total redemption value would have been $337.6 million as of September 30, 2014. The following are the equity transactions for our limited partnership units during the nine months ended September 30, 2014:

•	29,968 limited partnership units were issued pursuant to reinvestment of the distributions.

•	1,252,245 limited partnership units were issued as partial consideration for the acquisition of Landmark at Chesterfield, Landmark at Coventry Pointe, Landmark at Grand Oasis, and Landmark at Rosewood.

•	3,425,900 limited partnership units were issued as partial consideration for the acquisition of Lake Village East, Lake Village North, Lake Village West, and Landmark at Laurel Heights.

•	894,183 limited partnership units were issued as partial consideration for the acquisition of Landmark at Bella Vista.

•	1,116,976 limited partnership units were issued as partial consideration for the acquisition of Landmark at Maple Glen.

•	1,263,725 limited partnership units were issued as partial consideration for the acquisition of Landmark at Andros Isles.

•	31,087 restricted limited partnership units were issued in connection with the partial settlement of the acquisition contingent consideration related to the ELRM Transaction.

•	58,965 cancellation of limited partnership units related to the ELRM Transaction consideration. See Note 14, Business Combinations for further discussion.

•	20,345 restricted limited partnership units were issued in connection with the partial settlement of the acquisition contingent consideration related to the ELRM Transaction.

During the nine months ended September 30, 2014, $244,000 in distributions were reinvested and 29,968 limited partnership units were issued.

As of September 30, 2014 and December 31, 2013, we owned approximately 37.7% and 42.4% of the general partnership interest in our operating partnership, respectively, and the limited partners owned approximately 62.3% and 57.6%, respectively, of the limited partnership interests in our operating partnership.

Non-Controlling Interest Partners

Non-controlling interest partners represents interests of our joint venture partners in seven consolidated apartment communities as of September 30, 2014 and is presented as part of equity in our condensed consolidated balance sheets. We consolidate an entity in which we own less than 100% but for which we hold the controlling financial interest. In addition, we consolidate any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to participate substantially in the decision-making process or remove us as general partner or managing member, as the case may be, without cause. As of September 30, 2014 and December 31, 2013, the amount of non-controlling interest of our partners was $27.1 million and $3.9 million, respectively. During the three and nine months ended September 30, 2014, net (income)/loss attributable to non-controlling interest partner was $(58,000) and $1.3 million, respectively. For the three and nine months ended September 30, 2013, we had net loss attributable to non-controlling interest partners of $422,000 for each period.

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

As of September 30, 2014, we had entered into five interest rate cap agreements. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The fair value of our interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above the strike rate of the cap using a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2014 and 2013, the change in fair value resulted in an increase to interest expense of $22,000 and $90,000, respectively, and for the nine months ended September 30, 2014 and 2013, the change in fair value resulted in an increase to interest expense of $327,000 and $145,000, respectively.

As of September 30, 2014, we had entered into three interest rate swap agreements pursuant to which we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date and have designated two of these as hedging derivatives and one as a non-designated hedge. The fair value of our interest rate swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.

For the two interest rate swaps that we have determined qualify as effective cash flow hedges, we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive operations in the condensed consolidated statements of equity. Amounts recorded in accumulated other comprehensive operations will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $240,000 and ($447,000) in other comprehensive income/(loss) for the three and nine months ended September 30, 2014, respectively. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $844,000 and $534,000 in other comprehensive loss for the three and nine months ended September 30, 2013. The one interest rate swap is not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2014, the change in fair value was a decrease to interest expense of $504,000 and $134,000, respectively. For the three and nine months ended September 30, 2013, we did not record a change in fair value.

The following table summarizes our derivative financial instruments at September 30, 2014 and December 31, 2013 (in thousands, except interest rates):

	September 30, 2014			December 31, 2013
	Non-designated Hedges		Cash Flow Hedges	Non- designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$102,065	$58,800	$32,100	$102,065	$32,100
Weighted average interest rate(1)	2.81%	2.17%	2.38%	2.81%	2.38%
Weighted average capped interest rate	3.68%	N/A	N/A	3.68%	N/A
Earliest maturity date	Mar-15	Sep-18	Jul-20	Mar-15	Jul-20
Latest maturity date	Jul-18	Sep-18	Aug-20	Jul-18	Aug-20
Estimated fair value, asset/(liability), net	$151	$(1,222)	$(797)	$478	$(350)

(1)	For the interest rate caps, this represents the weighted average interest rate on the debt.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at September 30, 2014	Carrying Value at September 30, 2014
Liabilities
Mortgage loan payables, net(1)	$—	$1,073,468	$—	$1,073,468	$1,032,641
Unsecured notes payable to affiliates(2)	—	—	5,950	5,950	5,950
Secured Credit Facility(1)	—	159,965	—	159,965	159,932
Line of credit(1)	—	3,913	—	3,913	3,902
Acquisition contingent consideration — ELRM Transaction(3)	—	—	—	—	—
Acquisition contingent consideration — Andros Isles(4)	—	—	2,700	2,700	2,700
Warrants(5)	—	—	602	602	602
Series D preferred stock derivative(6)	—	—	2,900	2,900	2,900
Series E preferred stock derivative(7)	—	—	3,300	3,300	3,300

Liabilities at fair value	$—	$1,237,346	$15,452	$1,252,798	$1,211,927

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.
(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.
(3)	The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets. During the second quarter of 2014, management determined that the targeted cash flows would not be raised by a certain date which resulted in a complete write off of the acquisition contingent consideration.
(4)	The fair value is based on management’s inputs and assumptions related primarily to certain net operating income over a four-year period for Landmark at Andros Isles.
(5)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.
(6)	The fair value of the Series D Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series D Preferred Stock outstanding as of the date of a triggering event as described in the Series D Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series D Preferred Stock, and the discount rate.
(7)	The fair value of the Series E Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series E Preferred Stock outstanding as of the date of a triggering event as described in the Series E Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series E Preferred Stock, and the discount rate.

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2013	Carrying Value at December 31, 2013
Liabilities
Mortgage loan payables, net(1)	$—	$858,658	$—	$858,658	$838,434
Unsecured notes payable to affiliates(2)	—	—	5,784	5,784	5,784
Secured Credit Facility(1)	—	145,247	—	145,247	145,200
Acquisition contingent consideration(3)	—	—	4,030	4,030	4,030
Warrants(4)	—	—	1,789	1,789	1,789
Series D preferred stock derivative(5)	—	—	11,100	11,100	11,100

Liabilities at fair value	$—	$1,003,905	$22,703	$1,026,608	$1,006,337

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.
(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.

(3)	The fair value is based on management’s inputs and assumptions relating primarily to the expected cash flows, and the timing of such cash flows, from the economic rights we acquired in connection with the ELRM Transaction that enables us to earn property management fees and subordinated participation distributions with respect to certain real estate assets.
(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.
(5)	The fair value of the Series D Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series D Preferred Stock outstanding as of the date of a triggering event as described in the Series D Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted approach. Significant inputs include the expected timing of a triggering event, the expected timing of additional issuances of Series D Preferred Stock, and the discount rate.

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability, Series D Preferred Stock derivative and Series E Preferred Stock derivative measured on a recurring basis for which the Company has designated as Level 3 (in thousands):

	Acquisition Contingent Consideration – ELRM Transaction	Acquisition Contingent Consideration – Andros Isles	Warrants	Series D Preferred Stock Derivative	Series E Preferred Stock Derivative	Total
Balance at December 31, 2013	$4,030	$—	$1,789	$11,100	$—	$16,919
Additions	—	2,700	—	—	6,000	8,700
Change due to liability realized	(276)	—	—	—	—	(276)
Changes in fair value(1)	(3,754)	—	(1,187)	(8,200)	(2,700)	(15,841)

Balance at September 30, 2014	$—	$2,700	$602	$2,900	$3,300	$9,502

(1)	Reflected in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations for the nine months ended September 30, 2014.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2014.

14. Business Combinations

2014 Property Acquisitions

For the nine months ended September 30, 2014, we completed the acquisition of 14 consolidated apartment communities, including six properties held through consolidated joint ventures, adding a total of 5,099 apartment units to our property portfolio. The aggregate purchase price was approximately $406.4 million, plus closing costs and acquisition fees of $2.2 million, which are included in acquisition-related expense in our accompanying condensed consolidated statements of comprehensive operations. See Note 3, Real Estate Investments — Real Estate Acquisitions, for a listing of the properties acquired and the dates of the acquisitions.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2014 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2014, we recognized $31.8 million in revenues and $8.2 million in net loss for the newly acquired properties.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

September 30, 2014
Land	$65,919
Land improvements	23,095
Building and improvements	299,676
Furniture, fixtures and equipment	7,139

September 30, 2014
In-place leases	12,459
(Above)/below market leases	(1,254)
Fair market value of assumed debt(1)	(181,118)
Acquisition contingent consideration	(2,700)
Other assets/liabilities, net	(873)

Total	222,343
Equity/limited partnership unit consideration	(91,318)

Net cash consideration	$131,025

(1)	Includes $652,000 of net below market debt adjustments.

In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we allocated the purchase price of the 14 apartment communities to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. Certain allocations, including the initial estimate of the fair value of acquisition contingent consideration, as of September 30, 2014 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.

2013 Property Acquisitions

For the nine months ended September 30, 2013, we completed the acquisition of 30 consolidated apartment communities, including one property which we purchased through a joint venture arrangement, adding a total of 8,607 apartment units to our property portfolio. The aggregate purchase price was approximately $610.6 million, plus closing costs and acquisition fees of $10.5 million, which are included in acquisition-related expense in our accompanying condensed consolidated statements of comprehensive operations.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2013, we recognized $21.5 million in revenues and $17.6 million in net loss for the acquired properties.

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

In accordance with ASC Topic 805, we allocated the purchase price of the 30 apartment communities to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above market leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2013.

ELRM Transaction

In connection with the ELRM Transaction, we acquired the property management business of ELRH and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2013, and for the period subsequent to the acquisition date. For the period from March 14, 2013 through September 30, 2013, we recognized $3 million in revenues and $848,000 in consolidated net loss before income tax benefit, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expense.

The purchase price allocation for the ELRM Transaction is final with no adjustments since December 31, 2013. Our purchase price allocation related to the ELRM Transaction is as follows (in thousands):

Property Management Business
Assets:
Furniture, fixtures and equipment	$81
Other assets, net	631
Identified intangible assets, net(1)(3)	21,070
Goodwill(2)(3)(4)	9,198

Total purchase price	30,980
Accounts payable and accrued liabilities	(196)
Unsecured notes payable to affiliate	(10,000)
Limited partnership units(4)	(9,839)
Acquisition contingent consideration	(6,734)
Deferred tax liability, net	(4,211)

Cash paid	$0

(1)	Included in identified intangible assets, net on the condensed consolidated balance sheets as of September 30, 2014.
(2)	Included as goodwill on the condensed consolidated balance sheets as of September 30, 2014. Our annual impairment test date is December 31st of each year. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.
(3)	In the third quarter of the year ended December 31, 2013, we recorded an increase to goodwill of $3.3 million and a decrease to identified intangible assets of $3.3 million as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired during the quarter. During the fourth quarter of the year ended December 31, 2013, we recorded a decrease of $1 million to goodwill and a decrease of $1 million to deferred tax liability, net.
(4)	In the second quarter of 2014, we recorded a decrease to goodwill of $481,000 and a decrease to redeemable non-controlling interests in operating partnerships, which represents a correction of the original purchase price allocation due to an immaterial error. This correction resulted in the forfeiture of 58,965 limited partnership units during the third quarter of 2014 in connection with two property management contracts being terminated in the second quarter of 2013.

Pro Forma Financial Data (Unaudited)

Assuming the acquisitions of the 14 consolidated apartment communities discussed above and the 38 consolidated apartment communities that we acquired during 2013 and 2014 had occurred on January 1, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$66,812	$199,105
Net loss	$(10,474)	$(37,183)
Net loss attributable to controlling interest	$(4,040)	$(14,343)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.16)	$(0.57)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$65,509	$189,247
Net loss	$(8,881)	$(33,616)
Net loss attributable to controlling interest	$(4,375)	$(16,558)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.18)	$(0.75)

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Landmark Apartment Trust, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust, Inc. as of September 30, 2014, and the related condensed consolidated statements of comprehensive operations for the three and nine-month periods ended September 30, 2014 and 2013, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, and the condensed consolidated statement of equity for the nine-month period ended September30, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Landmark Apartment Trust, Inc. as of December 31, 2014, and the related consolidated statements of comprehensive loss, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 21, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Landmark Apartment Trust, Inc. as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

November 14, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our company” or “our” refers to Landmark Apartment Trust, Inc. (f/k/a Landmark Apartment Trust of America, Inc.), a Maryland corporation, and its subsidiaries, including Landmark Apartment Trust Holdings, LP (f/k/a Landmark Apartment Trust of America Holdings, LP), except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2014 and December 31, 2013, together with our results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013.

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

Overview and Background

Landmark Apartment Trust, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through our operating partnership, Landmark Apartment Trust Holdings, LP. We are in the business of acquiring, holding and managing a diverse portfolio of quality apartment communities with stable cash flows and growth potential primarily in the Sunbelt region, which comprises the South and certain Southwest regions of the United States. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT.

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

On August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties from Elco Landmark Residential Holdings, LLC, or ELRH, and DeBartolo Development LLC and its affiliates, which included 21 apartment communities and one parcel of undeveloped land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in our operating partnership, cash and assumed mortgage indebtedness. As of September 30, 2014, we had completed the acquisition of all 22 properties.

On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130 million, or the Secured Credit Facility, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. We use the proceeds from the Secured Credit Facility for general corporate purposes, including refinancing existing debt on certain properties. The Credit Agreement will mature on March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied, which would have to be assessed at that time. Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount under the Secured Credit Facility by an additional $50 million. We initially exercised our option to increase aggregate borrowings available under the Secured Credit Facility from $130 million to $145.2 million on October 10, 2013 and drew down the amount of $15.2 million to fund the acquisition of an apartment community. We again exercised the option to increase the Secured Credit Facility on January 15, 2014 and drew down the amount of $20.7 million to fund the acquisition of an apartment community. In connection with the sale of an apartment community on May 28, 2014, we paid down $4.4 million on the Secured Credit Facility. During the second and third quarter of 2014, we paid principal of $1.6 million on the Secured Credit Facility. As of September 30, 2014, we had an outstanding principal balance of $159.9 million under our Secured Credit Facility.

On March 14, 2013, we completed the acquisition of the management operations of Elco Landmark Residential Management, LLC and certain of its affiliates, or, collectively, the ELRM Parties, and acquired the management operations of the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund. We refer to this acquisition as the ELRM Transaction. Through September 30, 2014, the aggregate consideration that the ELRM Parties received in connection with the acquisition of the property management operation was $21.4 million and consisted of restricted units of limited partnership interests in our operating partnership with an aggregate value of $10.9 million, common shares with a value of $5 million and a $5.5 million remaining note payable balance. During October 2014, the remaining portion of the consideration due to the ELRM Parties of $332,000 was settled through the issuance of a $166,000 note payable and $166,000 of restricted units of limited partnership interests in our operating partnership. The total consideration for the ELRM Transaction was $21.7 million and all potential earnout opportunities available to the ELRM parties or otherwise pursuant to the ELRM Transaction were satisfied in October 2014.

On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, a new series of our preferred stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. As of September 30, 2014, we had issued a total of 20,976,300 shares of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $209.8 million. We used the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, and to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding at a price that, as of September 30, 2014, would have included a premium of $8.5 million.

Pursuant to the terms of the asset purchase and contribution agreement relating to the ELRM Transaction, on December 20, 2013, we purchased an equity interest in 500,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding, L.P., a Delaware limited partnership, or Timbercreek Holding, for aggregate consideration of $5 million consisting of 613,497 shares of our restricted common stock and, therefore, we now hold an indirect 7.6% equity interest in Timbercreek Fund.

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

On December 31, 2013, we entered into an agreement, or the Omnibus Agreement, with ELRH, Elco Holdings Ltd., an Israeli public corporation, or EH, and Elco North America Inc., a Delaware corporation, or ENA. EH is the parent company of ENA. The principal purposes of the Omnibus Agreement and the transactions contemplated thereunder are to (i) enable us to acquire an interest in a total of 26 separate apartment communities from ELRH and certain of its affiliates (all of which have been acquired as of the second quarter of 2014, including two apartment communities that we account for under the equity method); and (ii) enable a restructuring transaction of ENA.

On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, a new series of our preferred stock. Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. As of September 30, 2014, we had issued a total of 7,400,000 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $74 million. The proceeds from the sale of the Series E Preferred Stock have been used primarily to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that, as of September 30, 2014, would have included a premium of $4.4 million.

Pursuant to the protective provisions of the agreements designating the Series D Preferred Stock and the Series E Preferred Stock, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts.

As of September 30, 2014, we consolidated 78 apartment communities, including seven properties held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 24,221 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these properties as our consolidated owned properties. We also manage 26 apartment communities, two of which we own a direct minority interest (held through unconsolidated joint ventures), and eight of which are owned by the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these ten communities as our managed equity investment properties which have with an aggregate of 3,446 apartment units at September 30, 2014. The remaining 16 properties which have an aggregate of 5,560 apartment units and are owned by one or more third parties, including certain entities affiliated with ELRH, and we refer to these as our managed third party properties.

The table below shows the concentration of our consolidated owned, managed equity investment and managed third party properties as of September 30, 2014.

	Consolidated Owned Properties		Managed Equity Investment Properties		Managed Third Party Properties

	Number of Properties as of September 30, 2014	Number of Units as of September 30, 2014	Number of Properties as of September 30, 2014	Number of Units as of September 30, 2014	Number of Properties as of September 30, 2014	Number of Units as of September 30, 2014
State
Texas
Dallas, TX	21	6,241	—	—	1	198
Austin, TX	3	974	1	229	2	388
San Antonio, TX	2	705	—	—	2	383
Houston, TX	2	602	—	—	1	272

Subtotal for Texas	28	8,522	1	229	6	1,241

Florida
Tampa Bay, FL	7	2,124	—	—	—	—
Orlando, FL	4	1,434	1	296	2	420
Melbourne, FL	2	436	1	208	—	—
Jacksonville, FL	3	870	1	232	5	1,442
Palm Beach, FL	—	—	1	542	—	—
Daytona Beach, FL	2	593	—	—	—	—

Subtotal for Florida	18	5,457	4	1,278	7	1,862

North Carolina
Charlotte, NC	9	2,411	1	476	—	—
Raleigh, NC	3	969	3	1,038	—	—
Greensboro, NC	1	240			—	—

Subtotal for North Carolina	13	3,620	4	1,514	—	—

Alabama
Birmingham, AL	3	1,640	—	—	—	—

Subtotal for Alabama	3	1,640	—	—	—	—

Georgia
Atlanta, GA	8	2,792	—	—	3	2,457

Subtotal for Georgia	8	2,792	—	—	3	2,457

Tennessee
Nashville, TN	3	1,000	—	—	—	—

Subtotal for Tennessee	3	1,000	—	—	—	—

Virginia
Portsmouth, VA	2	394	—	—	—	—
Charlottesville, VA	—	—	1	425	—	—

Subtotal for Virginia	2	394	1	425	—	—

South Carolina
Columbia, SC	3	796	—	—	—	—

Subtotal for South Carolina	3	796	—	—	—	—

Total Properties	78	24,221	10	3,446	16	5,560

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

Except where otherwise noted, the change in our results of continuing operations was primarily due to changes in our number of consolidated owned, managed equity investment and managed third party apartment communities during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. We consolidated a total of 78 apartment communities as of September 30, 2014 (including seven properties held through consolidated joint ventures), compared to a total of 59 apartment communities and two leased apartment communities that we consolidated as of September 30, 2013. We sold a total of three apartment communities on each of May 28, 2014, June 30, 2014 and August 28, 2014. We also sold two apartment communities in 2013, which are included in income from discontinued operations on our condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2013. In connection with the ELRM Transaction, we acquired the property management business of certain entities affiliated with Messrs. Lubeck and Salkind on March 14, 2013. Results of operations for the property management business are reflected in our condensed consolidated statements of comprehensive operations for the period subsequent to the acquisition date through September 30, 2013 and for the three and nine months ended September 30, 2014.

Revenues

For the three months ended September 30, 2014 and 2013, revenues were $66.2 million and $44.4 million, respectively. For the three months ended September 30, 2014, revenues were comprised of rental income of $53.4 million, other property revenues of $8.1 million, management fee income of $917,000 and reimbursed income of $3.8 million. For the three months ended September 30, 2013, revenues were comprised of rental income of $35.1 million, other property revenues of $4.2 million, management fee income of $1.4 million and reimbursed income of $3.7 million.

For the nine months ended September 30, 2014 and 2013, revenues were $194 million and $104 million, respectively. For the nine months ended September 30, 2014, revenues were comprised of rental income of $157.9 million, other property revenues of $23.1 million, management fee income of $3.2 million, and reimbursed income of $9.8 million. For the nine months ended September 30, 2013, revenues were comprised of rental income of $82.1 million, other property revenues of $10.5 million, management fee income of $3 million, and $8.4 million in reimbursed income.

The increase in revenues for the three and nine months ended September 30, 2014 was primarily attributed to the increase in the number of properties we consolidated and owned, as discussed above. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to tenants, including amounts recorded in connection with early lease terminations. Reimbursed income is offset by reimbursed expense. See Reimbursed Expense below for a further discussion.

The average occupancy for our consolidated owned properties was 92.9% as of September 30, 2014, as compared to 94.7% as of September 30, 2013. The average rental rate for our consolidated owned properties was $782 for the three months ended September 30, 2014, as compared to $766 for the three months ended September 30, 2013. The average rental rate for our consolidated owned properties was $767 for the nine months ended September 30, 2014, as compared to $761 for the nine months ended September 30, 2013. We believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term. The decrease in per unit rental rates resulted from a diversification of our operating strategy to purchase slightly older properties with lower rental rates. This strategy allows us to offer housing in our growth oriented markets to more qualified renters within our markets. While these newly acquired properties may be older, they are well located and maintained and simply allow us to broaden our base of potential renters over a broader income demographic spectrum within our identified target markets.

Rental Expenses

For the three months ended September 30, 2014 and 2013, rental expenses were $28.8 million and $17.5 million, respectively. For the nine months ended September 30, 2014 and 2013, rental expenses were $83.5 million and $41.9 million, respectively. Rental expenses consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administration	$10,373	$6,474	$28,590	$14,678
Real estate taxes	6,553	4,058	20,665	10,555
Utilities	5,957	3,705	17,257	8,743
Repairs and maintenance	4,618	2,483	12,049	5,860
Insurance and other	1,293	826	4,912	2,105

Total rental expenses	$28,794	$17,546	$83,473	$41,941

The increase in rental expenses of $11.2 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, and the increase in rental expenses of $41.5 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily attributed to the increase in the number of apartment communities that we consolidated and owned.

For the three months ended September 30, 2014 and 2013, rental expenses as a percentage of rental income and other property revenues were 46.8% and 44.6%, respectively, and for the nine months ended September 30, 2014 and 2013, rental expenses as a percentage of rental income and other property revenues were 46.1% and 45.3%, respectively.

Property Lease Expense

For the three months ended September 30, 2014 and 2013, property lease expense was $16,000 and $664,000, respectively, and for the nine months ended September 30, 2014 and 2013, property lease expense was $49,000 and $2.2 million, respectively. Our property lease expense was due to our leased apartment communities owned by unaffiliated third parties. As the master tenants of the leased apartment communities, we paid property lease expense monthly to the master landlord. We became the master tenants on June 17, 2011. As of September 30, 2013, we leased two apartment communities due to our acquisition of two of the previously held leased apartment communities on March 28 and June 28, 2013. On October 10, 2013, we acquired one of the previously held leased apartment communities. On February 6, 2014, we acquired controlling interest in the last remaining leased apartment community, Landmark at Spring Creek. As of September 30, 2014, we incurred property lease expense to our non-controlling interest partner in Landmark at Spring Creek. Our property lease expense has decreased for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to our having acquired either 100% ownership interest or a controlling interest in all of our leased apartment communities as of such period. On November 7, 2014, we acquired the remaining ownership interest of Landmark at Spring Creek. As of such date, we own 100% of the apartment community and will no longer incur property lease expense.

Reimbursed Expense

For the three months ended September 30, 2014 and 2013, reimbursed expense was $3.8 million and $3.7 million, respectively. For the nine months ended September 30, 2014 and 2013, reimbursed expense was $9.8 million and $8.4 million, respectively. On March 14, 2013, in connection with the ELRM Transaction, our Property Manager began serving as a property manager for 45 apartment communities owned by unaffiliated third parties. As of September 30, 2014 and 2013 our Property Manager served as a property manager for 26 and 38 apartment communities owned by affiliated third parties, respectively. Reimbursed expense represents the salaries and benefits for the management of such apartment communities and the property insurance of such apartment communities reimbursed to us by the affiliated third parties, and the actual reimbursement is recorded as reimbursed income.

General, administrative and other expense

For the three months ended September 30, 2014 and 2013, general, administrative and other expense was $6.4 million and $6.5 million, respectively, and for the nine months ended September 30, 2014 and 2013, general, administrative and other expense was $18.2 million and $12.9 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recurring corporate expense	$3,316	$958	$7,709	$2,921
Non-recurring corporate expense	1,177	3,487	3,696	4,668
Property management expense — consolidated owned apartment communities	1,251	922	3,634	2,317
Property management expense — managed apartment communities	685	1,157	3,126	3,029

Total general, administrative and other expense	$6,429	$6,524	$18,165	$12,935

Property management expense reflects the management services expense of our Property Manager for our consolidated owned and third-party managed apartment communities. Non-recurring corporate expense reflects those expenses that we consider one-time or discretionary expenses. Recurring corporate expense reflects those expenses that will continue on an on-going basis.

The decrease in general, administrative and other expense of $95,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to a decrease in legal expenses. The increase of $5.2 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to increases in salaries and benefits expense and incentive compensation as a result of the growth of our company.

Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration

The change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration is due to our financial instruments which includes acquisition contingent consideration – ELRM Transaction, warrants, Series D Preferred Stock derivative, and Series E Preferred Stock derivative. For the three and nine months ended September 30, 2014, we had decreases in the fair value of our financial instruments of $4.7 million and $15.9 million, respectively. For the three and nine months ended September 30, 2013, we had decreases in the fair value of our financial instruments of $1.5 million and $1.4 million, respectively. The change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration of $3.2 million and $14.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, respectively, was primarily due to the following: (i) the warrants originated on August 3, 2012 and February 27, 2013 and the acquisition contingent consideration – ELRM Transaction originated on March 13, 2013; (ii) the Series D Preferred Stock derivative originated on June 28, 2013 with changes in fair value beginning the third quarter of 2013; (iii) the Series E Preferred Stock derivative originated on January 7, 2014 with changes in fair value beginning the first quarter of 2014; and (iv) all of our financial instruments had significant changes due to the expected timing of triggering events.

Acquisition-related expense

For the three and nine months ended September 30, 2014, we recognized acquisition-related expense of $200,000 and $2.2 million, respectively, related to the acquisition of 14 apartment communities (including six properties held through consolidated joint ventures). For the three and nine months ended September 30, 2013, we incurred acquisition-related expense of $9.3 million and $12 million respectively, associated with the acquisition of 30 apartment communities and the ELRM Transaction.

(Income)/Loss from Unconsolidated Entities

For the three and nine months ended September 30, 2014, we recognized (income)/loss of $(38,000) and $1.1 million, respectively, related to our non-controlling interest in two joint ventures which own two apartment communities. We did not incur a loss from unconsolidated entities for the three and nine months ended September 30, 2013 because we did not acquire an ownership interest in the two joint ventures until the fourth quarter of 2013.

Depreciation and Amortization

For the three months ended September 30, 2014 and 2013, depreciation and amortization was $18.7 million and $20.6 million, respectively, and for the nine months ended September 30, 2014 and 2013, depreciation and amortization was $74.3 million and $43.8 million, respectively. The decrease in depreciation and amortization of $1.9 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to fully amortizing in-place leases for acquisitions in 2013 and the first quarter of 2014, and the increase in depreciation and amortization of $30.5 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily attributed to the increase in the number of apartment communities we consolidated and owned. Such increases were partially offset by assets becoming fully depreciated and amortized during the nine months ended September 30, 2014.

Interest Expense, Net

For the three months ended September 30, 2014 and 2013, interest expense, net was $15.6 million and $10.3 million, respectively. For the nine months ended September 30, 2014 and 2013, interest expense, net was $47.2 million and $23.1 million, respectively. The increase in interest expense, net of $5.3 million and $24.1 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, respectively, was primarily due to the following: (i) an increase in the borrowings under the Secured Credit Facility and an increase in mortgage loan payables in connection with the acquisition of new apartment communities; (ii) an increase in the amortization of deferred financing costs related to the increase in borrowings; and (iii) the accretion expense of the warrants, Series D Preferred Stock derivative and the Series E Preferred Stock derivative.

Preferred Dividends Classified as Interest Expense

For the three months ended September 30, 2014 and 2013, preferred dividends classified as interest expense was $10.9 million and $5.5 million, respectively. For the nine months ended September 30, 2014 and 2013, preferred dividends classified as interest expense was $31.3 million and $8.3 million, respectively. The increase in preferred dividends classified as interest expense of $5.4 million and $23 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, respectively, was due to the increase in preferred stock outstanding. We issued shares of our Series A Preferred Stock and Series B Preferred Stock on August 3, 2012, as well as, additional shares of our Series A Preferred Stock on February 27, 2013. We redeemed all of our outstanding shares of Series A Preferred Stock and Series B Preferred Stock on June 28, 2013. We issued shares of our Series D Preferred Stock between June 28, 2013 and December 31, 2013 and shares of our Series E Preferred Stock between January 7, 2014 and June 4, 2014.

Gain on Sale of Operating Properties

We sold three apartment communities during 2014, Manchester Park on May 28, 2014, Bay Breeze Villas on June 30, 2014, and Lofton Meadows on August 28, 2014. We recognized a gain on sale of operating properties of $487,000 and $7.5 million, respectively, for the three and nine months ended September 30, 2014.

Disposition Right Income

On March 28, 2013 and June 28, 2013, we acquired the Landmark at Mallard Creek and the Landmark at Monaco Gardens properties, respectively. Prior to our acquisition of such properties, both properties were owned by unaffiliated third parties and leased by subsidiaries of our wholly owned subsidiary, NNN Mission Residential Holdings, LLC, or NNN/MR Holdings. Pursuant to each master lease or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owner, NNN/MR Holdings was entitled to a disposition fee in the event that any of the leased multifamily properties were sold. The disposition fee was 5% of the purchase price of $39.6 million, or $2 million. When NNN/MR Holdings became our wholly-owned subsidiary in the second quarter of 2011, we recognized a disposition fee right intangible of $750,000 related to the master tenants of both properties. The excess of the disposition fee over the recorded disposition fee right intangible for the nine months ended September 30, 2013 was $1.2 million and was recorded as disposition right income in our condensed consolidated statements of comprehensive operations. We did not incur disposition right income during the first nine months of 2014.

Loss on Debt and Preferred Stock Extinguishment

For the nine months ended September 30, 2013, we recognized a loss on debt and preferred stock extinguishment of $10.2 million. In connection with our redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in yield maintenance prepayment penalty payments, a write off of $2.5 million in unamortized loan accretion and deferred financing costs, and $600,000 in redemption fees. We define yield maintenance prepayment penalty payments as the 24 month yield the Series A Preferred Stock and Series B Preferred Stock holders were entitled to, regardless of the date of prepayment within the first 24 month period following the closing. The minimum yield is calculated by taking the monthly dividend multiplied by 24, less any payments paid, plus certain other fees for early redemption. All amounts due were paid at the time of redemption and nothing further is owed. A portion of the proceeds received from borrowings under the Secured Credit Facility were used to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the nine months ended September 30, 2013. We incurred no loss on debt and preferred stock extinguishment during the first nine months of 2014.

Income Tax (Expense)/Benefit

During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it was more likely than not that our deferred tax asset will be realized. As of March 31, 2014, our deferred tax assets approximately equaled our deferred tax liabilities. We determined at that time to the extent deferred tax assets are created in periods after March 31, 2014, we will evaluate our ability to realize these deferred tax assets and record a valuation allowance as needed. Due to the history of losses incurred by the Property Manager, it is expected that any future net deferred tax assets will be offset by a valuation allowance until the Property Manager becomes consistently profitable. Therefore, the deferred tax assets created during the second and third quarter of 2014, were offset by a valuation allowance. Accordingly, an income tax expense of $388,000 and $165,000 was recognized for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, the income tax expense includes state income tax expense of $373,000 and $585,000, respectively. An income tax (expense)/benefit of $(41,000) and $3.1 million was recognized for the three and nine months ended September 30, 2013, respectively, which includes a reversal of the prior valuation allowance of $2.7 million during the first quarter of 2013. Our income tax expense for the three and nine months ended September 30, 2013, includes state income tax expense of $154,000 and $242,000, respectively.

Income from Discontinued Operations

For the three and nine months ended September 30, 2013, we recognized income from discontinued operations of $3.5 million and $10.5 million, respectively, related to the net gain on the sale of two apartment communities during 2013 that were classified as discontinued operations.

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

We are dependent upon our income from operations and other sources of funding, as noted above, to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and limited partnership unit holders. We estimate that we will require approximately $47.9 million to pay interest and $371.7 million to pay principal on our outstanding mortgage and unsecured indebtedness in the next 12 months ended September 30, 2015, based on rates in effect as of September 30, 2014. This includes $1.2 million in estimated interest payments and $756,000 in principal payments in the last quarter of 2014 and $835,000 in estimated interest payments and $159.2 million in principal payments in the first quarter of 2015 related to the Secured Credit Facility which matures on March 7, 2015. The maturity date may be extended to March 7, 2016 if certain conditions are satisfied, which would have to be assessed at that time.

We are required by the terms of the applicable mortgage loan documents and the Secured Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. See “— Financing” below. During the third quarter of 2014, we received a waiver from Bank of America related to the Secured Credit Facility for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. It is likely we will seek a similar waiver in the fourth quarter of 2014. We were in compliance with all other ratios and we expect to remain in compliance for the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity and capital resources and/or our ability to continue making dividend payments to our stockholders and limited partnership unit holders.

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

As of September 30, 2014, we had issued an aggregate of 20,976,300 in shares of our Series D Preferred Stock to iStar and BREDS for an aggregate of $209.8 million. The proceeds from the sale of Series D Preferred Stock were used to redeem the previously issued shares of Series A Preferred Stock and Series B Preferred Stock and to acquire and reposition additional apartment communities. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding at a price that as of September 30, 2014 would have included a premium of $8.5 million. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2014, we incurred preferred dividends classified as interest expense of $8.1 million and $23.7 million, respectively, related to our Series D Preferred Stock.

On January 7, 2014, we sold 6,800,000 shares of our Series E Preferred Stock to iStar and BREDS for an aggregate of $68 million. On June 4, 2014, we sold 600,000 additional shares of Series E Preferred Stock to iStar and BREDS for an aggregate of $6 million. We used funds from such sales to acquire and reposition additional apartment communities. In the event of a public listing of our common stock prior to June 28, 2016, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that as of September 30, 2014 would have included a premium of $4.4 million. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2014, we incurred preferred dividends classified as interest expense of $2.8 million and $7.6 million, respectively, related to our Series E Preferred Stock.

On January 15, 2014, we exercised our option to increase the aggregate borrowings available under the Secured Credit Facility from $145.2 million to $165.9 million and drew down the amount of $20.7 million to fund the acquisition of one apartment community. On May 28, 2014, we sold an apartment community and paid down $4.4 million on the Secured Credit Facility. During the nine months ended September 30, 2014, we paid principal of $1.6 million on the Secured Credit Facility. As of September 30, 2014, the amount available to be drawn on the incremental facility was $20.1 million and 13 of our properties were pledged as collateral under the Secured Credit Facility. As of September 30, 2014, our current annual interest rate was 2.90% on principal outstanding of $159.9 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 2.75%.

On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10 million to be used for working capital and general corporate uses. Our revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied, which would have to be assessed at that time. We have pledged $1.5 million in cash and equity interests in certain of our subsidiaries as collateral. As of September 30, 2014, we had $3.9 million outstanding under the line of credit with $6.1 million available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of September 30, 2014, our current annual interest rate was 3.15% on principal outstanding of $3.9 million.

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

As of September 30, 2014, we estimated that our expenditures for capital improvements and repositioning activities will require approximately $1.5 million and $589,000, respectively, for the remainder of 2014. As of September 30, 2014, we had $8.6 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or third party capital. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $16.7 million, compared to cash flows provided by operating activities of $11.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, cash flows provided by operating activities primarily related to the operations of our 78 consolidated owned properties as of such period. For the nine months ended September 30, 2013, cash flows provided by operating activities primarily related to the operations of our 59 properties owned as of such period.

Cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were $127.8 million and $339 million, respectively. For the nine months ended September 30, 2014, cash flows used in investing activities related to the acquisition of apartment communities of $131 million and capital expenditures of $22.4 million. This was offset by proceeds from the sale of operating properties of $17.5 million, the change in deposits on real estate acquisitions of $2.5 million, and the change in restricted cash for capital replacement reserves of $4.9 million. For the nine months ended September 30, 2013, cash flows used in investing activities related to the acquisition of real estate operating properties of $336.9 million, capital expenditures of $6 million, changes in real estate deposits of $1.3 million and the change in restricted cash for capital replacement reserves of $19.2 million. This was partially offset by proceeds from the sale of two operating properties of $24.5 million.

Cash flows provided by financing activities for the nine months ended September 30, 2014 were $111.4 million, compared to cash flows provided by financing activities of $343.5 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $74 million, proceeds from the issuance of mortgage loan payables of $41.1 million, net proceeds on the Secured Credit Facility of $19.2 million, and net proceeds on the line of credit of $3.9 million. This was offset primarily by the $8.7 million of payments on our mortgage loan payables, payments for deferred financing costs of $3.2 million, and distributions paid to our common stockholders and limited partnership unit holders in the aggregate amount of $12.9 million. For the nine months ended September 30, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of common stock of $16.8 million, the issuance of Series A Preferred Stock of $10 million and Series D Preferred Stock of $188.8 million, borrowings on mortgage loan payables of $140.8 million and borrowings on the Secured Credit Facility of $130 million. This was offset by redemptions of the Series A Preferred Stock and Series B Preferred Stock in the amounts of $50 million and $10 million, respectively, $52.9 million of payments on our mortgage loan payables, payments for yield maintenance prepayment penalties and deferred financing costs of $20.6 million, distributions to redeemable non-controlling interests in operating partnership of $5.2 million, distributions on LTIP Unit holders of $141,000 and distributions made to our stockholders in the amount of $3.6 million.

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

For the nine months ended September 30, 2014, we paid aggregate distributions of $5.7 million ($4.2 million in cash and $1.5 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $16.7 million. For the nine months ended September 30, 2013, we paid aggregate distributions of $5 million ($3.6 million in cash and $1.4 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $11.7 million. From our inception through September 30, 2014, we paid cumulative distributions of approximately $58.2 million ($36.3 million in cash and $21.9 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $32.5 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the nine months ended September 30, 2014, we paid aggregate distributions of $9 million ($8.7 million in cash and $244,000 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. For the nine months ended September 30, 2013, we paid aggregate distributions of $5.4 million ($5.2 million in cash and $189,000 of which was reinvested in limited partnership units) to holders of limited partnership units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. Limited partnership unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of limited partnership units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

LTIP Units

The long-term incentive plan units, or LTIP Units, rank pari passu with the limited partnership units as to the payment of distributions. For the nine months ended September 30, 2014 and 2013, we paid aggregate distributions of $173,000 and $141,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.

Preferred Stock

Prior to our redemption on June 28, 2013, holders of shares of the Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution rate based upon a $10.00 per share value. For the nine months ended September 30, 2013, we paid aggregate distributions on the Series A Preferred Stock and the Series B Preferred Stock of $4.4 million. There were no aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock as of September 30, 2013. Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. For the nine months ended September 30, 2014 and 2013, we paid $14 million and $4.8 million, respectively, to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of September 30, 2014 and 2013, were approximately $12.7 million and $759,000, respectively. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. For the nine months ended September 30, 2014, we paid $6 million in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of September 30, 2014 were approximately $1.6 million. We did not pay or accrue any distributions to holders of our Series E Preferred Stock for the nine months ended September 30, 2013, as there were no shares of Series E Preferred Stock outstanding for such period. The Series E Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.

Sources of Distributions

For the nine months ended September 30, 2014 and 2013, we paid aggregate common stock distributions of $5.7 million and $5 million, respectively, which were paid 100% from cash flows for such period. Our management believes our current common stock distribution policy is sustainable at this time. From our inception through September 30, 2014, we paid cumulative common stock distributions of $58.2 million. We paid $32.6 million of our cumulative aggregate common stock distributions, or 56%, from cash flows, and $25.6 million, or 44%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable.

Financing

Our management reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of September 30, 2014, our aggregate borrowings, excluding the Series D Preferred Stock and the Series E Preferred Stock, were 62.2% of the combined fair market value of all of our real estate and real estate-related investments.

Our Secured Credit Facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio and a minimum fixed charge coverage ratio, financial reporting requirements, limitations on liens, incurrence of debt, investments, mergers and asset dispositions, covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the Secured Credit Facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Secured Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Secured Credit Facility being terminated and allow the lenders to exercise all rights and remedies available to them with respect to the collateral.

Our revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied, which would have to be assessed at that time. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of September 30, 2014, we had $3.9 million outstanding under the line of credit with a current annual interest rate of 3.15%.

Mortgage loan payables, net were $1.03 billion ($1 billion, excluding premium) as of September 30, 2014. We had 55 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 2.16% to 6.58% per annum and a weighted average effective interest rate of 4.61% per annum as of September 30, 2014.

On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to an affiliate of ELRH in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing 613,497 shares of restricted common stock. We also issued an unsecured promissory notes in the aggregate principal amount of $450,000 to an affiliate of ELRH. We issued an additional unsecured note for $500,000 to Legacy Galleria, LLC. As of September 30, 2014, the outstanding principal amount under the unsecured notes payable to affiliates was $6 million.

For a discussion of our mortgage loan payables, net, our unsecured notes payable to affiliates, the Secured Credit Facility and the line of credit see Note 7, Debt, to our accompanying condensed consolidated financial statements.

Inflation

Our residents’ leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs.

REIT Requirements

In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt or equity financing through one or more third parties. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our consolidated owned properties.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. We estimate that we will require approximately $47.9 million to pay interest and $371.7 million to pay principal on our outstanding mortgage and unsecured indebtedness in the next 12 months ended September 30, 2015, based on rates in effect as of September 30, 2014. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. As of September 30, 2014, we had 67 mortgage loan payables outstanding in the aggregate principal amount of $1.03 billion ($1 billion, excluding premium). As of September 30, 2014, we had $6 million outstanding under our unsecured notes payable to affiliates, $159.9 million outstanding under our Secured Credit Facility and $3.9 million outstanding under our line of credit.

We are required by the terms of the applicable loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. During the third quarter of 2014, we received a waiver from Bank of America related to the Secured Credit Facility for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. As of September 30, 2014, we were in compliance with all other requirements, and we expect to remain in compliance with all such requirements during the fiscal year ending 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had investments in unconsolidated entities accounted for under the equity method. For information regarding our equity method investments, see Note 5, Investments in Unconsolidated Entities, to our accompanying condensed consolidated financial statements.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our line of credit; and (ii) interest payments on our mortgage indebtedness, unsecured notes payable to affiliates, Secured Credit Facility and our line of credit, as of September 30, 2014 (in thousands).

	Payments Due by Period
	Remainder (2014)	(2015-2016)	(2017-2018)	(After 2018)	Total
Principal payments — fixed rate debt	$10,140	$268,727	$224,385	$272,554	$775,806
Interest payments — fixed rate debt	10,405	70,206	37,206	53,766	171,583
Principal payments — variable rate debt	1,375	286,593	4,747	124,856	417,571
Interest payments — variable rate debt (based on rates in effect as of September 30, 2014)	2,919	11,686	6,990	11,779	33,374

Total	$24,839	$637,212	$273,328	$462,955	$1,398,334

Funds from Operations and Adjusted Funds From Operations

Funds from operations, or FFO, is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the three months ended September 30, 2014 and 2013, we also chose to exclude from the calculation of FFO a taxable expense of $388,000 and $41,000, respectively, from our Taxable REIT Subsidiary, or TRS, which is our Property Manager. During the nine months ended September 30, 2014 and 2013, we also chose to exclude from the calculation of FFO a taxable (expense)/benefit of $(165,000) and $3.1 million, respectively, from our TRS.

In addition to FFO, we use adjusted funds from operations, or AFFO, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. AFFO, as defined by our company, excludes from FFO acquisition-related expense, litigation related expense, incentive compensation — LTIP units, fair value changes, disposition right income, loss on debt and preferred stock extinguishments, expenses for preferred stock, amortization of net debt premium and amortization of above/(below) market leases. In evaluating the performance of our real estate portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition-related expense from AFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. In calculating AFFO, we also exclude amortization of net debt premium and amortization of above/(below) market leases in accordance with the practice guidelines of the Investment Program Association, an industry trade group. We believe that AFFO enables investors to compare the performance of our portfolio with other REITs that have not recently engaged in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as AFFO, or an equivalent measure is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. In addition to net income and cash flows from operations, as defined by GAAP, we believe both FFO and AFFO are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio in relation to management’s performance models, and in relation to the operating performance of other REITs. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO should not be considered as alternatives to net income or to cash flows from operations, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

AFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because AFFO excludes acquisition-related expense, which are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historical performance measure.

Our calculation of FFO and AFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(5,088)	$(11,846)	$(18,918)	$(20,856)
Add:
Redeemable non-controlling interest	(8,308)	(12,640)	(30,122)	(21,482)
Non-controlling interest	58	(422)	(1,313)	(422)
Depreciation and amortization, including discontinued operations	18,671	20,742	74,282	44,864
Net gain on the sale of depreciable property	(487)	(3,399)	(7,485)	(10,019)
Income tax expense/(benefit) of TRS	388	41	165	(3,078)

FFO	$5,234	$(7,524)	$16,609	$(10,993)

Add:
Acquisition-related expense	$200	$9,327	$2,211	$11,967
Litigation related expense	—	—	—	214
Incentive compensation — LTIP units	174	974	1,323	1,166
Fair value changes including interest rate caps and swap	(5,190)	(1,222)	(15,692)	(1,060)
Disposition right income	—	—	—	(1,231)
Loss on debt and preferred stock extinguishment	—	—	—	10,220
Expenses for preferred stock	13,004	6,858	37,488	10,778
Amortization of net debt premium	(852)	(595)	(2,572)	(1,661)
Amortization of above/(below) market leases	(198)	(854)	(2,152)	(1,480)

AFFO	$12,372	$6,964	$37,214	$17,920

Weighted average common shares and limited partnership units outstanding — basic	65,900,132	47,497,433	64,765,064	43,637,326

Weighted average common shares, limited partnership units and common stock equivalents outstanding — diluted	67,802,872	49,470,933	66,617,205	45,129,611

Net loss per common share attributable to common stockholders	$(0.20)	$(0.50)	$(0.75)	$(0.94)

FFO per common share and limited partnership units — basic	$0.08	$(0.16)	$0.26	$(0.25)

FFO per common share, limited partnership units, and common stock equivalents — diluted	$0.08	$(0.16)	$0.25	$(0.25)

AFFO per common share and limited partnership units — basic	$0.19	$0.15	$0.57	$0.41

AFFO per common share, limited partnership units, and common stock equivalents — diluted	$0.18	$0.14	$0.56	$0.40

The following table is our reconciliation of FFO and AFFO share information to weighted average common shares outstanding, basic and diluted, reflected on the condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares and limited partnership units outstanding — basic	65,900,132	47,497,432	64,765,064	43,637,326
Weighted average number of limited partnership units outstanding	(40,542,206)	(23,649,520)	(39,472,774)	(21,414,208)

Weighted average number of common shares outstanding — basic per the condensed consolidated statements of comprehensive operations	25,357,926	23,847,912	25,292,290	22,223,118

Weighted average number of common shares, limited partnership units, and common stock equivalents outstanding — diluted	67,802,872	49,470,932	66,617,205	45,129,611
Weighted average number of limited partnership units outstanding	(40,542,206)	(23,649,520)	(39,472,774)	(21,414,208)
Weighted average number of LTIP Units	(647,907)	(402,396)	(573,588)	(378,345)
Weighted average number of unvested restricted common shares	(192,661)	(7,478)	(108,838)	(6,440)
Weighted average number of unvested limited partnership units	(891,477)	(1,307,584)	(976,198)	(919,923)
Weighted average number of unvested LTIP Units	(170,695)	(256,042)	(193,517)	(187,577)

Weighted average number of common shares outstanding — diluted per the condensed consolidated statements of comprehensive operations	25,357,926	23,847,912	25,292,290	22,223,118

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

The following is a reconciliation of net (loss)/income, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(13,338)	$(24,908)	$(50,353)	$(42,760)
General, administrative and other expense	6,429	6,524	18,165	12,935
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(4,709)	(1,463)	(15,886)	(1,353)
Acquisition-related expense	200	9,327	2,211	11,967
Depreciation and amortization, including discontinued operations	18,671	20,742	74,282	44,864
Interest expense, including preferred dividends and discontinued operations	26,499	16,090	78,492	32,455
Loss on debt and preferred stock extinguishment	—	—	—	10,220
(Income)/loss from unconsolidated joint ventures	(38)	—	1,131	—
Management fee income	(917)	(1,360)	(3,194)	(2,953)
Income tax expense/(benefit), including discontinued operations	388	41	165	(3,078)
Disposition right income	—	—	—	(1,231)
Net gain on the sale of operating properties	(487)	(3,399)	(7,485)	(10,019)

Net operating income	$32,698	$21,594	$97,528	$51,047

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

The table below presents, as of September 30, 2014, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates).

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$10,140	$105,250	$163,477	$107,489	$116,896	$272,554	$775,806	$816,213
Weighted average interest rate on maturing debt	5.25%	5.44%	5.76%	5.32%	5.06%	4.82%	5.21%	—
Variable rate debt — principal payments	$1,375	$215,567	$71,026	$2,348	$2,399	$124,856	$417,571	$421,134
Weighted average effective interest rate on maturing debt (based on rates in effect as of September 30, 2014)	2.86%	2.99%	2.41%	2.55%	2.55%	2.71%	2.80%	—

Mortgage loan payables, net were $1.03 billion ($1 billion, excluding premium) as of September 30, 2014. As of September 30, 2014, we had 55 fixed rate and 12 variable rate loans with effective interest rates ranging from 2.16% to 6.58% per annum and a weighted average effective interest rate of 4.61% per annum. As of September 30, 2014, we had $779.4 million ($770.4 million, excluding premium) of fixed rate debt, or 75.5% of mortgage loans payable, net at a weighted average interest rate of 5.23% per annum and $253.2 million of variable rate debt, or 24.5% of mortgage loans payable, net at a weighted average effective interest rate of 2.73% per annum.

As of September 30, 2014, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $6 million, with a weighted average interest rate of 3.06% per annum. The maturity date for $5.5 million of our unsecured notes payable to affiliates is on the earliest of the fifth anniversary from the applicable initial date of issuance or the date of our company’s public offering of common stock on a national securities exchange. The maturity date for our $500,000 in unsecured notes payable to affiliates is August 3, 2015.

As of September 30, 2014, we had $159.9 million outstanding under the Secured Credit Facility, with a weighted average effective interest rate of 2.90% per annum and a maturity date of March 7, 2015, subject to an extension of the maturity date to March 7, 2016 if certain conditions are satisfied, which would have to be assessed at that time. Certain mortgage loans payable, net were refinanced with the Secured Credit Facility and were subject to prepayment penalties and write off of unamortized deferred financing costs that resulted in charges to earnings of $684,000 in the nine months ended September 30, 2013, respectively, which were recorded in loss on debt and preferred debt extinguishment in our condensed consolidated statements of comprehensive operations.

The revolving line of credit will mature on January 22, 2015, subject to an extension of the maturity date to January 22, 2016 if certain conditions are satisfied, which would have to be assessed at that time. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of September 30, 2014, we had $3.9 million outstanding under the line of credit with a current annual interest rate of 3.15%.

An increase in the variable interest rate on our 12 variable interest rate mortgage loans, the Secured Credit Facility, and the line of credit constitutes a market risk. As of September 30, 2014, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $2.1 million, or 1.99%.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer, chief financial officer, and chief accounting officer and our executive chairman, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accounting officer and our executive chairman, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer and our chief accounting officer and chief operating officer, concluded that our disclosure controls and procedures, as of September 30, 2014, were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2014, the Company, Landmark Apartment Trust Holdings, LP and Stanley J. Olander, among others, were named as defendants in a third amended complaint filed in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al. Plaintiffs allege that the Company, Landmark Apartment Trust Holdings, LP and Olander participated in the fraudulent transfer of assets from an affiliate of Grubb & Ellis Company, thereby preventing the affiliate from satisfying contractual obligations to certain trusts. The plaintiffs seek injunctive relief setting aside these transfers. On October 6, 2014, the Company, Landmark Apartment Trust Holdings, LP and Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. The Company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K, as filed with the SEC on March 24, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2014, in furtherance of the Company’s obligations under the Asset Purchase and Contribution Agreement, or Contribution Agreement, entered into in connection with the ERLM Transaction, we issued a total of 31,087 restricted limited partnership units, valued at $8.15 per unit, to an affiliate of ELRH pursuant to an earnout provision in the Contribution Agreement based on the amount of dollars raised by Timbercreek U.S. Multi-Residential Opportunity Fund #1, an Ontario Canada limited partnership and an affiliate of the Timbercreek Fund. In addition, on September 18, 2014, we issued an aggregate total of 20,345 restricted limited partnership units, valued at $8.15 per unit, to an affiliate of ELRH in connection with an earnout provision in the Contribution Agreement relating to the actual gross management fees that we earned in connection with five new property management agreements for properties, which are owned directly or indirectly, in whole or in part, by such affiliate of ELRH. The restricted limited partnership units vested immediately upon issuance as to 20% of such interests and the remainder will vest as to an additional 20% on March 14, 2015, 2016, 2017 and 2018.

On September 18, 2014, a total of 58,965 restricted limited partnership units previously issued to the ELRM Parties were forfeited and cancelled, at a valuation of $8.15 per unit, pursuant to certain indemnification obligations of the ELRM Parties set forth in the Contribution Agreement.

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

LANDMARK APARTMENT TRUST, INC.
(Registrant)

November 14, 2014	By:	/S/ STANLEY J. OLANDER, JR.
Date		Stanley J. Olander, Jr.
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director (principal executive officer, principal financial officer and principal accounting officer)

November 14, 2014	By:	/S/ JOSEPH G. LUBECK
Date		Joseph G. Lubeck
Executive Chairman

EXHIBIT INDEX

Our company and our operating partnership were formerly known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P., respectively. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we changed our corporate name and the name of our operating partnership to Apartment Trust of America, Inc. and Apartment Trust of America Holdings, LP, respectively. On August 6, 2012, we changed our corporate name and the name of our operating partnership to Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP, respectively. On October 20, 2014, we changed our name and the name of our operating partnership to Landmark Apartment Trust, Inc. and Landmark Apartment Trust Holdings, LP, respectively. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Articles of Amendment and Restatement of Landmark Apartment Trust, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013 and incorporated herein by reference)

3.2	Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

3.3	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference)

3.4	Articles Supplementary designating the Series D Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

3.5	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.6	Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.7	Articles Supplementary designating the Series E Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.8	Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.9	Articles of Amendment dated October 23, 2014 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference)

3.10	Third Amended and Restated Bylaws (included as Exhibit 3.4 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.11	Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2014 and incorporated herein by reference)

3.12	Second Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference)

3.13	Third Amendment to Amended and Restated Bylaws (included as Exhibit 3.2 to our Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference)

3.14	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.15	First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.16	Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011 and incorporated herein by reference)

3.17	Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

3.18	Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

3.19	Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013 and incorporated herein by reference)

3.20	Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.21	Seventh Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.22	Eighth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.3 to our Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference)

4.1	Form of Subscription Agreement of Grubb & Ellis Apartment REIT, Inc. (included as Exhibit B to Supplement No. 4 to the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-157375) filed August 23, 2010 and incorporated herein by reference)

4.2	Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.3+	Amended and Restated 2006 Incentive Award Plan of Landmark Apartment Trust, Inc. (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.6	Form of Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated by reference herein)

4.7	Non-Detachable Warrant to Purchase Shares of Common Stock, dated February 27, 2013 (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.8	Registration Rights Agreement, dated February 27, 2013, by and between Landmark Apartment Trust, Inc. and 2335887 Limited Partnership (included as Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.9	Registration Rights Agreement, dated July 1, 2013, by and between Landmark Apartment Trust, Inc. and 2335887 Limited Partnership (included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

4.10+	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.11+	Form of Long Term Incentive Plan Unit Vesting Award Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.1+	Employment Agreement, dated as of July 21, 2014, by and between Landmark Apartment Trust, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.2+	Employment Agreement, dated as of July 21, 2014, by and between Landmark Apartment Trust, Inc. and Joseph G. Lubeck (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.3+	Employment Agreement, dated July 23, 2014, by and between Landmark Apartment Trust, Inc. and James G. Miller (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.4+	Employment Agreement dated July 23, 2014, by and between Landmark Apartment Trust, Inc. and Elizabeth Truong (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.5	Agreement Concerning Reimbursement of Attorneys’ Fees, Costs and Expenses, Future Attorneys’ Fees, Costs and Expenses and Indemnification dated as of October 16, 2014 by and among Landmark Apartment Trust Holdings, LP, Daytona Seabreeze, LLC, Seabreeze Daytona Marina, LLC, Joseph Lubeck and SFLP Diplomatic, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2014 and incorporated herein by reference)

10.6*	Fifth Amendment to Credit Agreement, dated as of January 22, 2014, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (filed herewith)

10.7*	Sixth Amendment to Credit Agreement, dated as of June 11, 2014, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (filed herewith)

15.1*	Acknowledgement letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Executive Chairman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Certification of Executive Chairman, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from Landmark Apartment Trust of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive operations, (iii) condensed consolidated statement of equity, (iv) condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Denotes management contract or compensatory plan or arrangement.