Form 10-K
period 2014-12-31
Landmark Apartment Trust, Inc.
filed 2015-03-24
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐        No  ☑
While there is no established market for the Registrant’s shares of common stock, the Registrant currently has an effective public offering of shares of its common stock under its Second Amended and Restated Distribution Reinvestment Plan, which was adopted pursuant to a Registration Statement on Form S-3. The last price paid to acquire a share pursuant to the Registrant’s Second Amended and Restated Distribution Reinvestment Plan was $8.15 per share. There were approximately 23,845,208 shares of common stock held by non-affiliates at June 30, 2014, for an aggregate market value of $194.3 million. In determining this figure, the registrant assumed that the registrant’s officers and directors and their affiliates were affiliates of the registrant. Such assumption shall not be deemed to be conclusive for any other purpose.
As of March 19, 2015, there were 25,684,047 shares of common stock of Landmark Apartment Trust, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the 2015 annual stockholders’ meeting, which is expected to be filed no later than April 30, 2015, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Landmark Apartment Trust, Inc.
(A Maryland Corporation)

PART I
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations, our financial statements and future prospects on a consolidated basis include, but are not limited to: the availability of financing and the attractiveness of its terms; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry generally and the apartment community sub-industry specifically; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; and changes in accounting principles generally accepted in the United States of America, or GAAP, or in policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Item 1.    Business.
The use of the words “we,” “us,” “our company” or “our” refers to Landmark Apartment Trust, Inc., a Maryland corporation, and its subsidiaries, including Landmark Apartment Trust Holdings, LP, its operating partnership, except where the context otherwise requires.
Overview
We were formed in late 2005 and are self-administered and self-managed, and we conduct our operations through our operating partnership. As of December 31, 2014, we had a 100% ownership interest in 71 apartment communities, or properties, and a controlling interest in six apartment communities held through consolidated joint ventures, with an aggregate of 23,978 apartment units, or units, and approximately 22 million square feet of gross leasable area. We refer to these 77 apartment communities collectively as our consolidated properties. The average occupancy of our consolidated properties was 93.4% as of December 31, 2014, and the average monthly revenue per occupied unit was $927 for the month ended December 31, 2014. In addition to our consolidated properties, as of December 31, 2014, we held minority interests in ten apartment communities that we manage, or our managed equity investment properties. The average occupancy of our managed equity investment properties was 92.4% as of December 31, 2014, and the average monthly revenue per occupied unit was $973 for the month ended December 31, 2014. As of December 31, 2014, we also managed 16 apartment communities owned by affiliates of board members and other parties, or our managed third party properties. We are in the process of transferring the property management for 11 of these 16 managed third party properties to affiliates of their owners. The completion of this transfer is subject to lender approval.
Our properties primarily consist of mid-market, garden-style apartments primarily located in the South and certain Texas markets of the United States, or the Sunbelt region, and feature exceptional resident services, convenient locations and spacious, comfortable, clean and modern living spaces. Many of our properties feature popular amenities such as swimming pools, fitness centers, business centers, green spaces, including playgrounds and picnic areas, dog parks, pet care centers and on-site “coffee houses” equipped with Wi-Fi.
Our primary business focus in the near term will be to intensively manage our portfolio to capture the benefits of recently completed value-added improvements and accelerating favorable market trends to enhance the financial performance of our properties. Between September 2013 and December 2014, we invested $25.5 million to renovate and reposition 20 of our consolidated properties and completed the renovation and repositioning of 19 of these 20 consolidated properties. For the remaining consolidated property, we expect to complete the renovation and repositioning in the first half of 2015. Our renovation and repositioning strategy has shown attractive results. For example, we had a 12.3% increase in average revenue per occupied unit and a 31.5% return on investment based on the beginning renovation month compared to the month ended December 31, 2014 for these 20 consolidated properties. We believe this program has enhanced the overall value and attractiveness of our properties. We will also continue to actively seek new investment opportunities, focusing on strategic acquisitions of mid-market properties, including those where we can add value with selected upgrades, in or near our existing assets within the Sunbelt region, subject to the participation rights of certain of our joint venture partners.
We have qualified and elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT.
We have been a non-traded REIT since 2006. As of December 31, 2014, there were outstanding 25,628,526 shares of our common stock, held by approximately 6,367 holders. From our founding in 2005 until December 31, 2010, we were externally advised by Grubb & Ellis Apartment REIT Advisor, LLC, or G&E REIT Advisor. From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Former Advisor, an entity in which two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together owned a majority interest. Subsequently, we internalized our Former Advisor.
We have experienced rapid growth since the beginning of 2012. We acquired 16 consolidated properties comprising 5,048 units in 2012, 38 consolidated properties and two managed equity investment properties comprising an aggregate of 12,023 units in 2013 and 14 consolidated properties comprising 5,099 units in 2014. To achieve this growth, we have benefited from our ongoing relationship with Elco Landmark Residential Holdings, LLC, or ELRH, which is affiliated with Michael Salkind and Avi Israeli, two of our directors, and certain affiliates and joint venture partners of ELRH, which collectively, have contributed to us their direct or indirect equity interests in 44 of our currently owned consolidated properties and two of our currently owned managed equity investment properties since 2012. Through December 31, 2014, we have acquired through contribution equity interests in a total of 48 properties, of which two of the consolidated properties have been sold, comprising a net 14,518 units from ELRH and certain of its affiliates and joint venture partners and acquired certain assets from ELRH's integrated real estate management company. As a result of these transactions, we now self-manage all of the consolidated properties in our portfolio. For the past four years, our property management team has managed 61 of our 77 currently owned consolidated properties, or our owned properties under consistent management.
We also have benefited from strong institutional affiliations, including with iStar Apartment Holdings LLC, or iStar, The Blackstone Group L.P., or Blackstone, DeBartolo Development LLC, or DeBartolo, and OPSEU Pension Trust, or OPTrust. In 2013, we issued preferred stock to affiliates of iStar and Blackstone for net proceeds of approximately $209.8 million to help finance our acquisition of 19 properties comprising 6,202 units. In connection with our ongoing relationship, each of iStar and Blackstone has a member on our board of directors, or our board, and DK Landmark, LLC, an affiliate of DeBartolo, has the right to designate one member to our board, which position is currently held by our chairman, Edward M. Kobel. We believe these ongoing relationships have established an excellent foundation for our business going forward. For more information regarding these relationships, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. On December 11, 2014, the company entered into a separation agreement with Mr. James Miller, our company’s former chief operating officer and chief accounting officer. Our board and Mr. Joseph Lubeck, our company's former executive chairman, and Ms. Elizabeth Truong, our company’s former chief investment officer, decided to separate in late 2014 with financial terms in accordance with their existing employment agreements. On January 22, 2015, the company finalized other non-financial terms of the separation agreements with Mr. Lubeck and Ms. Truong. Our audit committee’s investigation is now complete, and there was no resulting impact on our company’s financial statements. On December 11, 2014, Mr. Olander, our chief executive officer and chief financial officer, was appointed to the additional position of chief accounting officer, replacing Mr. Miller in that position, and Mr. Remppies, our chief administrative officer, was appointed to the additional position of chief operating officer, also replacing Mr. Miller in that position. On January 29, 2015, our board appointed Mr. Olander as our president and appointed Mr. Kobel to serve as chairman of our board, replacing Mr. Lubeck in that position.

Competitive Advantages
We believe that we distinguish ourselves from other owners and operators of apartment communities as a result of the following competitive strengths:

•
Well-located portfolio in key submarkets in the Sunbelt region which are experiencing population and employment growth. We strategically have concentrated our portfolio of mid-market apartment communities in certain key submarkets throughout the Sunbelt region, including our two largest markets, Dallas, Texas and Charlotte,

North Carolina. According to the Rosen Consulting Group, or RCG, aggregate employment and household growth for the markets with properties in our portfolio through 2018 is expected to increase at a compound annual growth rate of 1.6% and 1.5%, respectively, compared to 1.2% and 1.1%, respectively, nationally. For the month ended December 31, 2014, 61% of our net operating income was from our apartment communities in the top 20 U.S. metropolitan statistical areas, or MSAs, based on projected employment growth from 2014-2018, according to RCG.

•
Experience in identifying and acquiring properties where we can deploy our expertise in successfully renovating and repositioning such properties. Within the last 12 months, 19 of our properties have been renovated and repositioned accounting for 24.2% of the total units in our consolidated properties, for a total cost of $23.3 million. This substantial experience enhances our ability to deploy capital toward those projects that we believe will have the most favorable impact on our revenue.

•
Strong operational track record. We believe we have strong customer service and a technologically-advanced resident service platform, which includes streamlined online leasing and resident portals for online and mobile payments, service requests and communications. Our average revenue per occupied unit increased from $863 for the month ended December 31, 2013 to $927 for the month ended December 31, 2014, representing a 7.4% increase during that time period. Also, the net operating income, or NOI, for our same store properties was $51.7 million for the year ended December 31, 2014 as compared to $49 million for the year ended December 31, 2013, which represents an increase of 5.5%. Our total NOI for the year ended December 31, 2014 was 131.5 million as compared to $80.2 million for the year ended December 31, 2013, which represents a 64% increase which was primarily driven by the timing of the increase in the number of properties we acquired during those years then ended. For the year ended December 31, 2014, we achieved average renewals of approximately 53%, while maintaining high occupancy in the low to mid 90% range. Our average renewal rate exceeds the multifamily industry average of 45% for the same period according to the National Apartment Association, or NAA. In addition, we seek to implement comprehensive revenue enhancing and cost reduction initiatives. For example, we purchased Bay Breeze, a 180 unit garden style apartment community located in Ft. Myers, Florida, in August 2012 for $17.7 million, or $98,333 per unit. At the time of the acquisition, average monthly rent was $912 per unit. Over a 23-month period following the acquisition, we focused on increasing average rent, other income and occupancy.  At the same time, we focused on reducing operating expenses in various ways such as utilizing our bulk purchasing power with national vendors and obtaining reimbursements of utility costs from residents. We sold Bay Breeze in June 2014 for $24.2 million, or $134,166 per unit. At the time of sale, average monthly rent had increased to $1,049, or 15% higher than at acquisition.  The sale resulted in a realized internal rate of return of 30% on this investment.

•
Successful track record acquiring properties in non-marketed transactions. We have a history of successfully acquiring properties in non-marketed transactions, and our team possesses detailed knowledge of and familiarity with the submarkets in which our portfolio is concentrated and in which we are seeking to expand. In 2013, we acquired 16 properties comprising 5,329 units from unaffiliated third parties in non-marketed transactions for an aggregate purchase price of approximately $422 million, and, in 2014, we acquired three properties comprising 894 units from unaffiliated third parties in non-marketed transactions for an aggregate purchase price of approximately $69.5 million.

•
Experienced management team, with substantial experience in apartment community acquisition, operation, investment and value creation. Our management team’s expertise in evaluating properties and identifying opportunities to enhance those properties is derived from their years of experience in acquiring, repositioning and renovating properties. Each of our key executives, including Messrs. Olander and Remppies, has considerable experience building successful real estate companies, including significant experience in the multifamily sector. Messrs. Olander and Remppies have collectively invested in and sold approximately 82,000 multi-family units with a value of approximately $5.2 billion over the past 30 years. For the past four years, our property management team has managed 61 of our 77 currently owned consolidated properties, or our owned properties under consistent management.

Business and Growth Strategies
Our primary business objectives are to achieve stable cash flows, generate competitive risk-adjusted returns and maximize stockholder value through owning, managing, acquiring, redeveloping and repositioning value-added, mid-market, garden-style apartment communities in the Sunbelt region by pursuing the following business and growth strategies:

•
Increase our revenue and net operating income through proactive management of our portfolio and operations. Our operating strategy includes a "hands-on" management style which includes close and frequent contact between senior management and other employees, extensive reporting processes and frequent on-site visits. We believe our employees are our strength so we incentivize and train our team members to achieve performance goals, including through the use of performance-based compensation. This operating strategy enables us to adopt an active approach to property management by aggressively leasing available units through targeted marketing and emphasizing regular maintenance and periodic renovations and repositioning to meet the needs of residents. Our operating strategy also includes developing and offering new ancillary income programs aimed at offering new services to residents. We believe that our operating strategy results in superior customer service to our residents. We believe these strategies will enhance our ability to increase our rental rates, revenue and net operating income, maintain high occupancy rates, reduce resident turnover, make value-enhancing and income-producing capital improvements, where appropriate, and control operating costs and capital expenditures. In order to maximize our long-term returns, we manage our expenses through economies of scale. We believe that our size, geographic footprint and integrated property management platform provide economies of scale and contribute to our ability to enhance the financial performance of our apartment communities. We continually seek opportunities to take advantage of economies of scale on both a portfolio-wide and market-specific basis, such as through our entry into portfolio-wide contracts for insurance, repair, maintenance supply and telephone service, among others.

•
Identify and pursue attractive acquisition opportunities in our target markets in the Sunbelt region. Our acquisition strategy is focused on acquiring mid-market multifamily properties in key infill submarkets in the Sunbelt region where (1) there is limited land available for development, (2) population growth rates are expected to exceed the national average or economic growth is expected to be strong or (3) the average income of the residents generally exceeds the average income for the metropolitan area in which the community is located. In certain areas, certain of our joint venture partners have participation rights to invest in any new properties with us. In evaluating potential acquisitions, the primary factor we consider is the property's current and projected cash flow. We also consider a number of other factors in achieving our acquisition strategy such as the geographic location, including the tax and regulatory environment; the construction quality and condition; the potential for renovation, repositioning and capital appreciation, including the potential for expanding the physical layout of the property; the general credit quality of current and potential residents; the potential for rent increases; the competition from existing properties and potential of new development; the prospects for liquidity through sale, financing or refinancing of the property; the environment assessment and condition of the property; and the treatment of the property acquisition under applicable federal, state and local tax and other laws and regulations. In addition, we believe we can utilize our strategic relationships with our joint venture partners, owners of our managed properties, institutional property investors, lenders, developers and co-investors of multifamily properties and our management team’s experience in acquiring properties to pursue acquisition opportunities where we believe we can increase occupancy and rental rates and reduce operating expenses.

•
Increase our revenues through targeted repositioning and renovation opportunities. We are focused on identifying and acquiring properties that present attractive renovation and repositioning opportunities. Between September 2013 and December 2014, we invested $25.5 million to renovate and reposition 20 of our consolidated properties, 19 of which we have completed. For the remaining consolidated property, we expect to complete the renovation and repositioning in the first half of 2015. We undertake improvement projects with respect to exterior appearance, or “curb appeal,” landscaping, amenities, branding, and interiors to accomplish three primary goals: (1) raising our revenues from improved properties and units; (2) minimizing operational and ongoing capital expenditure costs; and (3) improving the quality, or “asset class,” of our properties.

•
Dispose of certain properties and strengthen our presence in our target markets in the Sunbelt region. We continuously evaluate our portfolio to decide whether there are properties that may be advantageous to sell. In light of these evaluations, we periodically determine whether a particular property should be sold or otherwise disposed of after consideration of other relevant factors, including the current and projected performance of the property, market and economic conditions and continued qualification as a REIT, with a view toward achieving our principal investment objectives. Specifically, we periodically review the markets in which our properties are located to determine whether the economic and demographic characteristics of those markets remain attractive in light of our long-term strategic objectives. Next, we consider whether our portfolio is over- or under-concentrated in each market based on the foregoing assessment. Within markets in which we have determined our portfolio is over-concentrated, we seek to identify properties with lower margins and properties that are more capital-intensive in order to strategically dispose of such properties. In addition, we may consider selling a property if we believe the value of the property might decline substantially, an opportunity has arisen to improve other properties and a substantial investment is required, current and/or projected cash flow is not attractive or we otherwise believe the sale of the property is in our stockholders' best interest. Our current strategy will be to use proceeds from any property sales to redeem our Series D Preferred Stock (as defined below) and our Series E Preferred Stock (as defined below), secondarily, to reinvest proceeds from any sales, financings, refinancings or other dispositions of our properties in additional properties, and, finally, for the renovation and repositioning of existing properties or to increase our reserves for such purposes. When appropriate to minimize our tax liabilities, we may structure the sale of a property as a “like-kind exchange” under the federal income tax laws so that we acquire qualifying like-kind replacement property meeting our investment objectives without recognizing a taxable gain on the sale.
Investment Objectives and Strategy
Our investment objective is to own, operate and where appropriate, redevelop and reposition income-producing properties that will (1) provide income to our stockholders out of cash flows from property operations and (2) create stockholder value through continued improvement in property operations which will result in improved asset value.
Additionally, we intend to:

•	continue to invest in income-producing real estate and other real estate-related investments in a manner which permits us to maintain our qualification as a REIT for federal income tax purposes; and

•	realize capital appreciation upon the sale of our properties from time to time.

We believe, based on our management’s prior real estate experience, that we have the ability to identify quality properties capable of meeting our investment objectives, however, we cannot assure our stockholders that we will attain these objectives. Decisions relating to the purchase, renovation, repositioning and sale of investments are made by our management, subject to the oversight and approval of our board.
We primarily acquire properties through wholly-owned subsidiaries of our operating partnership and we intend to continue to acquire fee simple ownership of properties; however, we may acquire properties subject to long-term ground leases. We may use other methods of acquiring a property when advantageous.
We are not limited in the number, size or type of properties we may acquire. The number, size and type of properties we acquire will depend upon our access to sources of capital, real estate and market conditions and other circumstances existing at the time we are acquiring our properties. We focus primarily on investments that produce current income. We may acquire real estate assets other than apartment communities, including, but not limited to, income-producing commercial properties or multifamily properties with a commercial component. The purchase of any apartment community or other property type will be based upon the best interest of our company and our stockholders as determined by our board.
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
Tax Status
We qualified and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2006 under Sections 856 through 860 of the Code and we intend to continue to meet the requirements for qualification and taxation as a REIT. To maintain our qualification as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our “REIT taxable income,” determined without regard to the dividends paid deduction and excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on the REIT taxable income that we distribute currently to our stockholders. LATPM, LLC, or our Property Manager, is organized as a taxable REIT subsidiary, or TRS, and accordingly is subject to income taxation.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal, state and local income tax at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief. We intend to take advantage of any and all relief provisions that are available to us to cure any violation of the requirements applicable to REITs. Such an event could have a material adverse effect on our results of operations, liquidity and financial condition and on our net cash available for distribution to our stockholders. Distributions to stockholders in any year in which we are not a REIT would not be deductible by us, nor would they be required to be made. In this situation, to the extent of current and accumulated earnings and profits, all distributions to stockholders that are individuals will generally be subject to a maximum U.S. federal income tax rate of 23.80% (including the 3.8% Medicare tax on net investment income), and, subject to limitations of the Code, corporate stockholders may be eligible for the dividends received deduction.
Competition

The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and unit rental rates at our properties, which would materially and adversely affect our operating results, liquidity and financial condition. We face competition from many sources, including from other properties both in the immediate vicinity and the operating markets where our properties are and will be located. We compete primarily on the basis of price, location, design, quality, service and reputation. In addition, overbuilding of properties may occur, which would increase the number of apartment units available and may decrease occupancy and unit rental rates.
Furthermore, properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or purchase caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
We also face competition for real estate investment opportunities. These competitors may be other REITs and other entities that have, among other things, substantially greater financial resources and access to capital, a lower cost of capital and a higher tolerance for risk than we do. We also face competition for investors from other residential apartment community REITs and real estate entities.
Government Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act.    Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. We believe that we are in substantial compliance with present requirements of the ADA, however, none of our properties have been audited, nor have investigations of our properties been conducted, to determine compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Costs of Government Environmental Regulation and Private Litigation.   Environmental laws and regulations may hold us liable for costs or damages (including removal or remediation costs) arising from certain hazardous or toxic substances, which may be at, on, under or released from our current or former properties, and there is no assurance that such liability will not be material. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. In addition, environmental laws provide for sanctions, including fines and penalties, and may result in substantial costs, in the event of noncompliance. Environmental laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person may incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal or treatment facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances. See “Risk Factors—Risks Related to Real Estate Industry” for additional information.
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
Legal Proceedings
The company and certain of its affiliates are named defendants in a complaint filed on August 12, 2014 in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, our Former Advisor and Mr. Olander, our chief executing officer, chief financial officer, chief accounting officer and president, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers. On October 6, 2014, the company, our operating partnership and Mr. Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. On January 5, 2015, before the motion to quash could be heard, the plaintiffs filed a fourth amended complaint that added Mr. Remppies, our chief operating officer and our chief administrative officer, as a defendant.  On February 6, 2015, the company, our operating partnership, our Former Advisor and Messrs. Olander and Remppies filed a motion to quash service of the fourth amended complaint for lack of personal jurisdiction.  The company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously.
In addition to the foregoing, we are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. We believe that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Insurance
We carry comprehensive general liability coverage on our apartment communities, with limits of liability customary within the multi-family apartment industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi-family apartment industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.
Employees
As of December 31, 2014, we had 768 employees, including corporate staff at our two regional offices and all on-site staff located at our properties. None of our employees is represented by a union or collective bargaining agreements. We believe our relationship with our employees to be positive, which is a key component of our operating strategy.
Available Information
Our principal executive offices are located at 3505 East Frontage Road, Suite 150, Tampa, Florida 33607 and the telephone number is (813) 281-2907. The e-mail address of our investor relations department is IR@latapts.com, and our website is www.latapts.com.  We make available on our website, free of charge, our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the Securities and Exchange Commission, or the SEC. These reports are also available to the public, free of charge, at the SEC’s website at www.sec.gov. Information on our website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.
Item 1A.    Risk Factors.
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider the following risk factors, which address the material risks concerning our business and an investment in our common stock, together with the other information contained in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K were to occur, our business, prospects, financial condition, liquidity, funds from operations and results of operations and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected, or a material adverse effect on us, the market price of our common stock could decline significantly and you could lose all or part of your investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements.

Risks Related to Our Business

Substantially all of our 77 consolidated properties are located in the Sunbelt region and 35.5% of our revenues for the month ended December 31, 2014 were derived from our consolidated properties located in the Dallas, Texas and Charlotte, North Carolina MSAs (as defined below), and adverse economic, market, weather and other developments in these regions may materially and adversely affect us, including our results of operations, financial condition and cash flows.
Substantially all of our 77 consolidated properties are located in the Sunbelt region. As of December 31, 2014, 30 of our consolidated properties, comprising 8,652 units, were located in the metropolitan statistical areas, or MSAs, of Dallas, Texas and Charlotte, North Carolina. Our two largest markets accounted for an aggregate of 35.5% of our revenues for the month ended December 31, 2014. In particular, the Dallas MSA accounted for 21 of our consolidated properties comprising 6,241 units and accounted for 25.9% of our revenues for the month ended December 31, 2014. As a result, we are particularly susceptible to adverse economic, market and other conditions in these geographic areas, especially Dallas, Texas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence and relocation of businesses, that may result in defaults or premature lease terminations by our residents and may lead us to provide rent concessions or reduced rental rates to maintain or increase occupancy levels. Such conditions may also cause vacancies to increase and a lack of future population and job growth and increases in supply of competing properties or decreases in demand for our properties may make it difficult to maintain or increase occupancy levels. Additionally, the geographic concentration of our properties makes us particularly susceptible to adverse weather conditions that threaten southern and coastal states, such as hurricanes and flooding. A single catastrophe or destructive weather event may have a material and adverse effect on us because of the concentration of our properties. Any such adverse economic, market, weather or other developments in the Sunbelt region-and in particular the areas of or near to Dallas, Texas or Charlotte, North Carolina-could materially and adversely affect us.
We have experienced rapid growth through acquisitions since 2012 and do not expect our business to continue to grow at the same rate in the future.
Of our total 77 consolidated properties as of December 31, 2014, we acquired interests in 14 consolidated properties in 2014, 38 consolidated properties in 2013 and 16 consolidated properties in 2012. Our rate of growth from acquisitions slowed significantly in 2014 and we expect such rate to continue in 2015. A majority of our growth has resulted from our acquisitions from related parties, including 11 properties in 2014, 22 in 2013 and 15 in 2012. No assurance can be given that acquisition opportunities from related parties, or otherwise, will be available to us in the future on favorable terms or at all.
Any decrease in demand for apartment communities may materially and adversely affect us, including our revenues, our ability to make distributions to our stockholders and our ability to service debt.
We are subject to risks inherent in investments in a single industry, and a decrease in the demand for apartment communities generally would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at apartment communities was adversely affected by the recent U.S. recession, including the reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the debt and equity markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing properties in an area. If the economic recovery slows or reverses, these conditions could return and we could experience downward pressure on occupancy and rental rates at our properties, which could cause a significant decrease in our rental revenue. Any such decrease could materially and adversely affect us, including our ability to make distributions to our stockholders and our ability to service our debt.
We may be unable to obtain funding for our capital needs on favorable terms or at all, which could materially and adversely affect us, including our ability to consummate attractive acquisitions, make necessary capital improvements to our properties, and expand our business.

In order to maintain our qualification as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. Additional sources of debt or equity for funding may not be available to us on favorable terms or at all. If we do not have access to favorable funding in the future, we may not be able to consummate attractive acquisitions, make necessary capital improvements to our apartment communities or expand our business.

Implementation of the Restructuring Transactions (as defined below) under the Omnibus Agreement will restrict our ability to dispose of properties without adverse tax costs to us and our stockholders and could adversely affect our ability to be acquired in a transaction in which the acquiror expects to obtain tax basis in our assets based on full fair market value, which could affect adversely the amount an acquiror would pay in such a transaction.

On December 31, 2013, we entered into the Omnibus Agreement, or the Omnibus Agreement, with ELRH, Elco Holdings Ltd., an Israeli public corporation, or EH, and Elco North America, Inc., or ENA. EH is the parent company of ENA. The principal purposes of the Omnibus Agreement and the transactions contemplated thereunder were to: (i) enable us to acquire an interest in a total of 26 multifamily properties from ELRH (all of which we have acquired, including two managed equity investment properties); and (ii) solely in connection with a listing of shares of our common stock, enable a restructuring transaction of ENA, a Delaware corporation, which includes the reincorporation of ENA to Landmark Apartment Trust II, Inc., a Maryland corporation, or Landmark II, a U.S. domestically controlled REIT, or DCR. In accordance with the Omnibus Agreement, if we consummate a public offering of our common stock, we will simultaneously consummate each of the following transactions, known as the Restructuring Transactions:

•
a reorganization and recapitalization transaction by ENA resulting in ENA owning no other assets other than OP units (as defined below) and having no debt or liabilities, other than those incurred under the Omnibus Agreement and certain tax liabilities;

•	the election by ENA to be taxed as a REIT for federal and state income tax purposes and to qualify as a DCR;

•
the acquisition of a majority interest in Landmark II by us, resulting in Landmark II becoming one of our majority owned subsidiaries, which we will accomplish by contributing all of the net proceeds from such offering to Landmark II in exchange for shares of Series L common stock of Landmark II, or Series L Landmark II shares; and

•
the contribution from Landmark II to our operating partnership of net proceeds received by Landmark II from our acquisition of Series L Landmark II shares, in exchange for which Landmark II shall receive additional OP units, which will result in all of the net proceeds from such offering ultimately being contributed to our operating partnership in exchange for OP units.

As described in more detail under “—Risks Related to Our Status as a REIT,” our participation in the restructuring of ENA as contemplated by the Omnibus Agreement will result in us effectively bearing a portion of the corporate level tax, or the “sting tax,” incurred by Landmark II on gain recognized from a taxable disposition of certain Landmark II assets within a 10-year period following the restructuring. The imposition of the sting tax could materially and adversely impact our financial condition, liquidity and results of operations. In addition, the potential application of the sting tax could make it more difficult for us to pursue certain sale transactions of the entire company on terms that otherwise would be most favorable to our stockholders, since an acquiror in such a transaction would inherit the exposure for the sting tax, or depending on the structure of the transaction, might have to pay the sting tax at the time of the transaction (for example, to obtain a fair market value tax basis in our assets to reflect the purchase price paid for the company).

The requirement in the Omnibus Agreement that, after the Restructuring Transactions, we and Landmark II qualify as DCRs will limit the ability of non-U.S. investors to own our shares, which could have an adverse impact on the market price of our common stock.

The requirement in the Omnibus Agreement that, after the Restructuring Transactions, we qualify as a DCR, and that Landmark II also qualifies as a DCR, determined by taking into account our direct and indirect ownership of Landmark II, will restrict non-U.S. investors from purchasing shares of our common stock from our stockholders in the market. As of December 31, 2014, non-U.S. persons owned approximately 3.5 million shares of our common stock and had rights to acquire another approximately 34.2 million shares of our common stock, pursuant to redemption or put rights associated with our OP units, warrants to purchase common stock and put rights requiring non-U.S. persons to acquire OP units from U.S. persons. The restriction on non-U.S. investors owning shares of our common stock could have an adverse impact on the market price of our common stock.

If we do not achieve anticipated growth in occupancy or rental rates or reduction in expenses following our investment of funds for renovations, repositionings and improvements, we may be materially and adversely affected, including our financial condition, cash flows, results of operations and revenues.
Between September 2013 and December 2014, we invested $25.5 million to renovate and reposition 20 of our consolidated properties and completed the renovation and repositioning of 19 of these 20 consolidated properties. In order to attract and maintain residents, we may be required to expend additional funds toward our apartment units and common areas. We cannot guarantee that, following the expenditure of such funds, we will be able to increase the occupancy or rental rates in our properties as much as we have projected, or at all. If the expenditure of our funds does not result in anticipated growth in occupancy or rental rates or reduction in expenses, our revenues would be lower than anticipated and we may be materially and adversely affected.
Our future capital expenditures may be higher than anticipated, which may materially and adversely affect us, including our financial condition, liquidity and results of operations.

In addition to our planned capital expenditures, we may require substantial funds to renovate an apartment community in order to upgrade it, reposition it in the market, or sell it. As of December 31, 2014, we have invested $25.5 million to renovate and reposition 20 of our consolidated properties and have completed the work to renovate and reposition 19 of these consolidated properties. For the remaining consolidated property, we expect to complete the renovation and repositioning in the first half of 2015. For 2015, our planned capital expenditures only include recurring costs to maintain our properties.
We cannot guarantee that we will complete the last property on the schedule or within the budget that we have projected. Additionally, we may identify additional renovation and repositioning projects that we will undertake in 2015 or beyond at our existing properties, or properties that we may acquire in the future, and for which we will need additional funding. We cannot guarantee that we will be able to obtain such funding on favorable terms, or at all, which could have a materially adverse effect on us.
The departure of Messrs. Olander and Remppies, who have extensive experience in the multifamily housing sector, or other members of our senior leadership team, could materially and adversely affect us, including our financial condition, results of operations, reputation and prospects.

Our ability to achieve our investment objectives and to pay distributions to our stockholders depends to a significant degree upon the performance of our senior leadership team, Messrs. Olander, our chief executive officer, chief financial officer, chief accounting officer and president, and Remppies, our chief operating officer and chief administrative officer, in managing our investments and our day-to-day activities, determining and negotiating any financing arrangements, identifying and negotiating potential acquisitions, and identifying, assessing and implementing strategic initiatives for our business. We currently have an employment agreement with each of Messrs. Olander and Remppies through December 31, 2017 and 2016, respectively. If we were to lose the benefit of our executive officers’ experience, efforts and abilities, we may not be able to achieve our investment objectives and our operating results could suffer. Furthermore, our ability to retain our senior leadership team or to attract suitable replacements should any members of the senior leadership team leave is dependent on the competitive nature of the employment market. The loss of services from key members of our senior leadership team or other key personnel or a limitation in their availability could materially and adversely affect us. Further, such a loss could be negatively perceived in the capital markets. We have not obtained, and do not expect to obtain, “key person” life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot provide any assurance that we will be successful in attracting and retaining such skilled personnel on favorable terms or at all.

We have experienced losses in the past and we may experience additional losses in the future, which would materially and adversely affect us, including our results of operations and financial condition.
Historically, we have experienced net losses and, in the future, we may experience additional losses. For the years ended December 31, 2014, 2013 and 2012, we had net losses attributable to common stockholders of $25.3 million, $32.6 million and $34.9 million, respectively. Many of our recent losses can be attributed to preferred dividends classified as interest expense, depreciation of our assets, and non-recurring transactional costs and we may incur recurring or nonrecurring losses in the future. For a further discussion of our operational history and the factors for our losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.
Our joint ownership of certain properties may involve risks not associated with direct ownership, which may materially and adversely affect us, including our financial condition, cash flows and results of operations.
We have previously invested in joint ventures with third parties, including certain affiliates. As of December 31, 2014, we owned a controlling interest in joint ventures that own six properties comprising 2,046 units and a minority interest in joint ventures that own an additional two properties comprising 750 units. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•	our joint venture partners may refuse to make capital contributions when due;

•
we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership and operation of the joint venture and the joint venture properties, such as the acquisition of properties, the sale of the properties, making repairs or alterations to our properties over a threshold amount or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;

•	our joint venture partners may, at any time, have business or economic goals which are inconsistent with ours;

•
two of our joint ventures, Landmark at Waverly Place and The Fountains, have the right to sell the property held by such joint ventures without our consent after the fifth anniversary of the acquisition of such property;

•
we are restricted under certain joint venture arrangements from entering into any transaction with a multifamily real property within a certain radius of our joint venture property without first offering our joint venture partner the right to participate;

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

•
our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may result in our loss of management responsibilities and fees that we currently receive from the joint venture properties;

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
We have paid and may in the future pay distributions from sources other than our cash flows provided by operating activities, including from borrowed funds, which may materially and adversely affect us, including our financial condition and liquidity and the market price of our stock.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. The actual amount and timing of distributions are determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which will depend on factors such as our current and projected operating results, cash flows, financial condition, and capital expenditure and debt service requirements, prohibitions and other restrictions under financing arrangements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate, if any, and payment frequency may vary from time to time. Since March 1, 2011, our distribution rate on an annualized basis has been $0.30 per share of common stock. We have reduced our distribution rate in the past and may fail to pay distributions at the anticipated level, or at all, in the future. Any inability on our part to make distributions to our stockholders at the anticipated level, or at all, is likely to result in a significant decrease in the market price of our common stock.
For the year ended December 31, 2014, we paid aggregate distributions of $7.6 million ($5.6 million in cash and $2 million of which was reinvested in shares of our common stock pursuant to the Second Amended and Restated Dividend Reinvestment Plan, or the DRIP), as compared to cash flows provided by operating activities of $21.6 million. From our inception through December 31, 2014, we paid cumulative distributions of $60.1 million ($37.8 million in cash and $22.3 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $37.4 million. The distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public common stock offerings. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted, and in the future (if applicable) will result, in a return of capital to our stockholders. No assurance can be given that we will generate future cash flows sufficient to pay any distributions, or distributions at the anticipated level, to our stockholders; in such cases, we would be required to reduce our distribution rate or eliminate their payment entirely or to seek funds from third party sources for such purpose, which may not available on favorable terms or at all, any of which could materially and adversely affect us, including our financial condition and liquidity and the market price of our stock.
Competition could limit our ability to acquire attractive investment opportunities, which may materially and adversely affect us, including our financial condition, growth prospects, results of operations and cash flows.
We compete with numerous commercial developers, real estate companies and other owners of real estate to acquire apartment communities and identify buyers for dispositions. We compete with other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors. The competition for apartment communities may significantly increase the price we must pay for assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources and access to capital, may be willing to pay more for the properties (whether as a result of their ability to obtain more attractive financing or otherwise), may have higher tolerance for risk or may have a more compatible operating philosophy. In particular, larger apartment REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of competitors we face may increase in the future, which could result in increased demand for these assets and therefore could increase prices we pay for them. If we pay higher prices for our properties, we could be materially and adversely affected.

We may be unable to find attractive acquisitions or finance them on attractive terms, or at all, which may materially and adversely affect us.

Our ability to achieve our investment objectives and pay distributions to our stockholders is partially dependent upon our management selecting additional acquisitions for the future and securing favorable financing arrangements. Our stockholders must rely entirely on our management’s ability and the oversight of our board of directors. Our management may not be successful in identifying attractive acquisitions on financially attractive terms or, if it identifies such acquisitions, we may not have access to capital on favorable terms or at all. In any such event, we could be materially and adversely affected.

We may have no or only limited recourse for any problems later identified for properties we acquire, which could materially and adversely affect us, including our balance sheet and our results of operations.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with no or limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property, which could materially and adversely affect us.

The short term nature of our leases expose us to the effects of declining market rents upon expiration, which may materially and adversely affect us, including our rental revenues,results of operations and cash flows.

Substantially all of our apartment leases are, and we expect that substantially all of our future apartment leases will continue to be, for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our revenues and results of operations may be impacted by declines in market rents more quickly than if our leases were for longer terms, which could materially and adversely affect us. We are also subject to the risk of more frequent renewals of leases by residents.

Some or all of our apartment communities have incurred, and will incur, vacancies, which may materially and adversely affect us, including our revenues, results of operations, cash flows and the resale value of our properties.

Some or all of our apartment communities have incurred, and will incur, vacancies. If vacancies of a significant level continue for a long period of time, we would continue to incur certain expenses without recognizing any corresponding revenue. In addition, the resale value of the property could be diminished because the market value of a particular property partly depends on the number and remaining terms of existing leases. The foregoing could have a material adverse effect on us.

Our board of directors may change our policies without seeking our stockholders’ approval, which may materially and adversely affect us, including our results of operations, cash flows, financial condition and growth prospects.

Our board of directors may change our policies, including policies with respect to investments, leverage, financing, growth, debt and capitalization, without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in the best interest of our stockholders. A change in our policies could cause a decline in the value of our investments and in our financial and operating results and adversely affect our growth prospects, which could have a material adverse effect on us.

We are subject to various reporting and other requirements under federal securities laws which may cause us to incur significant expense.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Establishing and monitoring these controls could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

Breaches of our data security could materially harm us, including our business, financial performance and reputation.

We collect and retain certain personal information provided by our residents and employees. Security measures we have implemented to protect the confidentiality of this information and periodically review and improve our security measures may not prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect us, including our business and financial performance.

Possible terrorist activity or other acts of violence could adversely affect our financial condition, liquidity and results of operations.

Future terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our residents and the value of our properties and might adversely affect the value of an investment in our securities. Such a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, or at all. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition, liquidity and results of operations. To the extent that our residents are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, decrease rental rates and limit our access to capital or increase our cost of raising capital.

Risks Related to Debt Financing

As of December 31, 2014, we had approximately $1.2 billion of consolidated debt outstanding, including $301.8 million in principal due prior to December 31, 2015, and a debt to gross assets ratio of 60.5%, which could materially and adversely affect us, including our future financial condition, results of operations, cash flows and competitive position.
We have financed, and we intend to continue to finance, a significant portion of the purchase price of our investments in real estate by borrowing funds on a secured and unsecured basis. As of December 31, 2014, we had $1.2 billion of consolidated debt outstanding, excluding our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, and our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock. As of December 31, 2014, our consolidated debt outstanding included $301.8 million in principal due prior to December 31, 2015 and had a debt to gross assets ratio of 60.5%. Also, we estimate that we will require approximately $44.6 million to pay interest prior to December 31, 2015. We may borrow funds for other business needs. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income, excluding net capital gains. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
Our debt may materially and adversely affect us, including by:

•
requiring us to use a substantial portion of our operating cash flows to pay principal thereof and interest thereon, which reduces our liquidity and the amount of cash available for distributions to our stockholders (including those necessary to qualify and maintain our qualification as a REIT) and for our business needs, such as acquiring, owning and managing our properties;

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
If mortgage debt or other secured or unsecured debt is unavailable on acceptable terms as a result of increased interest rates or other factors, we may not be able to fund or grow our business, including through financing the initial purchase of properties. We also risk being unable to refinance such debt when the debt comes due, or of being unable to refinance on acceptable terms. If interest rates are higher when we refinance debt, our net income would be reduced. Our inability to refinance our debt may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money. For example, as of March 1, 2015, the interest rate due on our Series D Preferred Stock, increased from 8.75% to 11% per annum compounded monthly and, as of October 1, 2015, the interest rate due on our Series E Preferred Stock, will increase from 9.25% to 11.25% per annum compounded monthly. See Note 8, Preferred Stock and Warrants to Purchase Common Stock, for more information on our Series D Preferred Stock and the interest payments.
Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our cash flows and results of operations.
As of December 31, 2014, $421.5 million, or 35.4%, of our consolidated debt outstanding, bore interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt and would adversely affect cash flow and our ability to service our indebtedness and to make distributions to our stockholders, which could materially and adversely affect the market price of our common stock. For example, based on our aggregate variable rate debt outstanding as of December 31, 2014, an increase of 100 basis points in interest rates would result in a hypothetical increase of approximately $4.2 million in interest expense on an annual basis. The amount of this change includes the benefit of our interest rate swaps and interest rate caps that we currently have in place in order to hedge against the risk of rising interest rates. As of December 31, 2014, we were party to four interest rate cap agreements and three interest rate swap agreements with an aggregate notional amount in excess of the aggregate principal amount of our hedged variable rate debt. We may not have the benefit of interest rate swaps and interest rate caps in the future. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at inopportune times which may not permit realization of the maximum return on such investments.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which could materially and adversely affect us.
Because we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, we could be materially and adversely affected.
As of December 31, 2014, our derivative financial instruments had a fair value that resulted in a net liability of $2.2 million. See “U.S. Federal Income Tax Considerations-Taxation of REITs in General-Hedging Transactions” for additional information regarding our hedging activities.
Any failure to comply with the terms of our outstanding indebtedness, including our Series D Preferred Stock and our Series E Preferred Stock, including certain financial ratios, would cause us to be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments and result in the maturities of all of our affected debt obligations being accelerated, which would materially and adversely affect us, including our liquidity, business, results of operations and financial condition.

Our loan documents and Articles Supplementary to our charter related to our Series D Preferred Stock and our Series E Preferred Stock currently require, and in the future may require, that we comply with certain financial ratios and currently contain, and in the future may contain, covenants that limit our ability to further mortgage the property or discontinue our insurance coverage. In addition, certain of our indebtedness may limit our ability to refinance such indebtedness, either because such indebtedness may not be prepaid or may be prepaid only with the payment of significant prepayment costs and may limit our ability to adjust and apply insurance proceeds in the event of a casualty. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
If we do not continue to satisfy these financial ratios and covenants for our applicable individual debt instruments, we will be in default, which in turn would trigger defaults under our other debt instruments, which could result in the maturities of all of our affected debt obligations being accelerated including our Series D Preferred Stock, our Series E Preferred Stock and possible foreclose on those affected apartment communities. Because they are required to be redeemed for cash, our Series D Preferred Stock and our Series E Preferred Stock were classified as debt in our consolidated balance sheet as of December 31, 2014. These events would have a material adverse effect on our liquidity, business, results of operations and financial condition. Additionally, if an event of default exists under our Secured Credit Facility, we are restricted, in certain circumstances, from making any distributions, including distributions necessary to maintain our qualification as a REIT, which could cause us to lose our REIT qualification and become subject to U.S. federal income tax.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We have financed, and may continue to finance, property acquisitions using interest-only mortgage indebtedness. As of December 31, 2014, we had 20 mortgages that require interest-only payments with an outstanding balance of $286.4 million. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum, or “balloon,” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
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
As of December 31, 2014, we owed approximately $635.8 million of consolidated debt to Fannie Mae and Freddie Mac. We rely on national and regional institutions, including Fannie Mae and Freddie Mac, to provide financing for our acquisitions. Currently, there is significant uncertainty regarding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it could significantly reduce our access to debt capital and/or increase borrowing costs and it could significantly reduce our acquisitions and sales of assets and/or the values realized upon any sale. As a result, we could be materially and adversely affected.
Risks Related to Real Estate Industry

Real estate investments are relatively illiquid and may limit our flexibility in disposing of our properties, which may materially and adversely affect us, including our financial condition, liquidity and results of operations.
Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. We may be unable to sell our properties on favorable terms when desired or at all. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. These potential difficulties in selling real estate in our markets, including any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property, may limit our ability to change or reduce the properties in our portfolio promptly in response to changes in economic or market conditions, which could materially and adversely affect us, including our financial condition, liquidity and results of operations.
Competition and any increased affordability of single-family residential homes could limit our ability to lease our apartments or maintain or increase rents, which may materially and adversely affect us, including our financial condition, cash flows, results of operations and growth prospects.
The multifamily industry is highly competitive, and we face competition from many sources, including from other apartment communities both in the immediate vicinity and the geographic market where our properties are and will be located. If so, this would increase the number of apartment units available and may decrease occupancy and unit rental rates. Furthermore, apartment communities we acquire compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. The number of competitive properties and/or condominiums in a particular area, or any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership, could adversely affect our ability to retain our residents, lease apartment units and maintain or increase rental rates. These factors could materially and adversely affect us.
Increased construction of similar apartment communities that compete with our properties in any particular location may materially and adversely affect us, including our results of operations and our cash available for distribution to our stockholders.
We may acquire apartment communities in locations that experience increases in construction of properties that compete with our properties. This increased competition and construction could make it more difficult for us to find residents to lease units in our apartment communities and/or force us to lower our rental rates in order to lease units in our properties, which could substantially reduce our revenues and could have a material adverse effect on us. In addition, overbuilding of apartment communities may occur.
Uninsured losses relating to real estate may materially and adversely affect us, including our financial condition, cash flows and results of operations.
We do not intend to obtain insurance for certain types of catastrophic losses relating to real estate, such as losses due to wars or certain kinds of terrorist attacks, hurricanes, pollution or environmental matters, unless we are required to do so by mortgage lenders or, if we do, we may have inadequate insurance coverage. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us in sufficient amounts, or at all, for such purposes in the future. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss and our revenues will be adversely affected, which could materially and adversely affect us.
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

We are subject to risks from natural disasters such as hurricanes and severe weather which could materially and adversely affect us.
Natural disasters and severe weather such as earthquakes, tornadoes or hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Any such event could have a material adverse effect on us. As a result of our geographic concentration of properties in the Sunbelt region generally and particular submarkets specifically, a single destructive event (such as a hurricane) affecting a region is likely to have an even greater impact on us. As of December 31, 2014, we owned 30 consolidated properties, comprising 8,652 units, located in the Dallas, Texas and Charlotte, North Carolina MSAs.
Increases in costs to own and maintain our properties may materially and adversely affect us, including our results of operations and cash flows.
We may experience increased costs associated with operating expenses, including capital improvements, routine property maintenance, real estate taxes and utility expenses.  Any increases in our expenses to own and maintain our properties would consequently reduce our results of operations and cash flows.
Increases in our insurance rates may materially and adversely affect us, including our results of operations and our cash flows.
We have recently entered into renewals of our insurance policies at decreased rates.  We may not be able to renew our insurance coverage at our current or reasonable rates nor can we estimate the amount of potential increases of policy premiums.  Upon resident turnover, there is no assurance that we will be able to increase rents to cover any increased premium expenses.  As a result, we could be materially and adversely affected.
We face possible liability with respect to environmental, health and safety matters, including for environmental cleanup costs and damages for contamination related to our current or former apartment communities and with respect to lead-based paint, asbestos, indoor air quality and vapor intrusion, radon, and mold growth, which could materially and adversely affect us, including by substantially increasing our costs and reducing our liquidity.
Because we own and operate real estate, we are subject to various federal, state and local environmental, health and safety laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for costs and damages (including removal or remediation costs) arising from hazardous or toxic substances at, on, under, in or released from such property. These costs or damages could be material. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances, and the liability could be joint and several. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated or may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination, and these restrictions or liens may require substantial expenditures. Environmental laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person may incur the cost of removal or remediation of hazardous substances at disposal or treatment facilities. These laws impose such liability whether or not the person arranging for the disposal ever owned or operated the disposal or treatment facility. Environmental laws provide for sanctions, including fines and penalties, and may result in substantial costs, in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could increase the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or property damage claims could materially and adversely affect us. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
As the owner or operator of real property, we also may incur liability based on various conditions at our properties and the buildings thereon, including with respect to asbestos containing material, or ACM, lead-based paint, indoor air quality and vapor intrusion, radon and mold.
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
In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our residents or others if property damage or personal injury occurs. Furthermore, our insurance policies may exclude coverage for certain contaminants, such as mold.
Costs required to comply with the ADA and the Fair Housing Amendment Act, or the FHAA, at our properties may materially and adversely affect us, including our results of operations.
We may acquire properties that are not in compliance with the ADA or the FHAA. We would be required to pay for improvement to the properties to comply with the ADA and the FHAA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers and could result in fines imposed by the federal government or an award of damages to private litigants. The FHAA requires multifamily dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. State and federal laws in this area are constantly evolving. Any changes in state or federal laws in this area could place a greater cost or burden on us as landlord of the properties we acquire. In addition, any new construction at a property would need to be ADA compliant.

Some of our properties are legal non-conforming use properties and we may not be able to restore them to their current forms in the case of a major casualty, which could materially and adversely affect us, including our revenues.
Some of our properties are legal non-conforming use properties or the associated improvements are legal nonconforming structures. This may impair our ability to restore the improvements on a property to their current form in the event of a major casualty. If any such casualty occurs at one of our legal non-conforming use properties, our revenues from such property will be adversely affected, which could materially and adversely affect us.
Survey exceptions to certain title insurance policies may result in incomplete coverage in the event of a claim.

We have not obtained updated surveys for all of the properties we have acquired or developed. Because updated surveys were not always obtained, the title insurance policies obtained by us may contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on an updated survey. Moreover, because no updated surveys were prepared for some properties, we cannot assure you that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover. Incomplete coverage in the event of a claim could have a material adverse effect on our ability to make distributions to our shareholders and pay amounts due on our debt.
Risks Related to Our Organizational Structure

Some of our directors and officers have conflicts of interest that could materially and adversely affect us.
As of December 31, 2014, we have purchased 44 of our 77 consolidated properties, comprising 13,768 units, from ELRH or entities affiliated therewith and acquired certain assets from ELRH’s integrated real estate operating company. Two of our directors, Michael Salkind and Avi Israeli, are affiliated with ELRH as indirect owners or officers of EH. In addition, as of December 31, 2014, we acquired three consolidated properties from DeBartolo or its affiliates. Mr. Kobel, our chairman, is affiliated with DeBartolo Construction Services, LLC, or DeBartolo Construction. We also have purchased two managed equity investment properties, comprising 750 units, from affiliates of ELRH and DeBartolo. In the future, we may invest in, or co-invest with, joint ventures or other entities affiliated with Messrs. Salkind, Israeli and/or Kobel. We currently manage 14 properties held by affiliates of ELRH for which we hold no ownership interest. ELRH is entitled to nominate two directors to our board of directors, and Messrs. Salkind and Israeli are currently serving as ELRH’s nominees. Additionally, we have entered into a financing relationship with, and issued preferred stock to, iStar and BREDS II Q Landmark LLC (an affiliate of Blackstone), or BREDS, as a result of which each of iStar and BREDS has the right to nominate a director to our board of directors. Michael Nash is currently serving as BREDS’ designee, and Karl Frey is currently serving as iStar’s designee. Also,

DeBartolo has the right to nominate a director for designation to our board of directors. Mr. Kobel, our chairman, is currently serving as DeBartolo’s designated nominee.
As a result of the relationships described above, we have entered into a significant number of related party transactions. A majority of the disinterested directors of our board of directors or on our audit committee are required to approve related party transactions, but the terms of related party transactions are not subject to approval by our stockholders. In the future, we may invest in, or co-invest with, joint ventures or other agreements or arrangements with affiliates of these directors. As a result of these conflicts or potential conflicts of interests, we could be materially and adversely affected.

We have structured, and in the future may structure, acquisitions of property in exchange for OP units in our operating partnership on terms that could limit our liquidity or our flexibility and may materially and adversely affect us, including our balance sheet and our cash flows.
We may enter into additional contractual arrangements with contributors of property under which we would agree to issue OP units and redeem a contributor’s OP units for shares of our common stock or cash, at the option of the contributor, at specified dates. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, in order to induce contributors of properties we may acquire in the future to agree to accept OP units, rather than cash in exchange for their properties, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s OP units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we may agree not to sell a contributed property for a defined period of time or until the contributor exchanges the contributor’s OP units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. The foregoing effects on our liquidity and our flexibility could have a material adverse effect on us.

Tax protection agreements could limit our ability to sell or otherwise dispose of certain properties and may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business, which may materially and adversely affect us, including our balance sheet.
In connection with our acquisition of 21 consolidated properties (representing a total equity value of approximately $297.6 million based on the book value of the property minus the remaining mortgage indebtedness outstanding), we entered into tax protection agreements with certain entities affiliated with our board members and OP Trust, which are substantial stockholders, OP unitholders and warrant holders. Each tax protection agreement provides generally that prior to a specified date, or the Tax Protected Period, which ranges from five to seven years from the date of acquisition, if we (1) sell, exchange, transfer, convey or otherwise dispose of the protected property, or the Tax Protected Property, in a taxable transaction, (2) cause or permit any transaction that results in the disposition by the Tax Protected Party of all or any portion of his/her interest in our operating partnership in a taxable transaction, or (3) fail to maintain indebtedness that would be allocable to the Tax Protected Parties for tax purposes or, alternatively, fail to offer the Tax Protected Parties who owns OP units the opportunity to guarantee specific types of the operating partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, then we will indemnify the Tax Protected Parties who owns OP units against certain resulting tax liabilities. Our indemnification obligations generally decline ratably over the Tax Protected Period. Therefore, it may be economically prohibitive for us to do so during the Tax Protected Period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreements will, during their respective terms, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2014, the tax protected properties represented approximately 26.9%, or $61.1 million, of our annualized rent.
Six tax protection agreements include put rights which, if exercised, would cause us to inherit the contributor’s tax basis and could cause us to inherit the contributor’s tax liabilities.
Tax protection agreements for six properties (representing a total equity value of approximately $66.3 million based on the book value of the property minus the remaining mortgage indebtedness outstanding) provide the owners of the Tax Protected Properties the right during the Tax Protected Period to sell all of their interests in the Tax Protected Parties (i.e., the ownership interests in the Tax Protected Parties) to us in exchange for our common stock, or the Put Right. In addition, we agreed that the exercise of the Put Right would be structured in a manner that will qualify as a reorganization under the Code. If the Put Right is exercised with respect to a property in a merger transaction, we would inherit the applicable Tax Protected

Party’s tax basis in the property and any related unpaid taxes of the Tax Protected Party. Moreover, if the Tax Protected Party were to incur tax liabilities as a result of the failure of the merger to qualify as a reorganization under the Code or as a result of the failure of the Tax Protected Party to qualify as a REIT, we also would inherit those tax liabilities as well as a result of the merger.
Several potential events could cause our stockholders’ investment in us to be diluted, which may materially and adversely affect us.
Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future public offerings of our securities;

•	future issuances of additional shares of existing or new series of preferred stock;

•	private issuances of our equity securities to other investors or in exchange for assets;

•	issuances of our equity securities pursuant to our 2006 Incentive Award Plan, as amended and restated, or the 2006 Award Plan;

•	issuances of our equity securities pursuant to our 2012 Other Equity-Based Award Plan, or the 2012 Award Plan;

•	issuances of our common stock upon exercise of our warrants;

•	issuances of our equity securities pursuant to existing agreements and arrangements;

•	redemptions of preferred stock in exchange for shares of our common stock; or

•	redemptions of OP units in exchange for shares of our common stock, including long-term incentive plan units, or LTIP units, that have been converted by the holder into OP units.

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
Our operating partnership may issue additional OP units without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.
As of December 31, 2014, we owned 37.8% of the outstanding OP units, and our operating partnership may, in connection with our acquisition of communities, executive compensation or otherwise, issue additional OP units to third parties, including our executive officers and other employees. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other activities of our operating partnership.
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
We believe that our operating partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of the partners is allocated its share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS was successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the operating partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.
If the Restructuring Transactions under the Omnibus Agreement take place and Landmark II were to fail to qualify as a REIT, we likely also would fail to qualify as a REIT.

If the Restructuring Transactions under the Omnibus Agreement take place, we will acquire a significant equity interest in Landmark II, which will elect to be treated as a REIT effective for its taxable year in which the closing of the Restructuring Transactions occurs and will continue thereafter to qualify as a REIT. If Landmark II were to fail to qualify as a REIT, we likely also would fail to qualify as a REIT because our equity interest in Landmark II will represent a significant asset on our balance sheet.

If the Restructuring Transactions under the Omnibus Agreement take place and any assets in which Landmark II held an interest, including through the operating partnership, are sold within the 10-year period following Landmark II’s election to be a REIT, Landmark II would incur a federal corporate income tax on the “built-in gain” that existed in those assets at the time of Landmark II’s election to be a REIT.

If the Restructuring Transactions under the Omnibus Agreement take place, we will acquire a significant equity interest in Landmark II. As a former “C” corporation, Landmark II will be subject to the “sting tax” at the highest regular corporate tax rate, which is currently 35%, on all or a portion of the gain recognized from a taxable disposition of any assets in which it held an interest, including through the operating partnership, at the time of its election to be a REIT within a 10-year period following that REIT election. The sting tax would be imposed to the extent of the asset’s built-in gain at the time of the REIT election (that is, the excess of the share of Landmark II’s interest in the fair market value of the assets of the operating partnership at the time of the restructuring over its share in the basis of those assets) that is recognized in a taxable disposition during the 10-year period. We effectively will bear our proportionate share of any such corporate income tax incurred by Landmark II based on our ownership interest in Landmark II. There can be no assurance that there will not be circumstances in which the sting tax would be payable following dispositions or repositionings of our assets during the 10-year period. We estimate that the maximum amount of built-in gain if Landmark II potentially becomes subject to the sting tax is approximately $125 million, which corresponds to a maximum potential tax liability for Landmark II of $44 million.
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
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). Following the acquisition by, or transfer of the property to, a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
There may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to remain qualified as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to remain qualified as a REIT if distributions from all of our TRS, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for maintaining our qualification as a REIT. Our failure to remain qualified as a REIT would adversely affect our stockholders’ return on their investment.
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
Our ability to provide certain services to our residents may be limited by the REIT rules or may have to be provided through a TRS.
As a REIT, we generally cannot provide services to our residents other than those that are customarily provided by landlords, nor can we directly share in the income of a third party that provides such services. If we forego providing such services to our residents, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.
Legislative or regulatory action affecting REITs could adversely affect us and the returns to our stockholders.
The rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could materially and adversely affect us. Stockholders are urged to consult with their own tax advisor with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.
In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even as a REIT, we are subject to certain federal, state and local taxes on our income and property, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we may provide services that are not customarily provided by a landlord; we may hold properties for sale and engage in some other activities through our TRS, which may result in the income of our TRS becoming subject to federal income tax. We may not be able to pay sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Any taxes we pay will reduce our cash available for distribution to our stockholders.

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
Risks Related to Employee Benefit Plan, IRA and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans as described in Section 3(3) of the Employee Retirement Income Security Act, or ERISA, individual retirement accounts or individual retirement annuities described in Sections 408 or 408A of the Code, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs described in Section 220(d) of the Code, health savings accounts described in Section 223(d) of the Code, or Coverdell education savings accounts described in Section 530 of the Code, or collectively the Benefit Plans and IRAs, as applicable, will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders.

Risks Related to Our Common Stock

Because we have a large number of stockholders and our common stock is not listed on a national securities exchange, there may be significant pent-up demand to sell shares of our common stock. Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may cause the market price of our common stock to decline significantly.
As of December 31, 2014, we had approximately 25,628,526 shares of common stock issued and outstanding. Our common stock is not listed on any national securities exchange and the ability of stockholders to liquidate their investments is limited. Additionally, our share repurchase program has been suspended since February 24, 2011. As a result, there may be significant pent-up demand to sell shares of our common stock. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock significantly and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares of common are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future.
There is no public market for our common stock and an active trading market may not develop or be sustained, which may negatively affect the market price of our common stock and make it difficult for investors to sell their shares.
There is no public market for our common stock, and there can be no assurance that an active trading market will develop or be sustained. In the absence of an active trading market, you may be unable to sell your shares of common stock at the time, and at the price, you desire.
The number of shares of our common stock available for future sale could materially and adversely affect the market price of our common stock.
We cannot predict whether future issuances or resales of our common stock or the availability of shares for issuance or resale will decrease the market price of our common stock. Issuances or resales of substantial amounts of our common stock, including common stock received upon exchange of OP units, or the perception that such issuances or resales might occur, could materially and adversely affect the market price of our common stock.
The market price of our common stock could be materially and adversely affected by our future financial and operating results and cash distributions.
The market price of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of our underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. Any failure to pay distributions to our stockholders or any reduction in our distribution rate would likely have a significant adverse effect on the market price of our common stock. Additionally, if we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future financial and operating results and cash distributions to our stockholders likely would adversely affect the market price of our common stock, potentially materially.
Increases in market interest rates may result in a decrease in the market price of our common stock.

The market price of our common stock will generally be influenced by the dividend yield on the common stock (our annualized distribution rate as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.
Our Series D Preferred Shares and Series E Preferred Shares rank senior to our common stock and have priority upon liquidation and payment of distributions.
Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock and to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. As of December 31, 2014, we had issued 20,976,300 shares of our Series D Preferred Stock and 7,400,000 shares of our Series E Preferred Stock. These shares have rights and preferences senior to our common stock, including distribution rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our company, which would likely reduce the amount our common stockholders would otherwise receive upon such an occurrence. Furthermore, the terms of the preferred shares restrict us, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock or acquiring shares of common stock, in either case, unless full cumulative distributions on the preferred shares have been declared and either paid or set aside for payment in full for all past distribution periods. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management. As a result, the market price of our common stock and our ability to make distributions to our common stockholders could be materially and adversely affected. For more information concerning the preferred shares, see Note 8, Preferred Stock and Warrants to Purchase Common Stock and Note 18, Subsequent Events.
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
In recent years, the global financial markets, including the United States financial markets, have undergone pervasive and fundamental disruptions. The ongoing market disruptions could also affect our operating results and financial condition as follows:

•
Valuations-The ongoing market volatility may make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•
Government Policies-The values of, and cash flows from, the properties we own are affected by developments in global, national and local economies and markets. As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions and other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Description of Our Properties
As of December 31, 2014, our portfolio included a total of 77 apartment communities (including six apartment communities held through consolidated joint ventures) with an aggregate of 23,978 units and approximately 22 million square feet of gross leasable area. We refer to these apartment communities as our consolidated properties. We also managed and held a non-controlling interest in two apartment communities and an indirect ownership interest, through our minority investment in Timbercreek Holding, in eight apartment communities with an aggregate of 3,446 units. We refer to these ten apartment communities as our managed equity investment properties. We also managed an additional 16 apartment communities comprising 5,560 units owned by affiliates of board members and other parties. We refer to these 16 properties as our managed third party properties. We are in the process of transferring the property management for 11 of these 16 managed third party properties to affiliates of their owners. The completion of this transfer is subject to lender approval.
All of our properties are located in the Sunbelt region. No single property had a book value which amounted to ten percent or more of our total assets as of December 31, 2014 or from which the gross revenue amounted to ten percent or more of our aggregate gross revenues for the year ended December 31, 2014. All of our properties are garden-style communities except for two mid-rise properties that represent 1.7% of our annual property revenue. Many of our properties feature amenities that we believe appeal to renters in our submarkets, including swimming pools, fitness centers, business centers, green spaces, including playgrounds and picnic areas, dog parks, pet care centers, and on-site “coffee houses” equipped with Wi-Fi. Most of our properties offer one to three bedroom apartment options, with some offering studios or four bedroom apartments as well.
The table below sets forth a summary of our consolidated properties, our managed equity investment properties and our managed third party properties at December 31, 2014.

	Consolidated Properties(1)			Managed Equity Investment Properties (2)		Managed Third Party Properties(3)
Submarket	Number of Properties	Number of Units	Percentage of Property Revenue (4)	Number of Properties	Number of Units	Number of Properties	Number of Units
Dallas, TX	21	6,241	25.9%	0	0	1	198
Atlanta, GA	7	2,549	11.4%	0	0	3	2,457
Charlotte, NC	9	2,411	9.5%	1	476	0	0
Tampa Bay, FL	7	2,124	8.5%	0	0	0	0
Birmingham, AL	3	1,640	6.1%	0	0	0	0
Austin, TX	3	974	4.6%	1	229	2	388
Orlando, FL	4	1,434	6.1%	1	296	2	420
Nashville, TN	3	1,000	4.4%	0	0	0	0
Raleigh, NC	3	969	3.7%	3	1,038	0	0
San Antonio, TX	2	705	3.4%	0	0	2	383
Houston, TX	2	602	3.1%	0	0	1	272
Jacksonville, FL	3	870	3.2%	1	232	5	1,442
Columbia, SC	3	796	3.0%	0	0	0	0
Melbourne, FL	2	436	1.5%	1	208	0	0
Other(5)	5	1,227	5.6%	2	967	0	0
Total Properties	77	23,978	100.0%	10	3,446	16	5,560

(1)
Includes our 77 consolidated properties. We have a 100% ownership interest in 71 of these properties and a controlling interest in the remaining six properties held through consolidated joint ventures.

(2)
Includes ten properties in which we own a minority interest (including two communities held through joint ventures). We manage all ten of these properties, in addition to our managed properties owned by affiliates of board members and other parties.

(3)	We had no ownership interest in any of these properties as of December 31, 2014.

(4)
This information is presented for the month ended December 31, 2014. Property revenue includes total rental income and other ancillary income. Other ancillary income represents 14.1% of property revenue.

(5)	Includes Portsmouth, VA, Daytona Beach, FL, Greensboro, NC, Charlottesville, VA and Palm Beach, FL.

Consolidated Properties
Our consolidated properties are located primarily in key submarkets throughout the Sunbelt region. The following table illustrates for each submarket the percentage of total property revenue, total property revenue, weighted average occupancy and weighted average revenue per occupied unit of our 77 consolidated properties (including six properties held through a consolidated joint venture) comprising 23,978 units, for the month ended December 31, 2014 (in thousands, except weighted average revenue per occupied unit):

Submarket	% Property Revenue by Submarket for the Month Ended December 31, 2014(1)	Total Property Revenue for the Month Ended December 31, 2014(1)	Weighted Average Revenue Per Occupied Unit for the Month Ended December 31, 2014(1)(2)	Weighted Average Occupancy at December 31, 2014(2)
Dallas, TX	25.9%	$5,378	$904	95.3%
Tampa Bay, FL	8.5%	1,758	890	93.0%
Charlotte, NC	9.5%	1,978	875	93.8%
Atlanta, GA	11.4%	2,374	991	94.0%
Birmingham, AL	6.1%	1,256	896	85.6%
Austin, TX	4.6%	952	1,068	91.6%
Orlando, FL	6.1%	1,272	946	93.8%
Nashville, TN	4.4%	906	940	96.3%
Raleigh, NC	3.7%	758	848	92.3%
San Antonio, TX	3.4%	701	1,059	93.9%
Jacksonville, FL	3.2%	657	818	92.3%

Houston, TX	3.1%	651	1,137	95.2%
Melbourne, FL	1.5%	316	774	93.6%
Columbia, SC	3.0%	621	849	91.8%
Other(3)	5.6%	1,166	1,030	92.2%

Total	100.0%	$20,744	$927	93.4%

(1)	Total property revenue includes total rental income and other ancillary income. Other ancillary income represents 14.1% of total property revenue.

(2)	Weighted average revenue per occupied unit and weighted average occupancy is based on the total number of properties within each submarket.

(3)	Includes Portsmouth, VA, Daytona Beach, FL and Greensboro, NC.

The following table presents certain additional information about our consolidated properties as of December 31, 2014:

Community Name(1)	MSAs	Year Built	Date of Most Recent Renovation by the Company or ELRH	Date Acquired	Number of Units	Occupancy (2)	Outstanding Principal Amount of Mortgage as of 12/31/2014 (in thousands)	Interest Rate of Applicable Mortgage	Maturity Date of Applicable Mortgage
Texas
Landmark at Heritage Fields	Dallas, TX	1979	6/1/2011	10/22/2012	240	93.3%	$—	—%	(3)
Landmark at Ridgewood	Dallas, TX	1979	6/1/2011	10/22/2012	184	95.1%	—	—%	(3)
Monterra Pointe	Dallas, TX	1984	6/25/2009	3/29/2013	200	95.5%	—	—%	(3)
Rock Ridge	Dallas, TX	2003	N/A	9/30/2010	226	98.7%	13,393	4.20%	10/1/2020
Kensington Station	Dallas, TX	1983	6/25/2009	3/29/2013	238	96.2%	—	—%	(3)
Landmark at Gleneagles	Dallas, TX	1986	9/30/2014	7/23/2013	590	96.4%	25,985	5.61%	6/1/2017
Crestmont Reserve	Dallas, TX	1989	6/25/2009	3/29/2013	242	93.8%	—	—%	(3)
Bella Ruscello	Dallas, TX	2008	N/A	3/24/2010	216	94.0%	12,434	5.53%	4/1/2020
Palisades at Bear Creek	Dallas, TX	1984	6/25/2009	3/29/2013	120	98.3%	—	—%	(3)
Towne Crossing	Dallas, TX	2004	N/A	8/29/2007	268	95.9%	13,280	2.66% (4)	11/1/2015
Villas of El Dorado	Dallas, TX	2002	N/A	11/2/2007	248	94.0%	13,600	5.68%	12/1/2016
Landmark at Courtyard Villas	Dallas, TX	1999	9/30/2014	10/30/2013	256	94.9%	13,762	5.40%	4/1/2016
Landmark at Sutherland Park	Dallas, TX	1981	9/30/2014	10/30/2013	480	96.0%	21,450	5.82%	1/1/2018
Landmark at Collin Creek	Dallas, TX	1988	9/30/2014	10/9/2013	314	96.2%	—	—%	(3)
Landmark at Preston Wood	Dallas, TX	1979	7/31/2014	9/20/2013	194	96.9%	7,891	5.24%	10/1/2015
Landmark at Rosewood (5)	Dallas, TX	1980	N/A	1/7/2014	232	93.5%	6,970	2.16% (6)	10/5/2016
Landmark at Spring Creek	Dallas, TX	1984	11/30/2014	2/6/2014 & 11/6/2014	236	92.0%	8,650	3.78%	12/1/2021
Landmark at Lake Village North	Dallas, TX	1983	N/A	1/9/2014	848	95.1%	30,217	—%	(7)
Landmark at Lake Village East	Dallas, TX	1983	N/A	1/9/2014	329	96.4%	9,081	—%	(7)
Landmark at Lake Village West	Dallas, TX	1983	N/A	1/9/2014	294	94.6%	12,992	—%	(7)
Landmark at Laurel Heights	Dallas, TX	1983	N/A	1/9/2014	286	95.1%	14,026	—%	(7)
Landmark at Emerson Park (8)	Houston, TX	2008	N/A	8/30/2012	354	93.8%	22,670	2.42% (9)	9/1/2022
Park at Northgate	Houston, TX	2002	N/A	6/12/2007	248	97.2%	10,295	5.94%	8/1/2017
Hidden Lake	San Antonio, TX	2004	N/A	12/28/2006	380	95.5%	19,218	5.34%	1/11/2017
Walker Ranch	San Antonio, TX	2004	N/A	10/31/2006	325	92.0%	20,000	5.36%	5/11/2017
Landmark at Barton Creek	Austin, TX	1980	9/30/2014	6/28/2013	298	88.6%	25,447	2.71% (10)	7/1/2020
Landmark at Prescott Woods	Austin, TX	1986	9/30/2014	7/23/2013	364	94.8%	14,797	6.45%	2/1/2020

Arboleda	Austin, TX	2007	N/A	3/31/2008	312	90.7%	16,353	2.56% (11)	4/1/2015
SUBTOTAL for Texas					8,522	94.8%	$332,511
Florida
Avondale by the Lakes	Tampa Bay, FL	1973	9/21/2009	7/25/2013	304	93.4%	$11,665	4.59%	11/1/2020
Courtyards on the River	Tampa Bay, FL	1972	6/30/2014	7/1/2013	296	91.2%	11,510	4.49%	11/1/2020
Landmark at Avery Place	Tampa Bay, FL	1981	11/10/2011	11/26/2013	264	96.6%	4,800 4,277	5.49% 5.69%	8/1/2015
Landmark at Grand Palms	Tampa Bay, FL	1988	5/12/2010	10/31/2012	438	93.8%	17,918 2,304	5.94% 6.58%	9/1/2019
Landmark at Grayson Park	Tampa Bay, FL	1988	3/30/2013	10/3/2013	408	88.5%	15,430	4.91%	4/11/2015
Landmark at Savoy Square	Tampa Bay, FL	1970	2/12/2012	8/16/2013	182	94.0%	6,733	4.44%	9/1/2020
Milana Reserve	Tampa Bay, FL	1985	9/10/2009	10/1/2012	232	96.6%	10,012	4.59%	10/1/2020
Esplanade	Orlando, FL	2008	N/A	9/14/2012	186	95.2%	8,687	4.28%	12/1/2018
Landmark at Stafford Landing (5)(8)	Orlando, FL	1997/1999	In Progress	7/31/2013	522	95.8%	26,100	2.35% (12)	7/31/2020
Landmark at Woodland Trace	Orlando, FL	1988/2005	11/28/2012	10/3/2013	384	91.9%	14,504	4.28%	12/1/2018
Landmark at West Place (8)	Orlando, FL	2002	N/A	9/4/2014	342	92.1%	24,584	1.76% (13)	10/1/2024
Fountain Oaks	Jacksonville, FL	1987	9/30/2014	7/1/2013	160	93.8%	5,780	4.50%	7/1/2016
Grand Isle at Baymeadows	Jacksonville, FL	1988	4/7/2010	11/8/2012	352	92.1%	—	—%	(3)
Landmark at Maple Glen (5)	Jacksonville, FL	1988	N/A	1/15/2014	358	91.9%	14,195	5.05%	6/1/2018
Landmark at Grand Meadow	Melbourne, FL	1974	5/14/2011	10/11/2012	212	94.3%	6,090	3.23%	11/1/2019
Landmark at Ocean Breeze	Melbourne, FL	1985	6/21/2012	8/16/2013	224	92.9%	6,000	2.35% (14)	8/17/2020
The Overlook at Daytona *Including Boat Slips(15)	Daytona Beach, FL	1961	1/31/2009	8/28/2012	233	92.7%	15,910	4.75% (16)	4/9/2015
Landmark at Andros Isle	Daytona Beach, FL	2012	N/A	6/4/2014	360	95.0%	29,406	5.40%	12/1/2052
SUBTOTAL for Florida					5,457	93.3%	$235,905
North Carolina
Landmark at Brighton Colony (8)	Charlotte, NC	2008/2012	N/A	2/28/2013	276	93.8%	$24,230	4.06%	10/1/2024
Landmark at Greenbrooke Commons (8)	Charlotte, NC	2005/2008	N/A	2/28/2013	279	95.0%	24,732	4.29%	5/1/2022
Landmark at Monaco Gardens	Charlotte, NC	1990	7/31/2014	6/28/2013	276	94.9%	14,600	2.78% (17)	7/1/2023
Landmark at Mallard Creek	Charlotte, NC	1999	7/31/2014	3/28/2013	240	95.4%	13,883	2.71% (18)	4/1/2023
Residences at Braemar	Charlotte, NC	2005	N/A	6/29/2007	160	92.5%	8,415	5.72%	6/1/2015
Stanford Reserve	Charlotte, NC	1984	9/30/2014	7/1/2013	310	94.8%	11,252	5.68%	4/1/2015
Grand Terraces	Charlotte, NC	1999/2002	11/18/2008	7/1/2013	240	93.3%	—	—%	(3)
Victoria Park	Charlotte, NC	1990	2/28/2009	4/30/2013	380	91.1%	—	—%	(3)
Landmark at Chesterfield (5)	Charlotte, NC	1984	N/A	1/7/2014	250	94.0%	10,563	2.16% (6)	10/5/2016
Caveness Farms	Raleigh, NC	1998	10/30/2008	7/3/2013	288	92.0%	18,337 3,269	4.75% 5.32%	10/1/2020
Grand Arbor Reserve	Raleigh, NC	1968	10/13/2009	8/20/2013	297	96.3%	16,645	4.22%	9/1/2020
Lexington on the Green	Raleigh, NC	1979	10/30/2008	7/3/2013	384	89.3%	17,917	5.26%	1/1/2018
Landmark at Battleground Park	Greensboro, NC	1990	7/31/2014	9/9/2013	240	93.8%	10,477	6.32%	8/1/2016
SUBTOTAL for North Carolina					3,620	93.4%	$174,320
Tennessee
Landmark at Glenview Reserve	Nashville, TN	1988/1989	9/30/2014	9/9/2013	360	95.8%	$14,010	6.33%	9/1/2016
Landmark at Lyncrest Reserve	Nashville, TN	1984/1985	7/31/2014	9/20/2013	260	96.9%	14,230	5.65%	2/1/2016
Landmark at Wynton Pointe	Nashville, TN	1989	9/30/2014	7/23/2013	380	96.3%	19,233	5.89%	11/1/2016

SUBTOTAL for Tennessee					1,000	96.3%	$47,473
Georgia
Creekside Crossing	Atlanta, GA	2003	N/A	6/26/2008	280	92.1%	$17,000	2.52% (19)	7/1/2015
Landmark at Creekside Grand	Atlanta, GA	2005	7/12/2011	10/4/2012	492	93.3%	26,634	4.87%	8/1/2017
Parkway Grand	Atlanta, GA	2002	7/9/2009	11/8/2012	313	97.4%	19,097	6.19%	8/1/2016
Retreat at Kedron Village	Atlanta, GA	2001	N/A	6/27/2008	216	89.8%	—	—%	(3)
Landmark at Grand Oasis (5)	Atlanta, GA	1997	N/A	1/7/2014	434	93.8%	28,120	2.16% (6)	10/5/2016
Landmark at Coventry Pointe (5)	Atlanta, GA	2002	N/A	1/7/2014	250	93.6%	16,454	2.16% (6)	10/5/2016
Landmark at Bella Vista	Atlanta, GA	1985	N/A	1/15/2014	564	95.6%	—	—%	(3)
SUBTOTAL for Georgia					2,549	94.0%	$107,305
Alabama
Landmark at Deerfield Glen	Birmingham, AL	1972	6/29/2013	11/26/2013	320	92.8%	$13,101	3.59%	7/1/2019
Landmark at Lancaster Place	Birmingham, AL	2006	1/30/2013	10/16/2013	240	89.2%	10,344	4.10%	2/1/2019
Landmark at Magnolia Glen	Birmingham, AL	1996	2/3/2012	10/19/2012	1,080	82.6%	34,744	5.40%	3/1/2018
SUBTOTAL for Alabama					1,640	89.1%	$58,189
South Carolina
Reserve at Mill Landing	Columbia, SC	2000	12/8/2008	11/6/2012	260	90.0%	$12,352	5.25%	7/11/2015
Reserve at River Walk	Columbia, SC	1992	2/20/2009	4/30/2013	220	91.8%	—	—%	(3)
Landmark at Pine Court	Columbia, SC	1989	12/31/2014	1/23/2014	316	93.4%	15,600	4.20%	2/1/2021
SUBTOTAL for South Carolina					796	91.8%	$27,952
Virginia
Heights at Olde Towne(15)	Portsmouth, VA	1972	9/30/2014	12/21/2007	148	89.2%	$10,228	5.79%	1/1/2019
Myrtles at Olde Towne	Portsmouth, VA	2004	N/A	12/21/2007	246	87.8%	19,625	5.79%	1/1/2019
SUBTOTAL for Virginia					394	87.8%	$29,853
Total/Weighted Average at 100%					23,978	93.4%	$1,013,508

(1)	All of our consolidated properties are garden-style properties except as noted.

(2)	Represents the average physical occupancy as of December 31, 2014.

(3)
This property is financed through a Secured Credit Facility provided by affiliates of Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Borrowings under the Secured Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1.0% and a margin that fluctuates based on a ratio of net operating income from all collateral properties to the aggregate outstanding principal amount of loans under the facility, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1.0% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of December 31, 2014, our annual interest rate was 2.92% on principal outstanding of $159.2 million, which represents the Eurodollar Rate described in (ii) above, based on a one month interest period plus a margin of 2.75%. The Secured Credit Facility was scheduled to mature on March 7, 2015, but the company and the lenders under the Secured Credit Facility entered into amendments to, among other things, extend the maturity date to January 4, 2016.

(4)	This interest rate is floating at Freddie Mac Reference Bill plus 250 basis points.

(5)	We own a partial interest in this property through a joint venture. Please see "Properties Held Through Joint Ventures” below for more information.

(6)	This interest rate is floating at one month LIBOR plus 200 basis points and subject to a swap agreement which fixes the rate at 3.725%.

(7)	These properties are covered by six mortgages totaling $66.3 million with interest ranging from 5.57% to 5.89% which expire from April 11, 2016 to December 11, 2016.

(8)
This property has not been under consistent management by us and/or ELRH for the past four years. Except as noted, each of our owned properties has been under consistent management by us and/or ELRH for the past four years.

(9)	This interest rate is floating at one month LIBOR plus 226 basis points and subject to a cap agreement at 5.45%.

(10)	This interest rate is floating at one month LIBOR plus 255 basis points and subject to a cap agreement at 3.20%.

(11)	This interest rate is floating at one month LIBOR plus 240 basis points.

(12)	This interest rate is floating at one month LIBOR plus 220 basis points and subject to a swap agreement which fixes the rate at 2.34%.

(13)	This interest rate is floating at one month LIBOR plus 160 basis points.

(14)	This interest rate is floating at one month LIBOR plus 220 basis points and subject to a swap agreement which fixes the rate at 2.38%.

(15)	This property is a mid-rise apartment community.

(16)	This interest rate is floating at one month LIBOR plus 375 basis points and subject to a floor of 4.75%.

(17)	This interest rate is floating at one month LIBOR plus 262 basis points and subject to a cap agreement at 3.89%.

(18)	This interest rate is floating at one month LIBOR plus 255 basis points and subject to a cap agreement at 4.01%.

(19)	This interest rate is floating at Freddie Mac Reference Bill plus 236 basis points and subject to a cap agreement at 6.50%.

Geographic Concentration
The table below shows the concentration of our consolidated, managed equity investment and managed third party properties as of December 31, 2014.

	Consolidated Properties		Managed Equity Investment Properties		Managed Third Party Properties
State	Number of Properties	Number of Units	Number of Properties	Number of Units	Number of Properties	Number of Units
Texas
Dallas, TX	21	6,241	-	-	1	198
Austin, TX	3	974	1	229	2	388
San Antonio, TX	2	705	-	-	2	383
Houston, TX	2	602	-	-	1	272
Subtotal for Texas	28	8.522	1	229	6	1,241
Florida
Tampa Bay, FL	7	2,124	-	-	-	-
Orlando, FL	4	1,434	1	296	2	420
Melbourne, FL (1)	2	436	1	208	-	-
Jacksonville, FL	3	870	1	232	5	1,442
Palm Beach, FL (1)	-	-	1	542	-	-
Daytona Beach, FL	2	593	-	-	-	-
Subtotal for Florida	18	5.457	4	1,278	7	1,862
North Carolina
Charlotte, NC	9	2,411	1	476	-	-
Raleigh, NC	3	969	3	1,038	-	-
Greensboro, NC	1	240	-	-	-	-
Subtotal for North Carolina	13	3,620	4	1,514	-	-
Alabama
Birmingham, AL	3	1,640	-	-	-	-
Subtotal for Alabama	3	1,640	-	-	-	-
Georgia
Atlanta, GA	7	2,549	-	-	3	2,457
Subtotal for Georgia	7	2,549	-	-	3	2,457
Tennessee
Nashville, TN	3	1,000	-	-	-	-
Subtotal for Tennessee	3	1,000	-	-	-	-
Virginia
Portsmouth, VA	2	394	-	-	-	-
Charlottesville, VA	-	-	1	425	-	-
Subtotal for Virginia	2	394	1	425	-	-

South Carolina
Columbia, SC	3	796	-	-	-	-
Subtotal for South Carolina	3	796	-	-	-	-
Total Properties	77	23,978	10	3,446	16	5,560

(1)
A subsidiary of the company owns a 20% equity interest in the property known as (i) The Fountains, located in Palm Beach, Florida, with 542 units and (ii) Waverly Place, located in Melbourne, Florida, with 208 units. In addition, the company issued 613,497 shares of common stock, equal to a valuation of $5 million, to acquire a minority equity interest referred to as Class A Units in the Timbercreek Fund, which indirectly owns 100% of eight properties, each of which is managed by our property manager.

Resident Leases at Our Consolidated Properties
Residents at each of our consolidated properties execute a lease agreement with us. Our leases typically follow standard forms customarily used between residents and landlords in the state where the relevant properties are located. Typically, under such leases, residents are required to pay a refundable security deposit or a non-refundable lease fee and are responsible for monthly rent, and, in certain circumstances, utilities. Our lease terms generally range from month-to-month leases to one-year lease terms.
Properties Held Through Joint Ventures
As of December 31, 2014, we had ownership interests in eight properties that are owned by joint ventures. Each joint venture is structured through a limited liability company that wholly owns the property. Our ownership interest in these joint ventures is held through our operating partnership and our percentage interest in these vehicles ranges from 20.0% to 61.2%. We currently manage all of our joint venture properties. There are risks related to our ownership of joint ventures. See “Risk Factors-Risks Related to Our Business-Our joint ownership of certain properties may involve risks not associated with direct ownership, which may materially and adversely affect us, including our balance sheet, revenues and results of operations.”
Our joint venture strategy is to continue to co-invest with joint venture partners where we believe that the arrangement will allow us to obtain a higher return on our investment. We will do so by leveraging our skills in acquiring, repositioning and renovating properties while simultaneously spreading risk amongst our joint venture partners. While we intend to continue to strategically invest in joint venture arrangements, we do not plan to co-invest and acquire interests in properties through resident in common syndications.
The table below sets forth certain information with respect to these properties (in thousands, except number of units).

U.S. Joint Ventures	Ownership %	Total Investment as of December 31, 2014		Number of Units	Joint Venture Partner
Stafford Landing	60.2%		(1)	522	Legacy Capital Partners
The Fountains	20.0%	3,460	(2)	542	BRT Realty Trust
Waverly Place	20.0%	955	(2)	208	BRT Realty Trust
Landmark at Chesterfield	61.2%		(1)	250	Harel Insurance and Finance
Landmark at Coventry Pointe	61.2%		(1)	250	Harel Insurance and Finance
Landmark at Grand Oasis	61.2%		(1)	434	Harel Insurance and Finance
Landmark at Rosewood	61.2%		(1)	232	Harel Insurance and Finance
Landmark at Maple Glen	51.1%		(1)	358	Menora Mivtachim Insurance Ltd.
TOTALS		$4,415		2,796

(1)
The joint venture is consolidated due to our controlling interest in the ownership of the entity which owns the property. Non-controlling interest is recognized for the portion of a consolidated joint venture not owned by us.

(2)	These joint ventures are unconsolidated due to our non-controlling interests and are equity method investments.

Our Renovations and Repositioning Projects
Between September 2013 and December 2014, we invested $25.5 million to renovate and reposition 20 of our consolidated properties. We have completed the renovation and repositioning of 19 of our consolidated properties. For the remaining consolidated property, we expect to complete the renovation and repositioning in the first half of 2015 for approximately $172,000. Information concerning these projects is set forth in the table below.

Property	Submarket	Expenditures Through December 31, 2014 (in thousands)	Renovation Commencement Date	Renovation Completion Date
Completed:
Fountain Oaks	Jacksonville, FL	$499	11/30/2013	9/30/2014
Landmark at Barton Creek	Austin, TX	1,161	12/31/2013	9/30/2014
Landmark at Battleground Park	Greensboro, NC	861	11/30/2013	7/31/2014
Landmark at Collin Creek	Dallas, TX	1,772	12/31/2013	9/30/2014
Landmark at Courtyard Villas	Dallas, TX	1,058	12/31/2013	9/30/2014
Landmark at Gleneagles	Dallas, TX	2,440	9/30/2013	9/30/2014
Landmark at Glenview Reserve	Nashville, TN	2,180	10/31/2013	9/30/2014
Landmark at Lyncrest Reserve	Nashville, TN	1,184	10/31/2013	7/31/2014
Landmark at Mallard Creek	Charlotte, NC	926	9/30/2013	7/31/2014
Landmark at Monaco Gardens	Charlotte, NC	1,012	11/30/2013	7/31/2014
Landmark at Pine Court	Columbia, SC	1,027	2/28/2014	12/31/2014
Landmark at Prescott Woods	Austin, TX	1,235	9/30/2013	9/30/2014
Landmark at Preston Wood	Dallas, TX	936	11/30/2013	7/31/2014
Landmark at Sutherland Park	Dallas, TX	1,855	12/31/2013	9/30/2014
Landmark at Wynton Pointe	Nashville, TN	1,476	10/31/2013	9/30/2014
Lexington on the Green	Raleigh, NC	629	11/30/2013	9/30/2014
Landmark at Spring Creek	Dallas, TX	1,797	2/28/2014	11/30/2014
Stanford Reserve	Charlotte, NC	783	9/30/2013	9/30/2014
Heights at Olde Towne	Portsmouth, VA	501	12/31/2013	9/30/2014
		23,332
In progress:
Landmark at Stafford Landing	Orlando, FL	2,214	9/30/2013	6/30/2015
TOTAL:		$25,546
As discussed above under “—Business and Growth Strategies,” we seek to recognize the potential for underperforming assets, to acquire such assets (including in non-marketed transactions), and to unlock latent value therein through targeted repositioning and renovation projects.
Case Studies
The following example illustrates certain successes we have had in identifying and purchasing properties in non-marketed transactions. Past results are not indicative of future and we are unable to offer assurance that we will experience success, if at all, in future endeavors.
Mission Portfolio: Purchase Through Non-Marketed Transaction. In October 2013, we completed the acquisition of a portfolio of ten undercapitalized properties, or the Mission Portfolio, containing an aggregate of 3,422 units in the Dallas, Texas, Nashville, Tennessee, Austin, Texas, and Greensboro, North Carolina submarkets, for an aggregate purchase price of $261.8 million, which we believe is below the replacement cost. We previously managed these properties on behalf of third-party owners for an average of two years and we were therefore able to make a preemptive offer to purchase the assets before they were broadly marketed. A significant portion of the capital needed to purchase the properties was provided by proceeds of the issuance of our Series D Preferred Stock. The properties are included in our consolidated properties as of December 31, 2014.
The following example illustrates the effect of value-added improvements we have made at certain of our properties. Past results are not indicative of future and we are unable to offer assurance that we will experience success, if at all, in future endeavors.
Bay Breeze: We purchased Bay Breeze, a 180 unit garden style apartment community located in Ft. Myers, Florida, in August 2012 for $17.7 million, or $98,333 per unit. At the time of the acquisition, average monthly rent was $912 per unit. Over a 23-month period following the acquisition, we focused on increasing average rent, other income and occupancy.  At the same time, we focused on reducing operating expenses in various ways such as utilizing our bulk purchasing power with national vendors and obtaining reimbursements of utility costs from residents. We sold Bay Breeze in June 2014 for $24.2 million, or $134,166 per unit. At the time of sale, average monthly rent had increased to $1,049, or 15% higher than at acquisition.  The sale resulted in a realized internal rate of return of 30% on this investment.
Managed Properties
As of December 31, 2014, we had 16 managed third party properties, comprising 5,560 units, owned by joint ventures between affiliates of ELRH and third parties. We are in the process of transferring the property management for 11 of these 16 managed third party properties to affiliates of their owners. The completion of this transfer is subject to lender approval.
Our management contracts are typically for two-year terms, which automatically renew on a year-to-year basis with a 30-day cancellation clause for either party. The agreements provide that we are responsible for the maintenance, repair and operation of the managed property, including: hiring employees, coordinating repairs, cleaning, painting, undertaking decoration and alterations, providing weekly leasing reports, billing and collecting rents, advertising the property for rent, handling security deposits and interest as dictated by local law, preparing and filing tax returns, addressing lessee complaints and supervising the resident moving in/out process. We charge a fee of 3-4% of monthly gross receipts of the property. We are reimbursed by the owners of our managed properties for certain costs, including repair and maintenance costs, utilities, advertising fees, collection agency fees, legal fees and certain employee salaries.
Our Leases
Our principal executive offices are located at 3505 East Frontage Road, Suite 150 Tampa, Florida 33607. Our current monthly rental rate is $15,810, and the lease expires in December 2016.
We also lease office space in Richmond, Virginia. Our current monthly rental rate for the office space in Richmond, Virginia is $6,777 and the lease expires in February 2018.
We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.
Item 3.    Legal Proceedings.
The company and certain of its affiliates are named defendants in a complaint filed on August 12, 2014 in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, our Former Advisor and Mr. Olander, our chief executing officer, chief financial officer, chief accounting officer and president, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers. On October 6, 2014, the company, our operating partnership and Mr. Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. On January 5, 2015, before the motion to quash could be heard, the plaintiffs filed a fourth amended complaint that added Mr. Remppies, our chief operating officer and our chief administrative officer, as a defendant.  On February 6, 2015, the company, our operating partnership, our Former Advisor and Messrs. Olander and Remppies filed a motion to quash service of the fourth amended complaint for lack of personal jurisdiction.  The company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously.
In addition to the foregoing, we are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. We believe that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock. We will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our board of directors announced an estimated per share value of shares of our common stock of $8.15, which is based solely on the price per share established in connection with the Recapitalization Transaction pursuant to arm’s length negotiations. However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $8.15 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
Stockholders
As of March 19, 2015, we had approximately 6,217 stockholders of record.
Distributions
Since March 1, 2011, our board of directors authorized and we have paid distributions equivalent to an annualized rate of 3% based upon a purchase price of $10.00 per share and an annualized rate of 3.68% based upon our most recent estimated value of our shares of $8.15 per share, which is equivalent to $0.025 per unit. Distributions accrue at month-end and are payable monthly in arrears. As a REIT, we have made, and intend to continue to make, distributions each taxable year (not including return of capital for federal income tax purposes) equal to at least 90% of our taxable income. The amount of the distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We are restricted, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock unless full cumulative distributions on the outstanding preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods. Furthermore, our Secured Credit Facility restricts us from making distributions, subject to certain limited exceptions, including distributions payable solely in common stock or common equity interests and provides that we may make distributions in any fiscal year not to exceed the greater of (A) 95% of funds from operations for such fiscal year and (B) the amount of payments required to be paid by us in order to maintain our status as a REIT.
For the year ended December 31, 2014, we paid aggregate distributions of $7.6 million ($5.6 million in cash and $2 million of which was reinvested in shares of our common stock pursuant to the DRIP), which were paid 100% from cash flows. For the year ended December 31, 2013, we paid aggregate distributions of $6.7 million ($4.9 million in cash and $1.8 million of which was reinvested in shares of our common stock pursuant to the DRIP), which were paid 100% from cash flows. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.

OP Units
The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We will determine the amounts of such distributions in our sole discretion. For the year ended December 31, 2014, we paid aggregate distributions of $12.1 million ($11.8 million in cash and $244,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. For the year ended December 31, 2013, we paid aggregate distributions of $7.6 million ($7.3 million in cash and $300,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. OP unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears. The distribution rights of the holders of OP units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.

Long-Term Incentive Plan Units
We have issued LTIP Units under our 2012 Award Plan, which are a special class of interests in our operating partnership. The LTIP Units rank pari passu with the OP units as to the payment of distributions. For the years ended December 31, 2014 and 2013, we paid aggregate distributions of $233,000 and $195,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.
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
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. For the year ended December 31, 2014 and 2013 , we paid $18.6 million and $10.2 million, respectively, to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of December 31, 2014 and 2013, were approximately $16.3 million and $2.9 million, respectively. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly.
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. For the year ended December 31, 2014, we paid $7.8 million in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of December 31, 2014 were approximately $2.6 million. For the year ended December 31, 2013, we did not pay or accrue any distributions to holders of our Series E Preferred Stock as there were no shares of Series E Preferred Stock outstanding during 2013. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly.
The Series D Preferred Stock and the Series E Preferred Stock rank senior to our common stock with respect to distribution rights, redemption rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, upon voluntary or involuntary liquidation, dissolution or winding up of our company, each holder of Series D Preferred Stock and Series E Preferred Stock is entitled to receive liquidating distributions in cash of certain expenses in an amount equal to the redemption price (as defined in our charter), before any distribution or payment is made to the holders of our company’s common stock.  Furthermore, prior to taking certain actions (or refraining from taking certain actions), we must obtain the prior written consent of both a representative of iStar and a representative of BREDS, subject to certain limited exceptions.
Holders of the shares of our Series D Preferred Stock and our Series E Preferred Stock will vote together as a single class for the election of the iStar director and the BREDS director. In addition, subject to certain limitations, holders of the shares of our Series D Preferred Stock and Series E Preferred Stock will vote together as a single class with the holders of our company’s common stock on any matter presented to the common stockholders for their action or consideration at any meeting of stockholders or, to the extent permitted, by written consent in lieu of a meeting.  Subject to certain limitations, each holder of outstanding shares of our Series D Preferred Stock and Series E Preferred Stock shall be entitled to cast the number of votes equal to the quotient, rounded down to the nearest whole number of votes, obtained by dividing (A) the aggregate liquidation preference of the shares of Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter by (B) the book value per share (each as defined in our charter).  Effectively,  the holders of the shares of our Series D Preferred Stock and our Series E Preferred Stock could account for a quorum at any meeting of our company’s shareholders and, to the extent such holders, voted their respective shares in the same manner, such holders could effectively control the outcome of any matter submitted to the shareholders for approval.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the 2006 Award Plan and the 2012 Award Plan as of December 31, 2014:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,125,654	(3)
Equity compensation plans not approved by security holders(2)	—	—	1,125,654	(3)
Total	—	—	1,125,654

(1)	As of December 31, 2014, we had granted an aggregate of 226,438 shares of restricted stock under our 2006 Award Plan.

(2)	As of December 31, 2014, we had granted an aggregate of 647,908 LTIP Units under the 2012 Award Plan.

(3)
The maximum aggregate number of shares of our common stock that may be issued under the 2012 Award Plan, together with the number of shares issued under the 2006 Award Plan, is 2,000,000 shares of common stock. See Note 11, Equity —2012 Other Equity-Based Award Plan for more information on the 2012 Award Plan.

Recent Sales of Unregistered Securities
During the past three years, we issued the following securities pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. No underwriters were involved in the sale of these securities nor were any commissions paid as part of these sales.
Preferred Stock
On August 3, 2012, we issued and sold 4,000,000 shares of Series A Preferred Stock at a purchase price of $10.00 per share, for an aggregate purchase price of $40 million, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share, for an aggregate purchase price of $10 million. On February 27, 2013, we issued and sold, for cash, an additional 1,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share. We used the cash proceeds from the sale of the Series A Preferred Stock and the Series B Preferred Stock to repay debt, finance the acquisition of certain properties in connection with the Recapitalization Transaction, fund additional property acquisitions and pay transaction costs. On June 28, 2013, we redeemed all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock.
On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our Series D Preferred Stock. As of December 31, 2014, we had issued a total of 20,976,300 shares of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $209.8 million. We used the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our Series A Preferred Stock and Series B Preferred Stock to acquire and reposition additional properties.
On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our Series E Preferred Stock. As of December 31, 2014, we had issued a total of 7,400,000 shares of our Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $74 million. We used the proceeds from the sale of the Series E Preferred Stock to acquire and renovate additional properties.
On January 23, 2015, we redeemed, at a price of $10.00 per share, 390,048 shares of the Series D Preferred Stock and 137,600 shares of the Series E Preferred Stock using $5.9 million of sale proceeds, from the 2014 sale of one of our apartment communities.
Restricted Common Stock Issued to Independent Directors
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
On March 20, 2014, we issued 1,000 shares of restricted common stock, valued at $8.15 per share, to each of Ronald Gaither, Edward Kobel, Howard Silver, Peter Sotoloff and Karl Frey. The shares of restricted common stock were issued in connection with each director’s initial election to our board of directors and vested immediately as to 20.0% of the shares as of the date of grant, and 20.0% will vest on each of the first four anniversaries of the date of each director's initial election.
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

On each of June 6, 2012, July 9, 2012 and August 3, 2012, we issued 583 shares of common stock to each of Messrs. Olander, David L. Carneal and Remppies, for the performance of services by our Former Advisor in accordance with our advisory agreement.
Common Stock Issued for Transactions
On August 3, 2012, in connection with the Recapitalization Transaction, we issued to ELRH, 202,946 shares of our common stock valued at $8.15 per share.
On August 3, 2012, in connection with the Recapitalization Transaction, we issued to Elco North America, Inc. 22,040 shares of our common stock valued at $8.15 per share.
On August 28, 2012, in connection with completion of the acquisition of certain of the Contributed Properties, we issued 257,669 shares of our common stock valued at $8.15 per share to Mr. Lubeck.
On February 28, 2013, we issued 306,537 shares of common stock to James Chrysson, Paul Chrysson and James Yopp, valued at $8.15 per share, in connection with the acquisition of Landmark at Brighton Colony located in Charlotte, NC.

On February 28, 2013, we issued 705,280 shares of common stock to Messrs. J. Chrysson, P. Chysson and Yopp and Anthony Atala, valued at $8.15 per share, in connection with the acquisition of Landmark at Greenbrooke Commons located in Charlotte, NC.

On July 1, 2013, we issued 1,840,491 shares of common stock to 2335887 Limited Partnership and 214,724 shares of common stock to MB Equity Holdings, Inc., valued at $8.15 per share, for cash which was used in the acquisition of certain properties.
On December 20, 2013, we issued 1,226,994 shares of common stock, valued at $8.15 per share, to Elco Landmark Residential Holdings II, or ELRH II, in connection with the purchase of 500,000 Class A units in Timbercreek U.S. Multi-Residential (U.S) Holding L.P. and for the repayment of $5 million on our $10 million unsecured note payable to an affiliate of ELRH II.
LTIP Units Issued to Executive Officers
On August 3, 2012, in connection with the Recapitalization Transaction, we issued 366,120 LTIP Units to Messrs. Olander, Remppies and Lubeck, which vested immediately at a fair value of $8.15 per unit.
On March 14, 2013, in connection with the ELRM Transaction, we issued 256,042 restricted LTIP Units to Messrs. Lubeck and Miller and Ms. Truong. The restricted LTIP units were subject to the following vesting schedule: (i) 33.33% of the LTIP Units will vest if there has been a continuous employee service of at least one year but less than two years; (ii) 66.66% of the LTIP Units will vest if there has been a continuous employee service of at least two years but less than three years; and (iii) 100% of the LTIP Units will vest if there has been a continuous employee service of at least three years. As of December 31, 2014, 85,347 of these LTIP Units had vested and were outstanding with the remaining 170,695 of these LTIP Units being forfeited due to Mr. Miller's resignation on December 11, 2014 and Mr. Lubeck and Ms. Truong's resignations on January 22, 2015.
On August 27, 2013, we issued an aggregate of 98,160 LTIP Units to Messrs. Olander, Remppies and Lubeck, which vested immediately at a fair value of $8.15 per unit. The LTIP Units were issued as incentive compensation.
On March 19, 2014, we issued 6,135 LTIP Units to each of James Miller and Elizabeth Truong and 3,190 LTIP Units to Mechelle Lafon. The LTIP Units vested immediately at a fair value of $8.15 per unit and were issued as incentive compensation.
On June 4, 2014, in connection with the acquisition of Andros Isles, we issued 27,607 LTIP Units to each of Messrs. Olander, Remppies and Lubeck, which vested immediately at a fair value of $8.15 per unit.
Under the terms of the LTIP Units, our operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in our operating partnership’s valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of holders of OP units. Upon equalization of the capital accounts of the holders of LTIP Units with the other holders of OP units, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP Units may be converted into an equal number of OP units at any time, and thereafter enjoy all the rights of the OP units, including redemption/exchange rights. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a holder of LTIP Units will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of our common stock.
OP Units Issued for Transactions
Between August 2012 and December 2014, we issued OP Units in our operating partnership, at a price per unit of $8.15, as a portion of the consideration in connection with the acquisition of certain properties in connection with the Recapitalization Transaction, the ELRM Transaction and the acquisition contingent consideration payable thereunder, and the acquisition of certain of the non-Contributed Properties, as set forth in table below, for the year ended December 31, 2014 (in thousands, except for unit information):

Name	Issuance Date	Number of OP Units	Aggregate Consideration
AMDG Diplomatic Partners, LP	08/28/12	206,931	$1,686
SFLP Diplomatic, LLC	08/28/12	488,052	3,978
DK Bay Breeze, LLC	08/30/12	624,228	5,087

DK Esplanade, LLC	09/14/12	428,263	3,490
DK Esplanade II, LLC	09/14/12	47,585	388
Elco Landmark Residential Holdings, LLC	10/01/12	973,411	7,933
Elco LR OPT II REIT LP	10/04/12	2,671,456	21,772
Creekside Investors, LLC	10/04/12	215,326	1,755
Elco Landmark Residential Holdings, LLC	10/10/12	436,220	3,555
Gilco 2, LLC	10/11/12	107,747	878
Landmark at Grand Meadow Holdings, LLC	10/11/12	566,832	4,620
Legacy Galleria LLC	10/19/12	1,787,954	14,572
Elco Landmark at Birmingham Management, LLC	10/19/12	2,472,404	20,150
Legacy Arlington LLC	10/22/22	700,447	5,709
Elco Landmark Arlington Management, LLC	10/22/12	850,379	6,931
Elco Landmark Grand Palms Management, LLC	10/31/12	1,207,597	9,842
Legacy at Grand Palms, LLC	10/31/12	870,467	7,094
Grand Palms Investors, LLC	10/31/12	263,777	2,150
Century Mill Investors, LLC	11/05/12	819,036	6,675
ELRH	11/08/12	2,950,109	24,044
Kings Carlyle Club Mezz, LLC	01/31/13	262,859	2,142
ELRH	03/14/13	505,164	4,117
ELRH II	03/14/13	254,900	2,077
ELRH	03/14/13	447,239	3,645
The Edward Van Wyckhouse Trust	03/28/13	46,160	376
Pear Ridge Partners, LLC	03/29/13	656,704	5,352
Cottonwood Partners, LLC	03/29/13	670,394	5,464
Bedford Partners, LLC	03/29/13	605,620	4,936
Bear Creek Partners, LLC	03/29/13	331,632	2,703
ADMG River Partners LP	04/30/13	47,000	383
ELRH	04/30/13	500,283	4,077
ADMG Partners LP	07/01/13	103,539	844
ADMG 191 Partners LP	07/01/13	42,301	345
MB Equity Holdings	07/01/13	31,561	257
ADMG FairCave Partners LP	07/03/13	165,480	1,349
ELCO LR OPT II REIT LP	07/03/13	773,876	6,307
Sybil Wolfe Revocale Living Trust	07/23/13	32,019	261
Louis and Nita Savader	07/23/13	16,420	134
ADMG 191 Partners LP	07/25/13	67,463	550
MB Equity Holdings	07/25/13	15,780	129
ELRH II	07/31/13	121,482	990
Elco Landmark at Savoy Square Management, LLC	08/16/13	177,237	1,444
Legacy Savoy Square LLC	08/16/13	123,119	1,003
MB Equity Holdings, Inc.	08/16/13	22,608	184
Elco Landmark at Ocean Breeze Management LLC	08/16/13	232,221	1,893
Legacy Ocean Breeze LLC	08/16/13	138,369	1,128
ELRH	08/20/13	715,987	5,835
James M. and Jaime L. McNeely	09/09/13	4,725	39

Elco Landmark Residential Holdings II LLC	09/23/13	18,277	149
ELCO LR OPT I REIT GP LLC	10/03/13	3,548,002	28,916
ELCO LR OPT II REIT LP	10/16/13	901,988	7,351
Elco Landmark at Waverly Place Management LLC	11/18/13	149,328	1,217
Elco Landmark at Avery Place Management LLC	11/26/13	407,072	3,318
Legacy Avery Place LLC	11/26/13	523,102	4,263
Avery Place Investors, LLC	11/26/13	175,532	1,431
Main Street Residential Avery Place LLC	11/26/13	87,758	715
Elco Landmark at Deerfield Glen Management, LLC	11/26/13	586,500	4,780
Legacy Deerfield Glen LLC	11/26/13	556,628	4,537
MB Holdings Equity LLC	11/26/13	55,663	454
Elco Landmark at Garden Square Management LLC	12/06/13	604,906	4,930
EL-Harel Management LLC	01/07/14	626,122	5,103
EL-BK Management LLC	01/07/14	626,123	5,103
Elco Landmark at Lakeway Management LLC	01/09/14	3,425,900	27,921
Elco Landmark at Bella Vista Management LLC	01/15/14	894,183	7,288
Elco Landmark at Maple Glen Management LLC	01/15/14	990,209	8,070
James G. Miller	01/15/14	4,825	39
Main St. Residential Maple Glen LLC	01/15/14	121,942	994
DK Gateway Andros II LLC	06/04/14	1,263,725	10,299
ELRH II	09/18/14	31,087	253
ELRH II	09/18/14	20,345	166
ELRH II	09/18/14	(58,965)	(481)
Total		41,360,615	$337,089

OP Units Issued for Dividend Reinvestment
For the years ended December 31, 2014 and 2013, $244,200 and $300,000, respectively, in OP Unit distributions were reinvested and 29,968 and 35,738, respectively, OP units were issued. There were no OP Unit distributions reinvested in OP units during the year ended December 31, 2012.

Use of Public Offering Proceeds
Distribution Reinvestment Plan
In the first quarter of 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or DRIP. The DRIP provides a way to increase stockholders' investment in our company by reinvesting distributions to purchase additional shares of our common stock. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment. Distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors.
Since August 2012, we have done a series of acquisitions and issued common stock or common stock equivalents, or equivalents, at $8.15 per share. This price was determined to be a fair value based on negotiated transactions with advice from professionals. Accordingly, $8.15 is the per share price used for the issuance of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value. For the years ended December 31, 2014, 2013 and 2012, $2 million, $1.9 million and $2 million, respectively, in distributions were reinvested, and 246,300, 228,316 and 219,046 shares of our common stock, respectively, were issued pursuant to the DRIP.

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
The following tables present summarized consolidated financial information, including balance sheet data, statement of comprehensive loss data and statement of cash flows data in a format consistent with our consolidated financial statements under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K (in thousands, except per share data):

	As of December 31,
Selected Financial Data	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Total assets	$1,820,349	$1,526,690	$755,016	$356,695	$368,534
Mortgage loan payables, net	$1,021,683	$838,434	$479,494	$243,332	$244,072
Unsecured notes payable to affiliates	$6,116	$5,784	$—	$—	$—
Unsecured note payable	$—	$—	$500	$7,750	$7,750
Secured Credit Facility	$159,176	$145,200	$—	$—	$—
Line of credit	$3,902	$—	$—	$—	$—
Series A cumulative non-convertible redeemable preferred stock	$—	$—	$38,204	$—	$—
Series B cumulative non-convertible redeemable preferred stock	$—	$—	$9,551	$—	$—
Series D cumulative non-convertible redeemable preferred stock with derivative	$202,380	$209,294	$—	$—	$—
Series E cumulative non-convertible redeemable preferred stock with derivative	$71,578	$—	$—	$—	$—
Total equity	$289,118	$284,591	$205,060	$93,123	$106,158

	Year Ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF COMPREHENSIVE LOSS DATA:
Total revenues(1)	$262,208	$156,989	$69,404	$54,083	$34,844
Loss from continuing operations(1)	$(66,738)	$(79,467)	$(42,254)	$(9,062)	$(10,224)
Income/(loss) from discontinued operations(1)	$—	$10,555	$659	$116	$(541)
Net loss attributable to common stockholders	$(25,299)	$(32,606)	$(34,860)	$(8,946)	$(10,765)
Net loss per common share — basic and diluted(2):
Net loss from continuing operations	$(1.00)	$(1.66)	$(1.75)	$(0.46)	$(0.56)
Net income/(loss) from discontinued operations(1)	$—	$0.22	$0.03	$0.01	$(0.03)
Net loss attributable to common stockholders	$(1.00)	$(1.44)	$(1.72)	$(0.45)	$(0.59)
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by/(used in) operating activities	$21,556	$6,742	$(9,816)	$5,485	$3,698
Cash flows used in investing activities	$(102,731)	$(352,537)	$(66,580)	$(2,075)	$(44,580)

Cash flows provided by/(used in) financing activities	$85,825	$347,697	$77,752	$(5,593)	$37,261
OTHER DATA:
Distributions declared to common stockholders	$7,635	$6,852	$6,120	$6,904	$11,034

	Year Ended December 31,
	2014	2013	2012	2011	2010
Distributions declared per common share	$0.30	$0.30	$0.30	$0.35	$0.60
Funds from operations(3)	$15,846	$(8,960)	$(21,539)	$4,595	$2,096
Net operating income(4)	$131,539	$80,236	$35,683	$26,542	$20,703
Properties consolidated owned	77	67	31	15	15
Properties unconsolidated	2	2	—	—	1
Properties managed (5)	26	33	33	35	39
Properties leased	—	1	4	4	0

(1)
For years ended December 31, 2012, 2011 and 2010, certain reclassifications were made to conform to the year ended December 31, 2013 presentation of discontinued operations in accordance with generally accepted accounting principles as described in Note 2, Summary of Significant Accounting Policies — Properties Held for Sale and Discontinued Operations, and Note 4, Real Estate Disposition Activities, to the consolidated financial statements.

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

(3)
For additional information on FFO (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Adjusted Funds from Operations,” which includes a reconciliation of our GAAP (as defined below) net loss to FFO for the years ended December 31, 2014, 2013 and 2012.

(4)
For years ended December 31, 2011 and 2010, net operating income has been recalculated to follow the presentation for the years ended December 31, 2014, 2013 and 2012. For additional information on net operating income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income,” which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2014, 2013 and 2012.

(5)
During 2012, we managed 33 properties owned by unaffiliated third parties. On December 29, 2012, we were terminated as the property manager for these properties but did recognize management fee income for the majority of 2012.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. and its subsidiaries, including Landmark Apartment Trust Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2014 and 2013, together with our results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations, our financial statements and future prospects on a consolidated basis include, but are not limited to: the availability of financing and the attractiveness of its terms; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry generally and the apartment community sub-industry specifically; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; and changes in accounting principles generally accepted in the United States of America, or GAAP, or in policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
Landmark Apartment Trust, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through our operating partnership, Landmark Apartment Trust Holdings, LP. We are in the business of acquiring, holding and managing a diverse portfolio of quality properties with stable cash flows and growth potential primarily in the Sunbelt region. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT. On October 22, 2014, we changed our name from Landmark Apartment Trust of America, Inc. to Landmark Apartment Trust, Inc.
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
On August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties from Elco Landmark Residential Holdings, LLC, or ELRH, and DeBartolo Development LLC and their respective affiliates, which included 21 properties and one parcel of undeveloped land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in our operating partnership, or OP Units, cash and assumed mortgage indebtedness. As of December 31, 2014, we had completed the acquisition of all 22 properties.
On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain a secured credit facility in the aggregate maximum principal amount of $130 million, or the Secured Credit Facility, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit Agreement, we increased the original principal amount under the Secured Credit Facility by an additional $50 million, therefore, the maximum principal amount was $180 million as of December 31, 2014. We used the proceeds from the Secured Credit Facility for general corporate purposes, including refinancing existing debt on certain properties. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness tot total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default including failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As of December 31, 2014, we had $159.2 million outstanding under the Secured Credit Facility with $20.8 million available to be drawn on the incremental facility and 13 of our properties were pledged as collateral.
On March 14, 2013, we completed the acquisition of certain assets constituting the management operations of Elco Landmark Residential Management, LLC, an affiliate of ELRH, and certain of its affiliates, or, collectively, the ELRM Parties, and acquired the management operations of the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund. We refer to this acquisition as the ELRM Transaction. The aggregate consideration that the ELRM Parties received in connection with the acquisition of the property management operation was $21.7 million and consisted of OP units with an aggregate value of $11.1 million, common shares with a value of $5 million and a $5.6 million remaining note payable balance. All potential earnout opportunities available to the ELRM parties or otherwise pursuant to the ELRM Transaction were satisfied as of December 31, 2014.
On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, a new series of our preferred stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly. As of December 31, 2014, we had issued a total of 20,976,300 shares of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $209.8 million. We used the proceeds from the sale of the Series D Preferred Stock to redeem all issued and outstanding shares of our Series A Cumulative Non-Convertible Redeemable Preferred Stock, or our Series A Preferred Stock, and our Series B Cumulative Non-Convertible Redeemable Preferred Stock, or our Series B Preferred Stock, and to acquire and reposition additional properties. On January 23, 2015, we redeemed 390,048 shares of the Series D Preferred Stock using proceeds from the sale of an apartment community during 2014. Subsequent to the redemption, 20,586,252 shares of the Series D Preferred Stock remained outstanding.
Pursuant to the terms of the asset purchase and contribution agreement relating to the ELRM Transaction, as amended, on December 20, 2013, we purchased an equity interest in 500,000 Class A Units in Timbercreek U.S. Multi-Residential (U.S.) Holding, L.P., a Delaware limited partnership, or Timbercreek Holding, for aggregate consideration of $5 million paid by issuing 613,497 shares of our common stock and, as a result, held an indirect 8.1% equity interest in the Timbercreek Fund as of December 31, 2014.

On July 1, 2013, we entered into a series of definitive agreements pursuant to which we acquired from ELRH and certain of its affiliates a portfolio of seven properties, containing a total of 1,982 units, in exchange for aggregate consideration valued at approximately $122.8 million. In addition, we issued to 2335887 Limited Partnership, an affiliate of OP Trust, 1,840,491 shares of our common stock for $15 million in cash and to MB Equity Holdings, Inc., an unaffiliated British Virgin Islands corporation, 214,724 shares of our common stock for $1.8 million in cash.
On December 31, 2013, we entered into an agreement, or the Omnibus Agreement, with ELRH, Elco Ltd., an Israeli public corporation, or EH, and Elco North America Inc., a Delaware corporation, or ENA. EH is the parent company of ENA. The principal purposes of the Omnibus Agreement and the transactions contemplated thereunder were to: (i) enable us to acquire an interest in a total of 26 separate properties from ELRH and certain of its affiliates and joint venture partners (all of the properties have been acquired as of the second quarter of 2014, including two properties that we account for under the equity method); and (ii) enable a restructuring transaction of ENA.
On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, a new series of our preferred stock. Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly. As of December 31, 2014, we had issued a total of 7,400,000 shares of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $74 million. The proceeds from the sale of the Series E Preferred Stock have been used primarily to acquire and reposition additional properties. On January 23, 2015, we redeemed 137,600 shares of the Series E Preferred Stock using proceeds from the sale of an apartment community during 2014.

Subsequent to the redemption, 7,262,400 shares of our Series E Preferred Stock remained outstanding. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that, as of December 31, 2014, would have included a premium of $3.8 million. Such prepayment premium expires on September 7, 2015.
As of December 31, 2014, we consolidated 77 apartment communities, including six apartment communities held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 23,978 apartment units, which had an aggregate gross carrying value of $1.9 billion. We refer to these apartment communities as our consolidated properties, all of which we manage.
We also manage 26 apartment communities, in two of which we own a direct minority interest (held through unconsolidated joint ventures), and eight of which are owned by the Timbercreek Fund, in which we own an indirect minority interest through Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these ten apartment communities as our managed equity investment properties which have an aggregate of 3,446 apartment units at December 31, 2014. The remaining 16 apartment communities, which have a total of 5,560 apartment units are owned by one or more third parties, including certain entities affiliated with ELRH, and we refer to these as our managed third party properties. We are in the process of transitioning the property management for 11 of these 16 managed third party properties. The completion of this transition is subject to lender approval.
All of our managed properties are managed by LATPM, LLC, or our property manager.
See Note 3, Real Estate Investments — Real Estate Acquisitions, Note 11, Equity — Common Stock, Note 12, Non-Controlling Interest — Redeemable Non-Controlling Interests in Operating Partnership, Note 14, Business Combinations — 2014 Property Acquisitions, and Note 18, Subsequent Events, for additional information.
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
The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of resident relationships based on management’s evaluation of the specific characteristics of each resident’s lease and our overall relationship with that respective resident. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases. The amounts allocated to the value of resident relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases.
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
In the ELRM Transaction, we acquired certain assets used in the property management business of ELRM and certain of its affiliates on March 14, 2013, including the in-place workforce, which created approximately $6.8 million of goodwill. During the year ended December 31, 2013, we recorded an increase to goodwill of $2.9 million as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired. During the year ended December 31, 2014, we recorded a decrease to goodwill of $481,000, which represents a correction of the original purchase price allocation due to an immaterial error.
Our annual impairment test date was December 31, 2014. For the year ended December 31, 2014, we recorded $4.6 million of impairment to goodwill, which was primarily due to our planned reduction of our third party property management business. Pursuant to such planned reduction, in the first quarter of 2015, we received notices of termination for property management contracts for 11 of our 16 managed third party properties. Based on the reduction of future economic benefits related to such contracts, we determined that we had an impairment to goodwill. Utilizing the discounted cash flow method of the income approach, we established a value to measure the impairment to goodwill which is a Level 3 fair value measurement. No impairment was recorded for the year ended December 31, 2013. As of December 31, 2014 and 2013, we had goodwill of $4.6 million and $9.7 million, respectively, included in our accompanying consolidated balance sheets.

Identified intangible assets, net, as of December 31, 2014, consists of in-place lease intangibles from property acquisitions; trade name and trademark intangibles and property management contract intangibles from the ELRM Transaction in the first quarter of 2013. December 31, 2013 included a disposition fee right intangible resulting from the acquisition of the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and property management contracts are amortized on a basis consistent with estimated cash flows from these intangible assets. Both are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Trade name and trademarks have an indefinite life and are not amortized. Disposition fee right intangibles are not amortized but are realized in the event that any of the leased properties are sold. During December 31, 2013, we purchased three of the four leased properties and wrote down $1.3 million of our disposition fee right intangible. During the year ended December 31, 2014, we acquired the fourth apartment community and waived the disposition fee from the sellers of the controlling interest. We wrote-off the remaining disposition fee right intangible of $284,000 during the first quarter of 2014. We did not have any disposition fee right intangible write downs during 2012.
For the year ended December 31, 2012, there was an impairment loss of $5.4 million resulting from the termination of property management contracts of our Property Manager for 33 properties owned by unaffiliated third parties with no future source of income related to such contracts, using a Level 3 fair value measurement. This event triggered an immediate and full impairment of the goodwill in the amount of $3.8 million and of resident relationship intangibles, net, and an expected termination fee intangible in the amount of $1.6 million.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2014, 2013 and 2012
For information regarding our acquisitions, see Note 3, Real Estate Investments and Note 14, Business Combinations, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
Rental Income
The amount of rental income and operating cash flows generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the then-existing market rental rates. Negative trends in one or more of these factors, as well as a negative trend in overall market rental rates, could adversely affect our rental income, results of operations and operating cash flows in future periods.
Management Fee Income
The amount of management fee income generated by our property manager depends on our ability to maintain and increase the property management contracts with the third parties and increase the property management fees if possible. If we purchase one of our managed properties from a third party, then management fee income would decrease but would be offset by any rental income received. The amount of management fee income generated by our property manager also depends on our third parties’ ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from available lease terminations at the then-existing market rental rates. Negative trends in one or more of these factors, as well as a negative trend in overall market rental rates, could adversely affect our management fee income in future periods. We are in the process of transferring the property management for 11 of 16 of our managed third party properties to affiliates of their owners. The completion of this transfer is subject to lender approval. This will result in a decrease of our management fee income.
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
Preferred Stock
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly.
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly.
Results of Continuing Operations
Comparison of the Years Ended December 31, 2014, 2013 and 2012
Our continuing operating results are primarily comprised of income derived from our portfolio of properties and, to a lesser degree, from our income derived by our property manager in connection with management services performed for properties owned by affiliated third parties.
Changes in our rental revenue and rental expenses were related to our operating properties and are primarily due to the increase in the total number of our consolidated properties owned and the performance of our same store properties and non-mature properties in the portfolio (as defined below). Rental revenue includes rental income and other property revenues, which consist primarily of utility re-billings as well as administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. As of December 31, 2014, we consolidated 77 properties, including six properties held through consolidated joint ventures. As of December 31, 2013, we consolidated a total of 67 properties, including one property held through a consolidated joint venture, and consolidated the operations of one additional property that we leased from unaffiliated third parties (we purchased this property in 2014). As of December 31, 2012, we consolidated a total of 31 properties and consolidated the operations of four additional properties that we leased from unaffiliated third parties (we purchased three of those properties in 2013 and one in 2014). See additional discussion in Property Lease Expense below. Also during 2014, we sold four properties, which were not classified as discontinued operations and during the year ended December 31, 2013, we sold two properties, which are included in income from discontinued operations in our consolidated statements of comprehensive operations.
Our recent operating strategy has been to purchase slightly older than typical properties with lower rental rates and renovate them, in an effort to give us the ability to begin to raise rates at a faster pace than the overall market. In addition, we also believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term. This strategy allows us to offer housing in our growth-oriented markets to more qualified renters within our markets. While these newly-acquired properties may be older than typical properties, they are well located and maintained and simply allow us to broaden our base of potential renters over a broader income demographic spectrum within our identified target markets.
The following table presents the average occupancy and the average monthly income per occupied unit for for our consolidated properties, for the month of December, in each respective year:

	Month ended December 31,
	2014	2013	2012
Average Occupancy %	93.4%	94.3%	94.6%
Average Revenue per Occupied Unit	$927	$863	$880

The following tables present the rental revenue and rental expenses, excluding discontinued operations, for the year ended December 31, 2014 as compared to 2013 and for the year ended December 31, 2013 as compared to 2012 (in thousands):

	Apartment Communities at	Year Ended December 31,		Change
	December 31, 2014	2014	2013	$	%
Rental revenues:
Same store properties	30	$96,294	$91,149	$5,145	5.6%
Non-mature properties	47	148,479	50,169	98,310	196.0%
Total rental revenues	77	$244,773	$141,318	$103,455	73.2%

Rental expenses:
Same store properties	30	$44,548	$42,177	$2,371	5.6%
Non-mature properties	47	68,686	21,484	47,202	219.7%
Total rental expenses	77	$113,234	$63,661	$49,573	77.9%

	Apartment Communities at	Year Ended December 31,		Change
	December 31, 2013	2013	2012	$	%
Rental revenues:
Same store properties	17	47,400	45,821	1,579	3.4%
Non-mature properties	51	93,918	10,531	83,387	791.8%
Total rental revenues	68	$141,318	$56,352	$84,966	150.8%

Rental expenses:
Same store properties	17	21,654	20,957	697	3.3%
Non-mature properties	51	42,007	4,778	37,229	779.2%
Total rental expenses	68	$63,661	$25,735	$37,926	147.4%

Same Store Properties
2014 -vs- 2013
Our same store properties represent our consolidated properties that were either acquired or leased and stabilized prior to January 1, 2013 and held on December 31, 2014. Same store property revenues increased by $5.1 million, or 5.6%, for the year ended December 31, 2014 as compared to 2013. The increase in rental revenues was driven by an increase in market rental rates and an increase in other ancillary income. Same store rental expenses increased by $2.4 million, or 5.6%, for the year ended December 31, 2014 as compared to 2013. Rental expenses as a percentage of rental revenue remained at 46.3% for each of the years ended December 31, 2014 and 2013.
2013 -vs- 2012
Our same store properties represent our consolidated properties that were either acquired or leased and stabilized prior to January 1, 2012 and held on December 31, 2013. Same store property revenues increased by $1.6 million, or 3.4%, for the year ended December 31, 2013 as compared to 2012. The slight increase in rental revenues was primarily driven by increased market rental rates. Same store rental expenses increased by $0.7 million, or 3.3%, for the year ended December 31, 2013 as compared to 2012. Rental expenses as a percentage of rental revenue were consistent at 45.7%, for the years ended December 31, 2013 and 2012, respectively.
Non-Mature Properties
2014 -vs- 2013
Our non-mature properties consist of our consolidated properties that do not meet the criteria to be included in same store properties, which includes our newly-acquired properties and our properties that were sold. Our non-mature property revenues increased by $98.3 million, or 196.0%, for the year ended December 31, 2014 as compared to 2013. Our non-mature property expenses increased by $47.2 million, or 219.7%, for the year ended December 31, 2014 as compared to 2013. Our year-over-year increases in rental revenues and rental expenses are primarily driven by the timing of the increase in the number of properties we acquired during those years. During the first half of the year ended December 31, 2014, we acquired the majority of the 14 properties and throughout the year ended December 31, 2013, we acquired 38 properties.
2013 -vs- 2012
Our non-mature properties consist of our consolidated properties that do not meet the criteria to be included in same store properties, which includes our newly-acquired properties. Our non-mature property revenues increased by $83.4 million, or 791.8%, for the year ended December 31, 2013 as compared to 2012. Our non-mature property expenses increased by $37.2 million, or 779.2%. Our year-over-year increase in rental revenues and rental expenses is primarily driven by the timing of the increase in the number of properties we acquired during those years. Throughout the year ended December 31, 2013, we acquired 38 properties and during the last half of the year ended December 31, 2012, we acquired 16 properties.
Management Fee Income
For the years ended December 31, 2014, 2013 and 2012, our management fee income was $4.1 million, $4.2 million and$2.6 million, respectively. We provide property management services for affiliated and non-affiliated third party property owners. The decrease in management fee income for the year ended December 31, 2014 compared to 2013 was due to our acquisition of properties that were formerly managed by us throughout 2014 and 2013. The increase in management fee income for the year ended December 31, 2013, compared to 2012, was due to the increase in third party properties managed throughout 2013 as a result of the ELRM Transaction and an increase in the average management fee charged. Due to our strategy to reduce our third party property management business, we expect our management fee income in future years to decrease. We are in the process of transitioning the property management for 11 of these 16 managed third party properties. The completion of this transition is subject to lender approval.
Reimbursed Income/Expense
For the years ended December 31, 2014, 2013 and 2012, reimbursed income and expense were $13.3 million, $11.5 million and $10.4 million, respectively. Our Property Manager served as a property manager for 26 and 33 properties owned by affiliated third parties as of December 31, 2014 and 2013. Our property manager served as a property manager for 33 properties owned by unaffiliated third parties during the year ended December 31, 2012. Reimbursed expense represents the salaries and benefits for the management of such properties and the property insurance of such properties reimbursed to us by the affiliated and unaffiliated third parties. The actual reimbursement is recorded as reimbursed income. As noted above, we are in the process of transitioning the property management for 11 of our managed third party properties which will result in a decrease in reimbursed income and reimbursed expense.
Property Lease Expense
For the years ended December 31, 2014, 2013 and 2012, property lease expense was $55,000, $2.7 million and $4.2 million, respectively. Our property lease expense was due to leased properties owned by unaffiliated third parties. We began paying monthly property lease expense in 2011 to these unaffiliated third parties for the use of four leased properties. During 2013, we acquired three of the leased properties, which resulted in a decrease of $1.5 million in property lease expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, leaving one leased multifamily apartment property at December 31, 2013. Property lease expense decreased by $2.6 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. On November 7, 2014, we acquired the remaining ownership interest in the fourth leased apartment community. As of such date, we owned 100% of the apartment community and will no longer incur property lease expense.

General, Administrative and Other Expense
For the years ended December 31, 2014, 2013 and 2012, general, administrative and other expense was $23.3 million, $19.4 million, and $13.3 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Year Ended December 31,
	2014	2013	2012
Recurring corporate expense	$6,943	$4,069	$2,651
Non-recurring corporate expense	6,989	6,774	6,263
Property management expense - consolidated properties	4,915	3,613	1,473
Property management expense - managed properties	4,456	4,977	2,957
Total general, administrative and other expense	$23,303	$19,433	$13,344
Property management expenses reflect the management services expense of our Property Manager for our owned, leased and third-party managed properties. Non-recurring general, administrative and other expenses reflect those expenses that we consider one-time or discretionary expenses. Recurring general, administrative and other expenses reflect those expenses that will continue on an on-going basis.
The increase in general, administrative and other expense of $3.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to increases in salaries and benefits expense and incentive compensation as a result of the growth of our company.
The increase in general, administrative and other expense of $6.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was mainly due to increases in salaries and benefits expense, professional and legal fees, and management support services. These increases were partially offset by decreases in incentive compensation and asset management fees.
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration
The change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration is due to our financial instruments which includes acquisition contingent consideration - ELRM Transaction, warrants, Series D Preferred Stock derivative, Series E Preferred Stock derivative, and acquisition contingent consideration - Andros Isle. For the years ended December 31, 2014, 2013 and 2012, we had decreases in the fair value of our financial instruments of $20.4 million, $3.6 million and $315,000, respectively.
For the year ended December 31, 2014 compared to the year ended December 31, 2013, we had decreases in the fair value of our financial instruments of $16.8 million, and for the year ended December 31, 2013, compared to the year ended December 31, 2012, we had decreases in the fair value of our financial instruments of $3.3 million, primarily due to the following: (i) the warrants originated on August 3, 2012 and February 27, 2013 and the acquisition contingent consideration - ELRM Transaction originated on March 13, 2013; (ii) the Series D Preferred Stock derivative originated on June 28, 2013 with changes in fair value beginning the third quarter of 2013; (iii) the Series E Preferred Stock derivative originated on January 7, 2014 with changes in fair value beginning the first quarter of 2014; (iv) the acquisition contingent consideration related to the Andros Isle acquisition on June 4, 2014 and (v) all of our financial instruments had significant changes due to the expected timing of triggering events such as the maturity of the financial instruments and a potential listing of shares of our common stock.
Acquisition-Related Expenses
For the years ended December 31, 2014, 2013 and 2012, we incurred acquisition-related expenses of $2.4 million, $13.7 million, and $19.9 million, respectively.
For the year ended December 31, 2014, we incurred acquisition-related expenses associated with the 14 properties (including five properties we purchased through consolidated joint venture arrangements) purchased during the period.

For the year ended December 31, 2013, we incurred acquisition-related expenses associated with the ELRM Transaction and the acquisition of 38 properties (including one property which we purchased through a consolidated joint venture arrangement) and one parcel of undeveloped land.
For the year ended December 31, 2012, we incurred acquisition-related expenses associated with the Recapitalization Transaction. In addition, we incurred acquisition-related expenses related to the purchase of 16 properties and one parcel of undeveloped land during such period.
Depreciation and Amortization
For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization was $92.7 million, $72.5 million, and $17.6 million, respectively.
For the year ended December 31, 2014, depreciation and amortization increased $20.2 million, as compared to the year ended December 31, 2013, primarily due to the acquisition of 14 properties (including five properties we purchased through consolidated joint venture arrangements). We also have invested $25.5 million to renovate and reposition 20 of our consolidated properties during the year ended December 31, 2014, causing an increase in depreciation related to these projects. The increase was partially offset by assets becoming fully depreciated and amortized during the year ended December 31, 2014.
For the year ended December 31, 2013, depreciation and amortization increased $54.9 million, as compared to the year ended December 31, 2012, primarily due to the acquisition of 38 properties (including one property that we purchased through a consolidated joint venture arrangement) during 2013. The increase was partially offset by assets becoming fully depreciated and amortized during 2013.
Restructuring and Impairment Loss
For the years ended December 31, 2014, 2013 and 2012, we recorded $8 million, $0, and $5.4 million, respectively, in restructuring and impairment charges. In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. In conjunction with this, our board of directors approved a shift in strategic direction of our company subsequent to the determination to enter into separation agreements with our three former executive officers. This shift is geared toward a focus on the long term equity capitalization of the company, an overall corporate expense reduction, and a reduction of our third party property management business. The plan is being accomplished via reassignment of internal operational duties, reduction in staff, elimination of a prior executive office and negotiations with various owners regarding cancellation of various management contracts, changes in personnel, and the elimination of a focus on certain financing activities that were determined to not be in the best long term interests of our shareholders.
During the year ended December 31, 2014, we recorded $8 million in charges directly attributable to these changes, including severance incurred in connection with the separation of three former executive officers and other employees of $1.5 million, a $1.4 million write off of costs related to an offering of debt securities which we decided not to pursue as a result of the change in leadership and $500,000 in legal fees relating to the investigation and such employee departures. Also included is a goodwill impairment of $4.6 million that was primarily due to the reduction of our third party property management business. Of the $8 million in restructuring and impairment charges that we expensed, $2 million remains in "accounts payable and accrued liabilities" in our consolidated balance sheets at December 31, 2014, which and will be paid in full by February 2016.
For the year ended December 31, 2013 there was no impairment loss. For the year ended December 31, 2012, we had impairment loss of $5.4 million, which resulted from the termination of our property management contracts for 33 properties owned by unaffiliated parties during the fourth quarter of 2012. This event triggered an immediate and full impairment of the goodwill of $3.8 million and of the resident relationship intangible and an expected termination fee intangible of $1.6 million. When we acquired the assets of our property manager in the fourth quarter of 2010, it included the acquisition of the then-existing property management contracts and the assumption of the client relationships from the seller along with a termination fee adjustment to be paid to us in the event a termination occurs.
Interest Expense, Net
For the years ended December 31, 2014, 2013 and 2012, interest expense, net was $63.1 million, $35.7 million, and $13.4 million, respectively.

The increase in interest expense, net of $27.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the following: (i) an increase in the borrowings under the Secured Credit Facility, the addition of the revolving line of credit and an increase in mortgage loan payables in connection with the acquisition of new properties; (ii) an increase in the amortization of deferred financing costs related to the increase in borrowings; and (iii) the accretion expense of the warrants, Series D Preferred Stock derivative and the Series E Preferred Stock derivative.
The increase in interest expense of $22.3 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the following: (i) borrowings under the Secured Credit Facility and an increase in mortgage loan payables in connection with the acquisition of new properties; and (ii) the accretion expense of the warrant liabilities and Series D Preferred Stock derivative.
Preferred Dividends Classified as Interest Expense
For the years ended December 31, 2014, 2013 and 2012, preferred dividends classified as interest expense was $42.4 million, $15.9 million and $2 million, respectively.
The increase in preferred dividends classified as interest expense of $26.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, and the increase of $13.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was due to the increase in preferred stock outstanding. We issued shares of our Series A Preferred Stock and Series B Preferred Stock on August 3, 2012, and, additional shares of our Series A Preferred Stock on February 27, 2013. We redeemed all of our outstanding shares of Series A Preferred Stock and Series B Preferred Stock on June 28, 2013. We issued shares of our Series D Preferred Stock between June 28, 2013 and December 31, 2013 and shares of our Series E Preferred Stock between January 7, 2014 and June 4, 2014.
Gain on Sale of Operating Properties
We sold four properties during 2014: Manchester Park on May 28, 2014, Bay Breeze Villas on June 30, 2014, Lofton Meadows on August 28, 2014, and Richmond on the Fairway on December 1, 2014. We recognized a gain on sale of operating properties of $10.2 million for the year ended December 31, 2014.
Disposition Right Income
On March 28, 2013, June 28, 2013 and October 10, 2013, we purchased three properties, which were owned by unaffiliated third parties and leased by subsidiaries of NNN/MR Holdings, a wholly owned subsidiary of our company. Pursuant to each master lease, or other operative agreement, between each master tenant subsidiary of NNN/MR Holdings and the respective third-party property owners, NNN/MR Holdings was entitled to a 5% disposition fee of the purchase price in the event that any of the leased properties were sold. We recognized disposition fee right intangibles at the time of our acquisition of NNN/MR Holdings in the aggregate amount of $1.3 million related to these three properties. Based on the aggregate purchase price we paid for these three properties of $61.1 million, the resulting disposition fee due to NNN/MR Holdings was $3.1 million and the consideration paid at acquisition was accordingly reduced by this amount. The excess of the disposition fee over the recorded disposition fee right intangible during the year ended December 31, 2013 was $1.8 million, and was recorded as disposition right income in our consolidated statements of comprehensive operations. We did not incur disposition right income during the year ended December 31, 2014 or the year ended December 31, 2012.
Loss from Unconsolidated Entities
During the years ended December 31, 2014 and 2013, we recognized a loss of $971,000 and $159,000, respectively, related to our non-controlling interest in two joint ventures which own two properties. For the year ended December 31, 2012, there were no losses from unconsolidated joint ventures because we did not acquire an ownership interest in the two joint ventures until the fourth quarter of 2013.
Loss on Debt and Preferred Stock Extinguishment
During the year ended December 31, 2013, we recognized a loss on debt and preferred stock extinguishment of $10.2 million. In connection with our redemption of the Series A Preferred Stock and the Series B Preferred Stock on June 28, 2013, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in yield maintenance prepayment penalty payments, a write off of $2.5 million in unamortized loan accretion and deferred financing costs, and $600,000 in redemption fees. We define yield maintenance prepayment penalty payments as the 24 month yield the Series A Preferred Stock and Series B Preferred Stock holders were entitled to, regardless of the date of prepayment within the first 24 month period following the closing. The minimum yield is calculated by taking the monthly dividend multiplied by 24, less any payments paid, plus certain other fees for early redemption. All amounts due were paid at the time of redemption and nothing further is owed. A portion of the proceeds received from borrowings under the Secured Credit Facility were used to refinance existing mortgage loan payables. Certain of the refinanced mortgage loan payables were subject to prepayment penalties and write off of unamortized deferred financing costs that totaled $684,000 during the year ended December 31, 2013. We did not incur loss on debt and preferred stock extinguishment for the years ended December 31, 2014 and 2012.
Income Tax (Expense)/Benefit
During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it was more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $3.5 million was recognized for the year ended December 31, 2013, which includes a reversal of the prior valuation allowance of $2.7 million. As of December 31, 2013, we recorded a net deferred tax liability of $435,000, which is classified in security deposits, prepaid rent and other liabilities in the consolidated balance sheets.
Due to the history of losses incurred by the property manager, it is expected that any future net deferred tax assets will be offset by a valuation allowance until such time, if ever, that the property manager becomes consistently profitable. In the quarter ended June 30, 2014, we determined that it more likely than not that the deferred tax assets will not be realized due to losses incurred by the Property Manager and recorded a valuation allowance on its deferred tax assets. Accordingly, an income tax expense of $163,000 was recognized for the year ended December 31, 2014, which included state income tax expense of $598,000.
Income from Discontinued Operations
For the years ended December 31, 2013, and 2012, we recognized income from discontinued operations of $10.6 million and $659,000, respectively. The increase in income from discontinued operations for 2013 from previous years was due to the net gain on the sale of two properties during the year.
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
We are dependent upon our income from operations and other sources of funding, as noted above, to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and OP unit holders. We estimate that we will require approximately $44.6 million to pay interest and $301.8 million to pay principal on our outstanding indebtedness, including the maturing Secured Credit Facility (see discussion below on extension of the Secured Credit Facility), and unsecured indebtedness in the next 12 months, based on rates in effect as of December 31, 2014.
We are required by the terms of the applicable mortgage loan documents and the Secured Credit Facility and the revolving line of credit to comply with various covenants, including certain financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. See “– Financing” below. During 2014, we received a waiver from the lenders under the Secured Credit Facility, including for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As amended, the Secured Credit Facility includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than (i) 1.05:1.00.

Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants, including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations covenant which requires the company to achieve funds from operations of at least $1.00 in each fiscal year.
We were in compliance with all other ratios during 2014. We expect to remain in compliance with all covenants for the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity and capital resources and/or our ability to continue making dividend payments to our stockholders and OP unit holders.
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
As of December 31, 2014, we had issued an aggregate of 20,976,300 in shares of Series D Preferred Stock to iStar and BREDS for an aggregate of $209.8 million. The proceeds from the sale of Series D Preferred Stock were used to redeem the previously-issued shares of Series A and Series B Preferred Stock and to acquire and reposition additional properties. On January 23, 2015, we redeemed 390,048 shares of the Series D Preferred Stock using proceeds from the sale of an apartment community during 2014. Subsequent to the redemption, 20,586,252 shares of the Series D Preferred Stock remained outstanding. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive operations. For the year ended December 31, 2014 and 2013, we incurred preferred dividends classified as interest expense of $32 million and $13.1 million, respectively, related to Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly resulting in an increase to our interest expense incurred and paid. Also, pursuant to the protective provisions of the agreements designating the Series D Preferred Stock, or the Series D Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock agreements, we are required to use any proceeds from the sale of our properties or loan refinancings to redeem a portion of the Series D Preferred Stock.
As of December 31, 2014, we had $159.2 million outstanding under the Secured Credit Facility which is in the aggregate maximum principal amount of $180 million and, therefore, has $20.8 million available to be drawn on the incremental facility with 13 of our properties pledged as collateral. As of December 31, 2013, we had $145.2 million outstanding under the Secured Credit Facility and, on January 15, 2014, we exercised our option to increase the aggregate borrowings available under the Secured Credit Facility from $145.2 million to $165.9 million by drawing down the amount of $20.7 million to fund the acquisition of one apartment community. On May 28, 2014, we sold an apartment community and paid down $4.4 million on the Secured Credit Facility. During the year ended December 31, 2014, we paid principal of $2.3 million on the Secured Credit Facility. As of December 31, 2014, our annual interest rate was 2.92% on principal outstanding of $159.2 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 2.75%.
On January 7, 2014, we sold 6,800,000 shares of our Series E Preferred Stock to iStar and BREDS for an aggregate of $68 million. On June 4, 2014, we sold 600,000 additional shares of Series E Preferred Stock to iStar and BREDS for an aggregate of $6 million. We used funds from such sales to acquire and reposition additional properties. On January 23, 2015, we redeemed 137,600 shares of the Series E Preferred Stock using proceeds from the sale of an apartment community during 2014. Subsequent to the redemption, 7,262,400 shares of our Series E Preferred Stock remained outstanding. In the event of a public listing of our common stock prior to June 28, 2016, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that as of December 31, 2014 would have included a premium of $3.8 million. Such prepayment premium expires on September 7, 2015. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our consolidated statements of comprehensive operations. For the year ended December 31, 2014, we incurred preferred dividends classified as interest expense of $10.4 million related to our Series E Preferred Stock. Beginning the 21st month after the original issuance date, or October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly which will result in an increase to our interest expense incurred and paid. Also, pursuant to the protective provisions of the agreements designating the Series E Preferred Stock, or the Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series E Preferred Stock agreements, we are required to use any proceeds from the sale of our properties or loan refinancings to redeem a portion of the Series E Preferred Stock.
On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10 million to be used for working capital and general corporate uses. We have pledged $1.5 million in cash and equity interests in certain of our subsidiaries as collateral. As of December 31, 2014, we had $3.9 million outstanding under the line of credit with $6.1 million available to be drawn. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of December 31, 2014, our annual interest rate was 3.16%.
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
As of December 31, 2014, we estimated that our expenditures for capital improvements will require approximately $6.6 million, within the next 12 months. As of December 31, 2014, we had $8.2 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or third party capital. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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
Cash Flows
Operating Activities
Cash flows provided by/(used in) operating activities for the years ended December 31, 2014, 2013 and 2012 were $21.6 million, $6.7 million, and $(9.8) million, respectively.
For the year ended December 31, 2014, cash flows provided by operating activities primarily related to the operations of our 77 consolidated properties during of such period and the decrease in acquisition-related expenses.
For the year ended December 31, 2013, cash flows provided by operating activities primarily related to the operations of our 67 consolidated properties during of such period and the decrease in acquisition-related expenses.
For the year ended December 31, 2012, cash flows used in operating activities primarily related to the payment of acquisition-related expenses of $19.9 million associated with the Recapitalization Transaction and the purchase 16 properties and one parcel of undeveloped land. This was partially offset by cash flow provided by operating activities from the operations of our consolidated properties for such period.
Investing Activities

Cash flows used in investing activities for the years ended December 31, 2014, 2013 and 2012 were $102.7 million, $352.5 million, and $66.6 million, respectively.
For the year ended December 31, 2014, cash flows used in investing activities related to the acquisition of properties of $130.9 million and capital expenditures of $24.2 million. This was offset by proceeds from the sale of operating properties of $43.3 million, the change in deposits on real estate acquisitions of $2.5 million, and the change in restricted cash for capital replacement reserves of $6.3 million.
For the year ended December 31, 2013, cash flows used in investing activities related to the acquisition of our properties of $368.5 million, capital expenditures of $16 million, purchase deposits on pending real estate acquisitions of $2 million, and the change in restricted cash for capital replacement reserves of $14.4 million. This was offset by proceeds from the sale of two properties of $48.5 million.
For the year ended December 31, 2012, cash flows used in investing activities related primarily to the acquisition of our properties of $62.1 million, capital expenditures of $2.7 million, purchase deposits on pending real estate acquisitions of $529,000, and the change in restricted cash for capital replacement reserves of $1.5 million, offset by cash received from property management termination fees paid to our Property Manager of $173,000.
Financing Activities
Cash flows provided by financing activities for the years ended December 31, 2014, 2013 and 2012 were $85.8 million, $347.7 million, and $77.8 million, respectively.
For the year ended December 31, 2014, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $74 million, proceeds from the issuance of mortgage loan payables of $49.8 million, net proceeds on the Secured Credit Facility of $18.4 million, and net proceeds on the line of credit of $3.9 million. This was offset primarily by the $36.9 million of payments on our mortgage loan payables, payments for deferred financing costs of $3.4 million, and distributions paid to our common stockholders, OP unit holders and non-controlling interest partners in the aggregate amount of $19.7 million.
For the year ended December 31, 2013, cash flows provided by financing activities related primarily to the proceeds from the issuance of common stock of $16.8 million, the issuance of $10 million in Series A Preferred Stock and $209.8 million in Series D Preferred Stock, borrowings on mortgage loan payables of $140.8 million and borrowings on the Secured Credit Facility of $145.2 million. This was offset by redemptions of the Series A Preferred Stock and Series B Preferred Stock in the amounts of $50 million and $10 million, respectively, $79.1 million of payments on our mortgage loan payables, payments for yield maintenance prepayment penalties and deferred financing costs of $22.8 million, and distributions to our common stockholders and OP unit holders and non-controlling interest partners in the aggregate amount of $12.3 million.
For the year ended December 31, 2012, cash flows provided in financing activities related primarily to borrowings on our mortgage loan payables of $45.7 million and issuance of our Series A Preferred Stock and Series B Preferred Stock in the aggregate amount of $50 million, partially offset by payments on our unsecured note payable of $7.8 million, deferred financing costs of $4.1 million, the payment of mortgage loan payables of $2 million, and distributions to our common stockholders and OP unit holders in the aggregate amount of $4.6 million.
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

Our board of directors approved the distribution rate to be an amount equal to a 3.00% annualized rate based upon a purchase price of $10.00 per share, and a 3.68% annualized rate, based upon our most recent estimated value of our shares of $8.15 per share. Our board of directors authorizes distributions based on month-end record dates, which we pay monthly in arrears. Our distribution rate, if any, and payment frequency may vary from time to time. We have reduced our distribution rate in the past and may fail to pay distributions at the anticipated level, or at all, in the future.
For the year ended December 31, 2014, we paid aggregate distributions of $7.6 million ($5.6 million in cash and $2 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $21.6 million. For the year ended December 31, 2013, we paid aggregate distributions of $6.7 million ($4.9 million in cash and $1.8 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $6.7 million. For the year ended December 31, 2012, we paid aggregate distributions of $6.1 million ($4.1 million in cash and $2 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows used in operating activities of $9.8 million. From our inception through December 31, 2014, we paid cumulative distributions of approximately $60.1 million ($37.8 million in cash and $22.3 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $37.4 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.
OP Units
The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the year ended December 31, 2014, we paid aggregate distributions of $12.1 million ($11.8 million in cash and $244,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. For the year ended December 31, 2013, we paid aggregate distributions of $7.6 million ($7.3 million in cash and $300,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. For the year ended December 31, 2012, we paid aggregate distributions of $451,000, in cash, to holders of OP units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. OP unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of OP units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.
LTIP Units
The LTIP Units rank pari passu with the OP units as to the payment of distributions. For the years ended December 31, 2014, 2013 and 2012, we paid aggregate distributions of $233,000, $195,000 and $37,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.
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
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the Series D Current Dividend increased from 8.75% to 11% per annum compounded monthly. For the year ended December 31, 2014 and 2013 , we paid $18.6 million and $10.2 million, respectively, to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of December 31, 2014 and 2013, were approximately $16.3 million and $2.9 million, respectively.
We did not pay or accrue any distributions to holders of our Series D Preferred Stock for the year ended December 31, 2012, as there were no shares of Series D Preferred Stock outstanding during 2012. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. Beginning the 21st month after the original issuance date, or October 1, 2015, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. For the year ended December 31, 2014, we paid $7.8 million in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of December 31, 2014 were approximately $2.6 million.
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
Sources of Distributions
For the years ended December 31, 2014, 2013 and 2012, we paid aggregate common stock distributions of $7.6 million, $6.7 million, and $6.1 million, respectively, which were paid 100% from cash flows for such period. For the years ended December 31, 2014, 2013 and 2012, our funds from operations, or FFO was $15.8 million, $(9) million, and $(21.5) million, respectively, while our adjusted funds from operations, or AFFO, was $52.1 million, $25.1 million and $10.9 million, respectively. Therefore, our management believes our current common stock distribution policy is sustainable at this time. From our inception through December 31, 2014, we paid cumulative common stock distributions of $60.1 million. We paid $34.5 million of our cumulative aggregate common stock distributions, or 57.4%, from cash flows, and $25.6 million, or 42.6%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable. For a further discussion of FFO and AFFO, including a reconciliation of FFO and AFFO to net loss, see Funds from Operations and Adjusted Funds from Operations below.
If common stock distributions made to our stockholders are in excess of our current and accumulated earning and profits, such distributions would be considered a return of capital to our stockholders for federal income tax purposes. Our distributions paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. The income tax treatment for distributions per share of common stock reportable for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014		2013		2012
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	0.30	100	0.30	100	0.30	100
	$0.30	100%	$0.30	100%	$0.30	100%
For a further discussion of our distributions, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.”
Financing
Management reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of December 31, 2014, our aggregate borrowings, excluding the Series D Preferred Stock and Series E Preferred Stock, were 61.9% of the combined fair market value of all of our real estate and real estate-related investments.

Our Secured Credit Facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio and a minimum fixed charge coverage ratio, financial reporting requirements, limitations on liens, incurrence of debt, investments, mergers and asset dispositions, affirmative and negative covenants including covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the Secured Credit Facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Secured Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Secured Credit Facility being terminated and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. During 2014, we received a waiver from the lenders under the Secured Credit Facility, including for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As amended, the Secured Credit Facility includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than (i) 1.05:1.00.
Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants, including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations covenant which requires the company to achieve funds from operations of at least $1.00 in each fiscal year. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of December 31, 2014, we had $3.9 million outstanding under the line of credit with an annual interest rate of 3.16%. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn.
Mortgage loan payables, net were $1.02 billion ($1.01 billion, excluding premium) as of December 31, 2014. As of December 31, 2014, we had 54 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.76% to 6.58% per annum and a weighted average effective interest rate of 4.53% per annum.
On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of ELRH, in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing to Holdings II 613,497 shares of restricted common stock. Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to Holdings II unsecured promissory notes in the aggregate principal amount of $616,000. We issued an additional unsecured note for $500,000 to Legacy Galleria, LLC. As of December 31, 2014, the outstanding principal amount under the unsecured notes payable to affiliates was $6.1 million.
For a discussion of our mortgage loan payables, net, or our unsecured notes payable to affiliates and the Secured Credit Facility, see Note 7, Debt, to our accompanying consolidated financial statements, that are a part of this Annual Report on Form 10-K.
Commitments and Contingencies
The company and certain of its affiliates are named defendants in a complaint filed on August 12, 2014 in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, our Former Advisor and Mr. Olander, our chief executing officer, chief financial officer, chief accounting officer and president, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers. On October 6, 2014, the company, our operating partnership and Mr. Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. On January 5, 2015, before the motion to quash could be heard, the plaintiffs filed a fourth amended complaint that added Mr. Remppies, our chief operating officer and our chief administrative officer, as a defendant.  On February 6, 2015, the company, our operating partnership, our Former Advisor and Messrs. Olander and Remppies filed a motion to quash service of the fourth amended complaint for lack of personal jurisdiction.  The company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously.
In addition to the foregoing, we are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. We believe that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Our general, administrative and other expenses on the consolidated statements of comprehensive operations for the year ended December 31, 2012 reflect professional fees of $2.1 million related to litigation in connection with the termination of our proposed purchase of several properties, which the court ruled in our favor and is no longer outstanding. In total, we incurred $3.4 million in fees related to the litigation.
On December 20, 2013, the company entered into a support payment agreement with Elco Landmark Residential Holdings II LLC, or ELRH II, an entity affiliated with Mr. Salkind, a member of our board, and Mr. Lubeck, our former executive chairman.  The agreement provides a price support mechanism with respect to the aggregate 1,226,994 shares of common stock the company issued to ELRH II in connection with (i) the acquisition of the Class A Units in Timbercreek Holding and (ii) the pay down of $5 million of the $10 million note payable to ELRH II arising from the ELRM Transaction.  Upon the completion of a public offering and upon the Company’s capital stock listing on the New York Stock Exchange or The Nasdaq Stock Market, or the IPO, the shares will no longer be subject to transfer restrictions and forfeiture provisions. If the shares are no longer restricted due to the occurrence of an IPO, ELRH II is obligated, for a period of ten business days, to use commercially reasonable efforts to sell the shares at a price above $8.15 per share. Otherwise, ELRH II may request that the company either (i) issue additional shares of common stock of the company in the amount that is equal to the difference between $8.15 per share and the actual gross selling price received by ELRH II upon the sale of the shares or (ii) repurchase the shares for $8.15 per share in cash. In the event an IPO does not take place before March 14, 2018, the company is obligated to repurchase the shares for $8.15 per share in cash.
We incurred certain contingent consideration obligations in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets, our operating partnership agreed to issue up to $10 million in restricted OP units to ELRH. Additionally, ELRH and certain of its affiliates had the opportunity to earn additional consideration in the form of restricted OP units and promissory notes through a contingent consideration arrangement, which is based on two events: (i) projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates and (ii) funds raised at certain target dates to acquire properties in the Timbercreek Fund. As of December 31, 2014, all of our potential earnout obligations in connection with the ELRM Parties or otherwise pursuant to the ELRM Transaction have been satisfied.
On August 3, 2012, we and our operating partnership entered the Recapitalization Transaction to acquire the Contributed Properties. In connection with the Recapitalization Transaction, our operating partnership entered into a definitive agreement for the acquisition of a property, known as Andros Isles, in exchange for aggregate consideration value of approximately $45 million and acquisition contingent consideration not to exceed $4 million. On June 4, 2014, we completed the acquisition of the property. The acquisition contingent consideration is based on a calculation of future net operating income (which includes the payment of principal and interest on the mortgage loan payable as defined in the definitive agreements) over the four-year period subsequent to the acquisition, with a total payout not to exceed $4 million.
For a further discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements, that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. We estimate that we will require approximately $44.6 million to pay interest and $301.8 million to pay principal on our outstanding mortgages, including the maturing Secured Credit Facility, and unsecured indebtedness in the next 12 months, based on rates in effect as of December 31, 2014. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. As of December 31, 2014, we had 66 mortgage loan payables outstanding in the aggregate principal amount of $1.02 billion ($1.01 billion, excluding premium). As of December 31, 2014, we had $6.1 million outstanding under our unsecured notes payable to affiliates, $159.2 million outstanding under our Secured Credit Facility and $3.9 million outstanding under our line of credit.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including financial covenants, such as minimum net worth and liquidity amounts, and financial reporting requirements. During 2014, we received a waiver from the lenders under the Secured Credit Facility, including for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As amended, the Secured Credit Facility includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than (i) 1.05:1.00.
Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants, including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations covenant which requires the company to achieve funds from operations of at least $1.00 in each fiscal year.
We were in compliance with all other ratios during 2014. We expect to remain in compliance with all covenants for the next 12 months.
As of December 31, 2014, the weighted average effective interest rate on our outstanding mortgage debt was 4.53% per annum, our unsecured notes payable to affiliates had a weighted average interest rate of 3.06% per annum, the line of credit had an interest rate of 3.16%, while the Secured Credit Facility had an interest rate of 2.92% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our line of credit; and (ii) interest payments on our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our line of credit, as of December 31, 2014 (in thousands).

	Payments Due by Period
	Less than 1 Year (2015)	1-3 Years (2016-2017)	3-5 Years (2018-2019)	More than 5 Years (After 2020)	Total
Principal payments — fixed rate debt	$73,152	$289,773	$195,348	$202,918	$761,191
Interest payments — fixed rate debt	38,164	55,369	27,000	43,504	164,037
Principal payments — variable rate debt	228,663	65,593	4,942	122,313	421,511
Interest payments — variable rate debt (based on rates in effect as of December 31, 2014)	6,450	7,427	6,066	6,534	26,477
Total	$346,429	$418,162	$233,356	$375,269	$1,373,216
Off-Balance Sheet Arrangements

As of December 31, 2014, we had investments in unconsolidated entities accounted for under the equity method. For information regarding our equity method investments, see Note 5, Investments in Unconsolidated Entities, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Inflation
Our residents’ leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, we have the opportunity to raise rental rates at least annually to offset such rising costs though we cannot make assurances that we will be able to and not experience a decrease in occupancy.
Funds from Operations and Adjusted Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the years ended December 31, 2014, and 2013, we also chose to exclude from the calculation of FFO a taxable (benefit)/expense of $(163,000) and $3.5 million, respectively, from our Taxable REIT Subsidiary, or TRS, which is our Property Manager.
We also use Adjusted FFO, or AFFO, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. AFFO, as defined by our company, represents FFO excluding certain non-cash or non-routine items such as acquisition-related expenses, litigation related expenses, incentive compensation - LTIP units, impairment losses, fair value changes, disposition right income, loss on debt and preferred stock extinguishments, expenses for preferred stock, amortization of net debt premium and amortization of below/above market leases. We exclude acquisition-related expenses, incentive compensation - LTIP units, impairment losses, fair value changes, disposition right income, loss on debt and preferred stock extinguishment, amortization of net debt premium and amortization of below/above market leases because these are non-cash items that we believe do not present an accurate depiction of our funds from operations. In addition, we believe that excluding the litigation related expenses outside of our ordinary routine litigation is appropriate because such litigation arose in connection with the termination pursuant to which we would acquire several apartment properties but did not. See Note 9, Commitments and Contingencies, for further discussion of our litigation. Finally, we exclude expenses related to our preferred stock due to its classification as debt on our consolidated balance sheets. Other REITs classify preferred stock and its related expenses as equity and, therefore, exclude it from their FFO calculation. In order to be comparable with other REITs, we adjust our preferred stock expenses in AFFO.
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
Our calculation of FFO and AFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(25,299)	$(32,606)	$(34,860)
Add:
Redeemable non-controlling interest	(40,454)	(35,285)	(6,735)
Non-controlling interest	(985)	(1,021)	—
Depreciation and amortization, including discontinued operations	92,670	73,518	20,056
Net gain on the sale of depreciable property	(10,249)	(10,034)	—
Income tax expense/(benefit) of TRS	163	(3,532)	—
FFO	$15,846	$(8,960)	$(21,539)
Add:
Acquisition-related expenses	$2,366	$13,736	$19,894
Litigation related expenses	—	214	2,132
Incentive compensation — LTIP units	975	1,322	2,984
Restructuring and impairment loss	7,996	—	5,397
Fair value changes including interest rate caps and swap	(20,239)	(3,797)	(260)
Disposition right income	—	(1,757)	—
Loss on debt and preferred stock extinguishment	—	10,220	—
Expenses for preferred stock	50,627	19,692	3,035
Amortization of net debt premium	(3,446)	(2,536)	(290)
Amortization of below market leases	(1,987)	(3,062)	(410)
AFFO(1)	$52,138	$25,072	$10,943
Weighted average common shares and OP units outstanding — basic	65,072,996	46,215,789	24,155,156
Weighted average common shares, OP units and common stock equivalents outstanding — diluted	66,745,170	47,862,171	24,300,117
Net loss per common share attributable to common stockholders	$(1.00)	$(1.44)	$(1.72)
FFO per common share and OP units — basic	$0.24	$(0.19)	$(0.89)
FFO per common share, OP units, and common stock equivalents — diluted	$0.24	$(0.19)	$(0.89)
AFFO per common share and OP units — basic(1)	$0.80	$0.54	$0.45
AFFO per common share, OP units, and common stock equivalents — diluted(1)	$0.78	$0.52	$0.45

(1)
The increase in AFFO and AFFO per common share — basic and diluted during the years ended December 31, 2014, 2013, and 2012 is attributable primarily to our acquisition of additional properties during the respective periods.

The following table is our reconciliation of FFO and AFFO share information to weighted average common shares outstanding, basic and diluted, reflected on the consolidated statements of comprehensive operations for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average number of common shares and OP units outstanding — basic	65,072,996	46,215,789	24,155,156
Weighted average number of OP units outstanding	(39,749,742)	(23,526,216)	(3,911,026)
Weighted average number of common shares outstanding — basic per the consolidated statements of comprehensive operations	25,323,254	22,689,573	20,244,130
Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	66,745,170	47,862,171	24,300,117
Weighted average number of OP units outstanding	(39,749,742)	(23,526,216)	(3,911,026)
Weighted average number of LTIP Units	(592,322)	(400,005)	(144,961)
Weighted average number of unvested restricted common shares	(129,879)	(6,682)	—
Weighted average number of unvested OP units	(949,973)	(1,034,861)	—
Weighted average number of unvested LTIP Units	—	(204,834)	—
Weighted average number of common shares outstanding — diluted per the consolidated statements of comprehensive operations	25,323,254	22,689,573	20,244,130
Net Operating Income
Our net income results are primarily from net operating income, or NOI, generated from the operations of our apartment communities. NOI is a non-GAAP financial measure that we define as rental income and other property revenues less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions and vacancy loss. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. We believe that NOI is useful for investors as it provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(66,738)	$(68,912)	$(41,595)
Property lease expense	55	2,678	4,208
General, administrative and other expense	23,303	19,433	13,344
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(20,380)	(3,642)	(315)
Acquisition-related expense	2,366	13,736	19,894
Depreciation and amortization, including discontinued operations	92,670	73,518	20,056
Restructuring and impairment charges	7,996	—	5,397
Interest expense, net, including preferred dividends and discontinued operations	105,492	52,536	17,519
Loss on debt and preferred stock extinguishment	—	10,220	—
Loss from unconsolidated joint ventures	971	159	—
Management fee income	(4,110)	(4,167)	(2,645)
Income tax expense/(benefit), including discontinued operations	163	(3,532)	—
Disposition right income	—	(1,757)	—
Net gain on the sale of depreciable properties	(10,249)	(10,034)	—
Net operating income	$131,539	$80,236	$35,863
Material Related Party Arrangements
For a discussion of material related party arrangements, see Note 10, Related Party Transactions, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
On January 23, 2015, the company used $5.9 million of sale proceeds, from the sale of Richmond on Fairway property during 2014, and redeemed 390,048 shares of the Series D Preferred Stock and 137,600 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS. Subsequent to the redemption, 20,586,252 and 7,262,400 shares of the Series D Preferred Stock and Series E Preferred Stock, respectively, were outstanding. See Note 4, Real Estate Disposition Activities, for a discussion of sale of apartment communities and Note 8, Preferred Stock and Warrants to Purchase Common Stock, for a discussion of our preferred shares.
The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014.
Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants, including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn.
As of February 9, 2015, Mr. Lubeck had notified the company on behalf of the applicable property owners, that the owner would be terminating the property management agreements for 11 of the managed properties as soon as possible, subject to lender approval.  The property manager is currently transitioning property management duties accordingly and anticipates that such termination will be effective in the second quarter of 2015.

On March 5, 2015, we sold Avondale by the Lakes, a property consisting of 304 units in St. Petersburg, Florida, for $20.2 million. The net proceeds of $6 million will be used to pay down a portion of our Series D Preferred Stock and Series E Preferred stock in the first quarter of 2015.
In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. On December 11, 2014, the company entered into a separation agreement with Mr. James Miller, our company’s former chief operating officer and chief accounting officer. Our board and Mr. Joseph Lubeck, our company's former executive chairman, and Ms. Elizabeth Truong, our company’s former chief investment officer, decided to separate in late 2014 with financial terms in accordance with their existing employment agreements. On January 22, 2015, the company finalized other non-financial terms of the separation agreements with Mr. Lubeck and Ms. Truong. Our audit committee’s investigation is now complete, and there was no resulting impact on our company’s financial statements. In connection with their departure, we accrued all severance to be paid directly to, or on their behalf, in the consolidated balance sheets as of December 31, 2014, and in restructuring and impairment charges in the consolidated statements of comprehensive operations for the year ended December 31, 2014. See Note 16, Restructuring and Impairment Charges for additional information related to the departure of these employees.
For a discussion of subsequent events, see Note 18, Subsequent Events, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2014 and 2013. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
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
The table below presents, as of December 31, 2014, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates).

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$73,152	$182,284	$107,489	$117,215	$78,133	$202,918	$761,191	$806,519
Weighted average effective interest rate on maturing debt	5.32%	5.81%	5.32%	5.06%	5.03%	4.71%	5.20%	—
Variable rate debt — principal payments	$228,663	$63,245	$2,348	$2,399	$2,543	$122,313	$421,511	$424,695
Weighted average effective interest rate on maturing debt (based on rates in effect as of December 31, 2014)	2.98%	2.17%	2.55%	2.55%	2.52%	2.39%	2.68%	—

Mortgage loan payables, net were $1.02 billion ($1.01 billion, excluding premium) as of December 31, 2014. As of December 31, 2014, we had 54 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.76% to 6.58% per annum and a weighted average effective interest rate of 4.53% per annum. As of December 31, 2014, we had $763.8 million ($755.6 million, excluding premium) of fixed rate debt, or 74.8% of mortgage loan payables, net at a weighted average interest rate of 5.22% per annum and $257.9 million of variable rate debt, or 25.2% of mortgage loan payables, net at a weighted average effective interest rate of 2.52% per annum.
As of December 31, 2014, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $6.1 million, with a weighted average interest rate of 3.06% per annum. The maturity date for $5.6 million of our unsecured notes payable to affiliates is on the earliest of the fifth anniversary from the applicable initial date of issuance or the date of our company’s public offering of common stock on a national securities exchange. The maturity date for our $500,000 in unsecured notes payable to affiliates is August 3, 2015.
As of December 31, 2014, we had $159.2 million outstanding under the Secured Credit Facility, with an effective interest rate of 2.92% per annum and a maturity of March 7, 2015. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders of the Secured Credit Facility entered into an amendment to extend the maturity date to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things, (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio and (iii) waive existing events of default, including failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. Certain mortgage loans payable, net were refinanced with the Secured Credit Facility and were subject to prepayment penalties and write off of unamortized deferred financing costs that resulted in charges to earnings of $684,000, which were recorded in loss on debt and preferred debt extinguishment in the consolidated statements of comprehensive operations during the year ended December 31, 2013.
Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things, (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of December 31, 2014, we had $3.9 million outstanding under our revolving line of credit with $6.1 million available to be drawn. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of December 31, 2014, our annual interest rate was 3.16%.
An increase in the variable interest rate on our 12 variable interest rate mortgage loans, revolving line of credit and our Secured Credit Facility constitutes a market risk. As of December 31, 2014, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $2.1 million, or 1.99%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures, as of December 31, 2014, were effective.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
(c) Changes in Internal Control over Financial Reporting. We are continuously seeking to improve the efficiency and effectiveness of our operations and our internal controls. This results in modifications to our processes throughout the company. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 11.     Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Landmark Apartment Trust, Inc.
We have audited the accompanying consolidated balance sheets of Landmark Apartment Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive operations, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Apartment Trust, Inc. at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
/s/ Ernst & Young, LLP
Richmond, Virginia
March 24, 2015

LANDMARK APARTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In thousands, except for share data)

	December 31,
	2014	2013
ASSETS
Real estate investments:
Operating properties, net	$1,727,505	$1,410,513
Cash and cash equivalents	8,999	4,349
Accounts receivable	5,390	1,085
Other receivables due from affiliates	1,627	2,544
Restricted cash	28,734	29,690
Goodwill	4,579	9,679
Real estate and escrow deposits	—	2,536
Investments in unconsolidated entities	8,962	11,156
Identified intangible assets, net	16,464	35,849
Other assets, net	18,089	19,289
Total assets	$1,820,349	$1,526,690
LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$1,021,683	$838,434
Secured credit facility	159,176	145,200
Line of credit	3,902	—
Unsecured notes payable to affiliates	6,116	5,784
Series D cumulative non-convertible redeemable preferred stock with derivative	202,380	209,294
Series E cumulative non-convertible redeemable preferred stock with derivative	71,578	—
Accounts payable and accrued liabilities	55,386	31,488
Other payables due to affiliates	117	915
Acquisition contingent consideration	2,900	4,030
Security deposits, prepaid rent and other liabilities	7,993	6,954
Total liabilities	1,531,231	1,242,099
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 25,628,526 and 25,182,988 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	254	252
Additional paid-in capital	227,205	224,340
Accumulated other comprehensive loss	(340)	(178)
Accumulated deficit	(198,384)	(165,216)
Total stockholders’ equity	28,735	59,198
Redeemable non-controlling interests in operating partnership	233,652	221,497
Non-controlling interest partner	26,731	3,896
Total equity	289,118	284,591
Total liabilities and equity	$1,820,349	$1,526,690
The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except for share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$212,093	$125,399	$49,822
Other property revenues	32,680	15,919	6,530
Management fee income	4,110	4,167	2,645
Reimbursed income	13,325	11,504	10,407
Total revenues	262,208	156,989	69,404
Expenses:
Rental expenses	113,234	63,661	25,735
Property lease expense	55	2,678	4,208
Reimbursed expense	13,325	11,504	10,407
General, administrative and other expense	23,303	19,433	13,344
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(20,380)	(3,642)	(315)
Acquisition-related expenses	2,366	13,736	19,894
Depreciation and amortization	92,670	72,491	17,596
Restructuring and impairment charges	7,996	—	5,397
Total expenses	232,569	179,861	96,266
Other income/(expense):
Interest expense, net	(63,122)	(35,651)	(13,369)
Preferred dividends classified as interest expense	(42,370)	(15,854)	(2,023)
Gain on sale of operating properties	10,249	—	—
Disposition right income	—	1,757	—
Loss from unconsolidated entities	(971)	(159)	—
Loss on debt and preferred stock extinguishment	—	(10,220)	—
Loss from continuing operations before income tax	(66,575)	(82,999)	(42,254)
Income tax (expense)/benefit	(163)	3,532	—
Loss from continuing operations	(66,738)	(79,467)	(42,254)
Income from discontinued operations	—	10,555	659
Net loss	(66,738)	(68,912)	(41,595)
Less: Net loss attributable to redeemable non-controlling interest in operating partnership	40,454	35,285	6,735
Net loss attributable to non-controlling interest partners	985	1,021	—
Net loss attributable to common stockholders	$(25,299)	$(32,606)	$(34,860)
Other comprehensive loss:
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	288	174	50
Change in cash flow hedges attributable to non-controlling interest partners	375	—	—
Change in cash flow hedges	(825)	(40)	(310)
Comprehensive loss attributable to common stockholders	$(25,461)	$(32,472)	$(35,120)
Earnings per weighted average common share — basic and diluted:
Loss per common share from continuing operations	$(1.00)	$(1.66)	$(1.75)
Income per common share from discontinued operations	—	0.22	0.03
Net loss per common share attributable to common stockholders — basic and diluted	$(1.00)	$(1.44)	$(1.72)

Weighted average number of common shares outstanding — basic and diluted	25,323,254	22,689,573	20,244,130
Weighted average number of common units held by non-controlling interests — basic and diluted	39,749,742	23,526,216	3,911,026
The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except for share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Non- Controlling Interest	Total Equity
	Number of Shares	Amount
BALANCE — December 31, 2011	19,935,953	$199	$177,516	$—	$(84,592)	$93,123	$—	$—	$93,123
Unrealized loss on cash flow hedges	—	—	—	(260)	—	(260)	(50)	—	(310)
Issuance of common stock	482,655	5	3,929	—	—	3,934	—	—	3,934
Issuance of vested and nonvested restricted common stock	4,000	—	8	—	—	8	—	—	8
Offering costs	—	—	(7)	—	—	(7)	—	—	(7)
Issuance of common stock to our former advisor	13,992	—	126	—	—	126	—	—	126
Amortization of nonvested restricted common stock compensation	—	—	42	—	—	42	—	—	42
Issuance of common stock under the DRIP	219,046	3	1,948	—	—	1,951	—	—	1,951
Issuance of LTIP units	—	—	2,984	—	—	2,984	—	—	2,984
Distributions	—	—	—	—	(6,120)	(6,120)	(1,385)	—	(7,505)
Issuance of OP units for acquisition of properties	—	—	—	—	—	—	152,309	—	152,309
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(6,735)	—	(6,735)
Net loss attributable to common stockholders	—	—	—	—	(34,860)	(34,860)	—	—	(34,860)
BALANCE - December 31, 2012	20,655,646	$207	$186,546	$(260)	$(125,572)	$60,921	$144,139	$—	$205,060
Change in cash flow hedges	—	—	—	82	—	82	(122)	—	(40)
Capital contribution from non-controlling interest partner	—	—	—	—	—	—	—	5,000	5,000
Issuance of common stock	4,294,026	43	34,953	—	—	34,996	—	—	34,996
Issuance of vested and nonvested restricted common stock	5,000	—	8	—	—	8	—	—	8
Offering costs	—	—	(367)	—	—	(367)	—	—	(367)
Issuance of LTIP units	—	—	800	—	—	800	—	—	800
Amortization of nonvested restricted common stock and LTIP unit compensation	—	—	542	—	—	542	—	—	542
Issuance of common stock under the DRIP	228,316	2	1,858	—	—	1,860	—	—	1,860
Distributions	—	—	—	—	(7,038)	(7,038)	(7,551)	(83)	(14,672)
Issuance of OP units including the reinvestment of distributions	—	—	—	—	—	—	120,316	—	120,316
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(35,285)	—	(35,285)
Net loss attributable to non-controlling interest partner	—	—	—	—	—	—	—	(1,021)	(1,021)
Net loss attributable to common stockholders	—	—	—	—	(32,606)	(32,606)	—	—	(32,606)
BALANCE - December 31, 2013	25,182,988	$252	$224,340	$(178)	$(165,216)	$59,198	$221,497	$3,896	$284,591
Change in cash flow hedges	—	—	—	(162)	—	(162)	(288)	(375)	(825)
Capital contribution from non-controlling interest partner	—	—	—	—	—	—	—	26,655	26,655
Issuance of vested and nonvested restricted common stock	200,038	—	68	—	—	68	—	—	68
Forfeiture of nonvested restricted common stock	(800)	—	—	—	—	—	—	—	—
Offering costs	—	—	(14)	—	—	(14)	—	—	(14)
Issuance of LTIP units	—	—	801	—	—	801	—	—	801
Amortization of nonvested restricted common stock and LTIP unit compensation	—	—	474	—	—	474	—	—	474
Issuance of common stock under the DRIP	246,300	2	2,002	—	—	2,004	—	—	2,004
Distributions	—	—	—	—	(7,869)	(7,869)	(12,268)	(2,276)	(22,413)
Issuance of OP units including the reinvestment of distributions	—	—	—	—	—	—	65,646	—	65,646
Cancellation of OP units	—	—	—	—	—	—	(481)	—	(481)
Acquisition of non-controlling interest	—	—	(466)	—	—	(466)	—	(184)	(650)
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(40,454)	—	(40,454)
Net loss attributable to non-controlling interest partners	—	—	—	—	—	—	—	(985)	(985)
Net loss attributable to common stockholders	—	—	—	—	(25,299)	(25,299)	—	—	(25,299)
BALANCE - December 31, 2014	25,628,526	$254	$227,205	$(340)	$(198,384)	$28,735	$233,652	$26,731	$289,118

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,738)	$(68,912)	$(41,595)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization (including deferred financing costs, debt discount and discontinued operations)	96,029	74,685	20,501
Gain on sale of operating properties	(10,249)	(10,034)	—
Disposition right income	—	(1,757)	—
Loss on debt and preferred stock extinguishment	—	10,220	—
Deferred income tax benefit	(435)	(3,532)	—
Accretion expense related to preferred stock	6,364	2,566	655
Changes in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(20,380)	(3,642)	(315)
Equity based compensation, net of forfeitures	1,343	1,350	3,160
Issuance of redeemable non-controlling interest in operating partnership for services rendered in the acquisition of communities	—	6,693	—
Issuance of common stock for services rendered for the Recapitalization Transaction	—	—	1,834
Bad debt expense	2,640	1,323	373
Restructuring and impairment charges	6,622	—	5,397
Loss from unconsolidated entities	971	159	—
Unconsolidated entity distributions	—	49	—
Changes in operating assets and liabilities:
Increase in operating assets	(13,095)	(9,157)	(2,295)
Increase in operating liabilities	18,484	6,731	2,469
Net cash provided by/(used in) operating activities	21,556	6,742	(9,816)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties, net	(130,870)	(368,455)	(62,074)
Acquisition of non-controlling interest	(650)	—	—
Proceeds from the sale of operating properties, net	43,342	48,480	—
Cash received from property management termination fees	—	—	173
Acquisition of unconsolidated entities	—	(216)	—
Capital expenditures	(24,191)	(15,969)	(2,671)
Return of investment from unconsolidated entities	847	—	—
Change in deposits on real estate acquisitions	2,536	(2,007)	(529)
Change in restricted cash — capital replacement reserves	6,255	(14,370)	(1,479)
Net cash used in investing activities	(102,731)	(352,537)	(66,580)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	49,834	140,759	45,722
Payments on mortgage loan payables	(36,942)	(79,110)	(1,982)
Net proceeds on line of credit	3,902	—	—
Borrowings on unsecured note payable	—	—	500
Payments on unsecured note payable	—	—	(7,750)
Net proceeds on secured credit facility	18,420	145,200	—
Proceeds from the issuance of common stock	—	16,752	—
Proceeds from the issuance of redeemable preferred stock	74,000	219,763	50,000
Redemption of preferred stock	—	(60,000)	—
Payment of yield maintenance prepayment penalties and deferred financing costs	(3,423)	(22,790)	(4,128)
Payment of offering costs	(14)	(367)	(7)
Distributions paid to common stockholders	(5,619)	(4,878)	(4,152)
Distributions paid to holders of LTIP Units	(233)	(195)	—
Distributions to non-controlling interest partner	(2,276)	(83)	—
Distributions paid to redeemable non-controlling interests in operating partnership	(11,824)	(7,354)	(451)
Net cash provided by financing activities	85,825	347,697	77,752
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,650	1,902	1,356
CASH AND CASH EQUIVALENTS — Beginning of period	4,349	2,447	1,091
CASH AND CASH EQUIVALENTS — End of period	$8,999	$4,349	$2,447
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and secured credit facility	$52,681	$30,915	$15,069
Interest on preferred stock	$26,379	$14,643	$281
State income taxes	$598	$242	$327
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$354	$—	$—
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties, net	$181,118	$321,438	$192,712
Secured credit facility repayment at time of disposition of property	$4,444	$—	$—
Release of mortgage loan payable on the sale of properties	$7,314	$21,612	$—
Unsecured notes payable to affiliate related to the ELRM Transaction	$332	5,284	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$65,402	$107,184	$152,309
Cancellation of redeemable non-controlling interest in operating partnership related to the ELRM transaction	$481	$—	$—
Issuance of common stock to pay down unsecured note payable to affiliate	$—	$5,000	$—
Issuance of redeemable non-controlling interest in operating partnership for the investment in unconsolidated entities	$—	$6,147	$—
Issuance of common stock for the acquisition of properties	$—	$8,244	$2,100
Issuance of common stock related to the purchase of 500,000 Class A units in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P.	$—	$5,000	$—
Issuance of common stock under the DRIP	$2,004	$1,860	$1,951
Issuance of redeemable non-controlling interests in operating partnership due to reinvestment of distribution	$244	$300	$—
Fair value of non-controlling interest partner's interest in acquired properties	$26,655	$5,000	$—
Distributions declared but not paid on common stock	$641	$630	$516
Distributions declared but not paid on LTIP units	$—	$—	$9
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$1,036	$836	$934
Change in other comprehensive operations	$(825)	$40	$310
The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The use of the words “the company,” “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. and its subsidiaries, including Landmark Apartment Trust Holdings, LP, except where the context otherwise requires.

1.	Organization and Description of Business
Landmark Apartment Trust, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through Landmark Apartment Trust Holdings, LP, or our operating partnership. We are in the business of acquiring, holding and managing a diverse portfolio of quality properties with stable cash flows and growth potential in the Sunbelt region, which comprises the South and certain Southwest regions of the United States. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to meet the requirements for qualification and taxation as a REIT.
Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock. On February 24, 2011, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan, or the DRIP, to be effective as of March 11, 2011. The DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95 million. Distributions subject to the DRIP are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors. Effective as of August 3, 2012, our board of directors determined that the fair value of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value.
As disclosed previously, on August 3, 2012, we and our operating partnership entered into definitive agreements (the agreements and the transactions thereunder collectively referred to as the Recapitalization Transaction) to acquire a total of 22 properties, which included 21 multifamily properties and one parcel of undeveloped land, or the Contributed Properties, containing an aggregate of 6,079 units. The aggregate consideration for the Contributed Properties consisted generally of common units of limited partnership interests in the operating partnership, cash and assumed mortgage indebtedness. As of December 31, 2014, we had completed the acquisition of all 22 Contributed Properties.
As of December 31, 2014, we consolidated 77 properties, including six properties held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 23,978 apartment units, which had an aggregate gross carrying value of $1.9 billion. We refer to these properties as our consolidated owned properties, all of which we manage.
As of December 31, 2014, we also managed 26 properties, in two of which we own a direct minority interest (held through unconsolidated joint ventures), and eight of which are owned by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, or Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these ten communities as our managed equity investment properties which have an aggregate of 3,446 apartment units at December 31, 2014. The remaining 16 properties which have an aggregate of 5,560 apartment units are owned by one or more third parties, including certain entities affiliated with Elco Landmark Residential Holdings, LLC’s, or ELRH, and we refer to these as our managed third party properties.
All of our consolidated and managed properties are managed by LATPM, LLC, or our property manager.

See Note 3, Real Estate Investments — Real Estate Acquisitions, Note 11, Equity — Common Stock, Note 12, Non-Controlling Interest — Redeemable Non-Controlling Interests in Operating Partnership, and Note 14, Business Combinations — 2014 Property Acquisitions, for additional information.

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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
Certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of preferred dividends from interest expense, net, to preferred dividends classified as interest expense and the breakout of the change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration from general, administrative and other expense.
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, as well as the wholly-owned and controlled subsidiaries of our operating partnership. We operate in an umbrella partnership REIT structure in which, generally, wholly-owned subsidiaries of our operating partnership own all of our properties we acquire, except those in which we have a joint venture partner. We are the sole general partner of our operating partnership, and as of December 31, 2014 and 2013 we owned approximately 37.8% and 42.4%, respectively, of the general partnership interest in our operating partnership, and the limited partners owned approximately 62.2% and 57.6%, respectively, of the operating partnership interest. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (subject to applicable restrictive covenants in our charter and loan agreements in favor of our preferred equity holders and lenders), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash
Restricted cash is comprised of security deposits, impound reserve accounts for property taxes, insurance and capital improvements and replacements.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605, and ASC Topic 840, Leases. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
We lease multifamily residential apartments under operating leases and substantially all of our apartment leases are for a term of one year or less. Rental income and other property revenues are recorded when due from residents and is recognized monthly as it is earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of utility rebillings and administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. Early lease termination amounts are recognized when received and realized. Expense reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Considerations, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.
Management fees are recognized when earned in accordance with each management contract. We receive fees for property management and related services provided to third parties. These fees are recognized in management fee income on

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

the consolidated statements of comprehensive operations. Management fees are based on a percentage of revenues for the month as defined in the related property management agreements. We also pay certain payroll and related costs related to the operations of third party properties that we manage. Under terms of the related management agreements, these costs are reimbursed by the third party property owners and recognized by us as revenue as they are characterized by GAAP as “out of pocket” expenses incurred in the performance of a service. A portion of our management fee income and reimbursed income is received from affiliates of the Timbercreek Fund and Elco Landmark Residential Management, LLC, or ELRM, which are affiliated entities.
Properties Held for Sale and Discontinued Operations
Prior to the adoption of FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, the results of operations for those properties sold during the year or classified as held for sale at the end of the current year are classified as discontinued operations in the prior periods. See Recently Issued Accounting Pronouncements below for further discussion of our adoption of ASU 2014-08. Further, to meet the discontinued operations criteria, we will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is classified as held for sale, depreciation is no longer recorded. However, if we determine that the property no longer meets the criteria for held for sale, we will recapture any unrecorded depreciation on the property. The assets and liabilities, if any, of properties classified as held for sale are presented separately on the consolidated balance sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
During the year ended December 31, 2013, we disposed of two properties that were classified as discontinued operations. We did not dispose of any properties during the year ended December 31, 2012. As of December 31, 2014 and 2013, we did not have any properties classified as held for sale. For additional information on property disposals, see Note 4, Real Estate Disposition Activities.
Purchase Price Allocation
Real Estate Investments
In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities at their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. The fair market value for furniture, fixtures and equipment on the premises is based on a cost approach.
The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1)the contractual amounts to be paid pursuant to the lease over its remaining term and (2) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values, if any, would be included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and would be amortized to rental income over the remaining non-cancelable lease term plus below market renewal options, if such renewal options are reasonably assured and deemed bargain renewal options, of the acquired leases with each property.
The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of resident relationships based on management’s evaluation of the specific characteristics of each resident’s lease and our overall relationship with that respective resident. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases. The amounts allocated to the value of resident relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The value allocable to above or below market assumed debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt are included in mortgage loan payables, net in our accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.
These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Management Company
The assets and liabilities of businesses acquired are recorded at their respective fair values as of the acquisition date. We obtained third-party valuations of material intangible assets acquired, including resident relationships, which were based on management’s inputs and assumptions relating primarily to the expected cash flows. The fair values of the intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Costs in excess of the net fair values of assets and liabilities acquired are recorded as goodwill. Finite-lived intangible assets are amortized using a method of amortization consistent with our expected future cash flows in the period in which those assets are expected to be received. We do not amortize indefinite lived intangibles and goodwill.
We through our property manager, acquired the property management business of ELRM and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our consolidated statements of comprehensive operations for the period subsequent to the acquisition date through December 31, 2014. See Note 14, Business Combinations – ELRM Transaction, for more detailed information.
Goodwill and Identified Intangible Assets, Net
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired business, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. Through the ELRM Transaction, as noted above, we acquired a property management business including the in-place workforce, which created approximately $6.8 million of goodwill. During the year ended December 31, 2013, we recorded an increase to goodwill of $2.9 million as a measurement period adjustment as we obtained the necessary information to quantify the value of intangible assets acquired. During the year ended December 31, 2014, we recorded a decrease to goodwill of $481,000, which represents a correction of the original purchase price allocation due to an immaterial error.
Our annual impairment test date is December 31. For the year ended December 31, 2014, we recorded $4.6 million of impairment to goodwill which was primarily due to our planned reduction of our third party property management business. In the first quarter of 2015, we received notices of termination for property management contracts for 11 of our 16 managed third party properties. Based on the reduction of future economic benefits related to such contracts, we determined that we had an impairment to goodwill. Utilizing the discounted cash flow method of the income approach, we established a value to measure the impairment to goodwill which is a Level 3 fair value measurement. No impairment was recorded for the year ended December 31, 2013. As of December 31, 2014 and 2013, we had goodwill of $4.6 million and $9.7 million, respectively, included in our accompanying consolidated balance sheets. For additional information regarding goodwill, see Note 14, Business Combinations, Note 16, Restructuring and Impairment Charges, and Note 18, Subsequent Events.
Identified intangible assets, net, consists of in-place lease intangibles from property acquisitions; trade name and trademark intangibles and property management contract intangibles from the ELRM Transaction in the first quarter of 2013; and a disposition fee right intangible resulting from the acquisition of the remaining 50% ownership interest in NNN/Mission Residential Holdings, LLC, or NNN/MR Holdings, in the second quarter of 2011. In-place lease intangibles are amortized on a straight-line basis over their respective estimated useful lives and property management contracts are amortized on a basis consistent with estimated cash flows from these intangible assets. Both are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Trade name and trademarks have an indefinite life and are not amortized. Disposition fee right intangibles are not amortized but are realized in the event that any of the leased properties are sold. During the year ended December 31, 2013, we purchased three of the four properties and wrote down $1.3 million of our disposition fee right intangible. During the year ended December 31, 2014, we acquired the

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

fourth property and waived the disposition fee from the sellers of the controlling interest of $284,000. We did not have any disposition fee right intangible write downs during 2012.
For the year ended December 31, 2012, there was an impairment loss of $5.4 million resulting from the termination of property management contracts of our property manager for 33 properties owned by unaffiliated third parties with no future source of income related to such contacts, using a Level 3 fair value measurement. This event triggered an immediate and full impairment of the goodwill in the amount of $3.8 million and of resident relationship intangibles, net, and an expected termination fee intangible in the amount of $1.6 million.
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
An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. For the years ended December 31, 2014, 2013 and 2012, we recorded no impairment losses to operating properties.
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
In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
Level 1: Quoted prices for identical instruments in active markets.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3: Significant inputs to the valuation model are unobservable.
Other Assets, Net

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Other assets, net consist primarily of deferred financing costs, prepaid expenses and deposits. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan, using the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of comprehensive operations.
Derivative Financial Instruments
We utilize derivative financial instruments to manage interest rate risk and generally designate these financial instruments as cash flow hedges. Derivative financial instruments are recorded on our consolidated balance sheets as either an asset or liability and measured quarterly at their fair value. Derivatives that are not designated by us to be a hedge have the change in fair value recorded in interest expense in our accompanying consolidated statements of comprehensive operations. Derivatives that are designated by us to be a hedge have the changes in fair value that are deemed effective reflected in accumulated other comprehensive income or loss. The ineffective component of cash flow hedges, if any, is recorded in earnings.
Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the consolidated statements of equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Advertising Costs
All advertising costs are expensed as incurred and reported as rental expenses in our accompanying consolidated statements of comprehensive operations. During the years ended December 31, 2014, 2013 and 2012, total advertising expense was $3.4 million, $1.7 million and $678,000, respectively.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our 2006 Award Plan and 2012 Award Plan. See Note 11, Equity — 2006 Incentive Award Plan and 2012 Other Equity-Based Award Plan, for a further discussion of grants under our 2006 Award Plan and the 2012 Award Plan.
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
The property acquisitions which were acquired, in part, in exchange for limited partnership units in our operating partnership, or OP units, are intended to be treated, in whole or in part, for federal income tax purposes as tax-deferred contributions.
For certain multifamily properties that we have acquired through the issuance of OP units, we have entered into tax protection agreements which are intended to protect the contributing investors against receiving the special allocation of taxable “built-in” gain described above upon a future disposition by the operating partnership of the properties. Under the Code, taxable gain recognized upon a sale of an asset contributed to a partnership must be allocated to the contributing partner in a manner that takes into account the variation between the tax basis and the fair market value of the asset at the time of the contribution
We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries which elect to be treated as taxable REIT subsidiaries, or TRSs. TRSs are subject to both federal and state income taxes. The tax years 2010-2013 remain open to examination by the major taxing jurisdictions to which we are subject. We recognize tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.
Income taxes are provided for under the liability approach and consider differences between the tax and GAAP bases. The tax effects of these differences are reflected on the balance sheet as deferred tax assets and deferred tax liabilities and measured using the effective tax rate expected to be in effect when the temporary differences reverse. ASC Topic 740, Income Taxes, or

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

ASC Topic 740, also requires that deferred tax assets are offset by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. During 2014, we evaluated the ability to realize our deferred tax assets, and due to our cumulative loss position, we believe it is more likely than not that our deferred tax assets will not be realized. As such, we recorded a valuation allowance to fully offset our net deferred tax assets.
We follow ASC Topic 740 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. Management has evaluated our income tax positions and concluded that we have no uncertain income tax positions at December 31, 2014 and 2013. We are not currently under audit by any tax jurisdiction.
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
We continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. If we believe that the decline in fair value is temporary, no impairment is recorded. If we determine that the decrease in the value of the investment is other than temporary, the amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our consolidated financial statements. We have had no decreases in the value of our equity method investments for the years ended December 31, 2014 and 2013. We did not have equity method investments for the year ended December 31, 2012.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in and managing properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, residents and products and services, our properties both owned and leased have been aggregated into one reportable segment for the years ended December 31, 2014, 2013 and 2012. The operations of our property manager, excluding reimbursed costs, are not material to our consolidated statements of comprehensive operations and therefore, have been aggregated with our properties both owned and leased.
Recently Issued Accounting Pronouncements
In April 2014, FASB issued ASU 2014-08 which incorporates a requirement that a disposition represent a strategic shift in an entity’s operations into the definition of a discontinued operation. In accordance with ASU 2014-08, a discontinued operation represents (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (i) a separate major line of business, (ii) a separate major geographic area of operations, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The standard is not applied to components of an entity that were sold or classified as held for sale prior to the adoption of the standard.
We have elected to adopt this standard early, effective January 1, 2014, which primarily has the impact of reflecting gains and losses on the sale of operating properties prospectively within continuing operations, and results in not classifying the operations of such operating properties as discontinued operations in all periods presented. During the year ended December 31, 2014, we sold four properties which were subject to the early adoption of ASU 2014-08 and, therefore, the gain on such sales are reported as a gain on sale of operating properties within continuing operations. During the year ended December 31, 2013,

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

we sold two of our properties which were not subject to the early adoption of ASU 2014-08 and, therefore, the gain on such sales and results of operations prior to such sales are reported as discontinued operations for the year ended December 31, 2013 in our consolidated statements of comprehensive operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. We are currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 will have on our financial position and results of operations.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We are currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures.

3.	Real Estate Investments
Our investments in our consolidated owned properties, net consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Land	$278,885	$221,595
Land improvements	137,646	118,652
Building and improvements(1)	1,420,815	1,129,619
Furniture, fixtures and equipment	38,457	30,567
	1,875,803	1,500,433
Less: accumulated depreciation	(148,298)	(89,920)
	$1,727,505	$1,410,513

(1)
Includes $2.5 million and $10.4 million of direct construction costs for our repositioning activities in progress as of December 31, 2014 and 2013, respectively. We anticipate that the repositioning activities related to these properties will be completed during the first quarter of 2015.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $61.1 million, $35.1 million, and $13.7 million, respectively.

Real Estate Acquisitions
During the year ended December 31, 2014, we completed the acquisition of 14 consolidated properties, as set forth below (in thousands, except unit data):

Property Description	Date Acquired	Number of Units	Total Purchase Price per Purchase Agreement	Percentage Ownership
Landmark at Chesterfield — Pineville, NC(1)	January 7, 2014	250	$19,451	61.2%
Landmark at Coventry Pointe — Lawrenceville, GA(1)	January 7, 2014	250	27,826	61.2%
Landmark at Grand Oasis — Suwanee, GA(1)	January 7, 2014	434	48,290	61.2%

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Landmark at Rosewood — Dallas, TX(1)	January 7, 2014	232	12,902	61.2%
Lake Village East — Garland, TX	January 9, 2014	329	18,547	100%
Lake Village North — Garland, TX	January 9, 2014	848	59,147	100%
Lake Village West — Garland, TX	January 9, 2014	294	19,221	100%
Landmark at Laurel Heights — Mesquite, TX	January 9, 2014	286	20,709	100%
Landmark at Bella Vista — Duluth, GA	January 15, 2014	564	31,277	100%
Landmark at Maple Glen — Orange Park, FL(1)	January 15, 2014	358	32,246	51.1%
Landmark at Pine Court — Columbia, SC	January 23, 2014	316	20,300	100%
Landmark at Spring Creek — Garland, TX(2)	February 6, 2014 & November 6, 2014	236	10,723	100%
Landmark at Andros Isles — Daytona Beach, FL	June 4, 2014	360	47,700	100%
Landmark at West Place — Orlando, FL	September 4, 2014	342	38,500	100%
Total acquired properties		5,099	$406,839

(1)	We consolidate entities for which we own less than 100% but we hold the controlling financial interest or have management control.

(2)	On February 6, 2014, we acquired a 92.6% interest in Landmark of Spring Creek and on November 6, 2014, we acquired the remaining ownership interest of this property.

4.	Real Estate Disposition Activities
During the year ended December 31, 2014, we sold four properties with an aggregate of 715 apartment units for a combined purchase price of $55.1 million. We received cash proceeds of $26 million, net of outstanding mortgage notes payable of $29.1 million (including $17.4 million of mortgage debt paid directly to lenders, $7.3 million of mortgage debt assumed by the buyer and $4.4 million paid down on the Secured Credit Facility), secured by the properties and other closing costs and adjustments of $2.5 million. As of the date of disposal, the properties had a net carrying value of $42.4 million. Our gain on the sale of the properties was $10.2 million. During the year ended December 31, 2013 , we sold two properties with an aggregate of 700 apartment units for a combined purchase price of $71.7 million. We received cash proceeds of $24.5 million, net of outstanding mortgage notes payable of $45.6 million secured by the properties and other closing costs and adjustments of $1.5 million. As of the date of disposal the properties had a net carrying value of $60.2 million. These property dispositions were either smaller assets with less operating efficiencies or were not in our key markets.
The operations for any real estate assets sold during the year ended December 31, 2013, have been presented as income from discontinued operations in the accompanying consolidated statements of comprehensive operations. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation. We had no real estate dispositions for the year ended December 31, 2012.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	Year ended December 31,
	2013	2012
Rental income	$3,604	$7,374
Other property revenues	584	991
Total revenues	4,188	8,365
Rental expenses	(1,583)	(3,119)
Interest expense, net	(1,057)	(2,127)
Depreciation and amortization expense	(1,027)	(2,460)
Total expenses	(3,667)	(7,706)
Income before net gain on the sale of property	521	659
Net gain on the sale of property	10,034	—
Income from discontinued operations	10,555	659
Less: Net income from discontinued operations attributable to redeemable non-controlling interests in operating partnership	5,486	107
Income from discontinued operations attributable to common stockholders	$5,069	$552

5.	Investments in Unconsolidated Entities
As of December 31, 2014 and 2013, we held non-controlling interests in the following investments which are accounted for under the equity method (in thousands, except unit data):

Investment Description	Date Acquired	Number of Units	Total Investment at December 31, 2014	Total Investment at December 31, 2013	Percentage Ownership at December 31, 2014
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$955	$1,158	20%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	3,460	4,998	20%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	4,547	5,000	8.1%
Total investments			$8,962	$11,156

On November 18, 2013, we acquired an equity interest in the Landmark at Waverly Place property from affiliates of ELRH. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Waverly Place, LLC, the entity that owns the Landmark of Waverly Place property. The difference between the carrying value and underlying equity in the net assets at December 31, 2014 and 2013 was $463,000 and $645,000, respectively.
On December 6, 2013, we acquired an equity interest in the Fountains property from affiliates of ELRH. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Garden Square, LLC, the entity that owns The Fountains property. The difference between the carrying value and underlying equity in the net assets at December 31, 2014 and 2013 was $839,000 and $2 million, respectively.
On December 20, 2013, in conjunction with the ELRM Transaction, we purchased 500,000 Class A Units in Timbercreek Holding from Elco Landmark Residential Holdings II, LLC, an affiliate, for consideration in the amount of $5 million consisting of the issuance of 613,497 of shares of our common stock, therefore, becoming a limited partner in Timbercreek Holding. At December 31, 2014, we owned approximately 8.1% of the limited partnership interest in Timbercreek Holding.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6.	Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Disposition fee rights(1)	$—	$284
In-place leases, net of accumulated amortization of $788,000 and $39.1 million as of December 31, 2014 and 2013, respectively (with a weighted average remaining life of 3 months and 3.6 months as of December 31, 2014 and 2013, respectively)	591	16,662
Trade name and trade marks (indefinite lives)	200	200
Property management contracts, net of accumulated amortization of $5.2 million and $2.2 million as of December 31, 2014 and 2013, respectively (with a weighted average remaining life of 80.4 months and 165.3 months as of December 31, 2014 and 2013, respectively)	15,673	18,703
	$16,464	$35,849

(1)
On February 6, 2014, we purchased a controlling interest in Landmark at Spring Creek and, therefore, consolidated this apartment community in our consolidated financial statements. Prior to our consolidation, the Landmark at Spring Creek property was owned by unaffiliated third parties and leased by our wholly owned subsidiary, NNN Mission Residential Holdings, LLC, or NNN/MR Holdings. Pursuant to the master lease or other operative agreement between NNN/MR Holdings and the respective third party property owners, our NNN/MR Holdings was entitled to a disposition fee in the event that the leased property was sold. We recognized this as a disposition fee rights intangible of $284,000 for the year ended December 31, 2013. Upon our acquisition of a controlling interest of Landmark at Spring Creek, we waived the disposition fee from the sellers of the controlling interest during the first quarter of 2014. During the last quarter of 2014, we acquired the remaining ownership interest in Landmark at Spring Creek and now own 100% of interest therein.

As of December 31, 2014 and 2013, we had below market lease intangibles, net, of $31,000 and $870,000, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our consolidated balance sheets. We amortize our net below market lease intangibles on a straight-line basis as an increase to rental income.
Amortization expense recorded on the identified intangible assets, net for the years ended December 31, 2014, 2013 and 2012 was $31.6 million, $37.4 million, and $3.9 million, respectively.
Estimated amortization expense on the identified intangible assets as of December 31, 2014 is as follows (in thousands):

Year	Amount
2015	$4,033
2016	3,451
2017	3,145
2018	762
2019	762
Thereafter	4,111
Total	$16,264

7.	Debt

The following is a summary of our secured and unsecured debt at December 31, 2014 and 2013, (in thousands):

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	December 31,
	2014	2013
Mortgage loan payables — fixed	$755,576	$652,345
Mortgage loan payables — variable	257,932	175,120
Total secured fixed and variable rate debt	1,013,508	827,465
Premium, net	8,175	10,969
Total mortgage loan payables, net	1,021,683	838,434
Secured credit facility	159,176	145,200
Line of credit	3,902	—
Total secured fixed and variable rate debt, net	$1,184,761	$983,634
Unsecured notes payable to affiliates	$6,116	$5,784

Scheduled payments and maturities of secured and unsecured debt at December 31, 2014 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2015	$12,893	$288,422	$500
2016	11,515	234,014	—
2017	10,111	99,726	—
2018	8,789	105,210	5,616
2019	7,397	73,278	—
Thereafter	40,320	284,911	—
	$91,025	$1,085,561	$6,116

(1)	Secured note payments are comprised of the principal pay downs for mortgage loan payables and the secured credit facility.
Mortgage Loan Payables, Net
Mortgage loan payables, net were $1.02 billion ($1.01 billion, excluding premium) and $838.4 million ($827.5 million, excluding premium) as of December 31, 2014 and 2013, respectively. As of December 31, 2014, we had 54 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.76% to 6.58% per annum and a weighted average effective interest rate of 4.53% per annum. As of December 31, 2014, we had $763.8 million ($755.6 million, excluding premium) of fixed rate debt, or 74.8% of mortgage loan payables, net at a weighted average interest rate of 5.22% per annum and $257.9 million of variable rate debt, or 25.2% of mortgage loan payables, net at a weighted average effective interest rate of 2.52% per annum. As of December 31, 2013, we had 47 fixed rate and ten variable rate mortgage loans with effective interest rates ranging from 2.37% to 6.58% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2013, we had $663.3 million ($652.3 million, excluding premium) of fixed rate debt, or 79.1% of mortgage loan payables, at a weighted average interest rate of 5.18% per annum and $175.1 million of variable rate debt, or 20.9% of mortgage loan payables, net at a weighted average effective interest rate of 2.92% per annum.
We are required by the terms of certain loan documents to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of December 31, 2014, 20 of our mortgage loan payables had monthly interest-only payments, while 46 of our mortgage loan payables as of December 31, 2014 had monthly principal and interest payments.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Secured Credit Facility
The secured facility with Bank of America, N.A. and certain other lenders, or the Secured Credit Facility, is in the aggregate maximum principal amount of $180 million and the amount available is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all properties. As of December 31, 2014, we had $159.2 million outstanding under the Secured Credit Facility with $20.8 million available to be drawn on the incremental facility and 13 of our properties were pledged as collateral. See Note 18, Subsequent Events, for additional information.
The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things, (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. We were in compliance with all other ratios during 2014. As amended, the Secured Credit Facility includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and (ii)a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than(i) 1.05:1.00. We expect to remain in compliance with all covenants for the next 12 months.
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
All borrowings under the Secured Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate (as defined in the credit agreement) for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of December 31, 2014, our annual interest rate was 2.92% on principal outstanding of $159.2 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 2.75%. We are required by the terms of the Secured Credit Facility to meet certain financial covenants, such as minimum net worth and liquidity amounts, and comply with certain financial reporting requirements. During 2014, we received a waiver from the lenders under the Secured Credit Facility, including for the consolidated funded indebtedness to total asset value ratio for the quarter ended September 30, 2014. See discussion above related to the fourth quarter waivers related to the amendment to the Secured Credit Facility.
Line of Credit
On January 22, 2014, we entered into an agreement with Bank Hapoalim, as lender, for a revolving line of credit in the aggregate principal amount of up to $10 million to be used for our working capital and general corporate purposes. Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things, (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations covenant which requires the company to achieve funds from operations of at least $1.00 in each fiscal year. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of December 31, 2014, we had $3.9 million outstanding under our revolving line of credit with $6.1 million available to be drawn. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to the Eurodollar Rate plus a 3.00% margin. As of December 31, 2014, our annual interest rate was 3.16%.
Unsecured Notes Payable to Affiliates

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to Elco Landmark Residential Holdings II, or Holdings II, an affiliate of ELRH, in the principal amount of $10 million. On December 20, 2013, we repaid $5 million of the outstanding principal amount on the note by issuing to Holdings II 613,497 shares of restricted common stock. Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to Holdings II unsecured promissory notes in the aggregate principal amount of $616,000. These unsecured notes payable to affiliate mature on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.
As of December 31, 2014, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on August 3, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%. On July 31, 2013, Legacy Galleria, LLC became our affiliate. In connection with the joint venture transaction with Legacy at Stafford Landing, LLC, our joint venture partner, the Legacy Unsecured Note was recorded as an unsecured note payable to affiliates in our consolidated balance sheets as of December 31, 2014 and 2013.
Deferred Financing Cost, Net
As of December 31, 2014 and 2013, we had $10.7 million and $14.5 million, respectively, in deferred financing costs, net of accumulated amortization of $10.4 million and $4.4 million, respectively. Amortization expense recorded on the deferred financing costs for the year ended December 31, 2014, 2013, and 2012 was $6.8 million, $3.9 million and $686,000, respectively.
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

8.    Preferred Stock and Warrants to Purchase Common Stock
Series D Preferred Stock
As of December 31, 2014, we had issued and outstanding an aggregate of 20,976,300 shares of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, at $10.00 per share. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 8.75% per annum compounded monthly, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the Series D Current Dividend increased from 8.75% to 11% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series D Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series D Current Dividend on the 15th of each month. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our consolidated statements of comprehensive operations. For the year ended December 31, 2014 and 2013, we incurred preferred dividends classified as interest expense of $32 million and $13.1 million, respectively, related to Series D Preferred Stock. We did not incur preferred dividends classified as interest expense for the year ended December 31, 2012, as there were no shares of Series D Preferred Stock outstanding for such period.
We are required to redeem all outstanding shares of Series D Preferred Stock on June 28, 2016, subject to a one-year extension, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the agreement. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our consolidated balance sheets as of December 31, 2014 and 2013. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the agreement. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Stock. On March 24, 2015, we received a waiver on certain events of default associated with the Secured Credit Facility and the line of credit.
In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreements, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the years ended December 31, 2014 and 2013 was $4.2 million and $1.9 million, respectively. We did not record interest expense related to accretion for the year ended December 31, 2012, as there were no shares of Series D Preferred Stock outstanding for such period.
As of December 31, 2014 and 2013, the fair value of this derivative was $0 and $11.1 million, respectively. The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our consolidated statements of comprehensive operations. For the years ended December 31, 2014 and 2013, we recorded a decrease in the fair value of the derivative of $11.1 million and $2.4 million, respectively. We did not record a change in the fair value of the derivative for the year ended December 31, 2012, as there were no shares of Series D Preferred Stock outstanding for such period. The decreases in fair value were due to changes in assumptions used in the valuation of the derivative, primarily, the anticipated timing of the listing of our common shares on a public exchange. The Series D Preferred Stock and the derivative are presented together in the consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock with derivative in the amount of $202.4 million and $209.3 million as of December 31, 2014 and 2013, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Series E Preferred Stock
On January 7, 2014, we issued and sold, for cash, an aggregate of 6,800,000 shares of our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, to iStar and BREDS at a price of $10.00 per share, for an aggregate of $68 million. On June 4, 2014, in accordance with the terms of the Series E Preferred Stock agreements (as defined below), we issued and sold, for cash, an aggregate of 600,000 additional shares of our Series E Preferred Stock to iStar and BREDS at a price of $10.00 per share, for an aggregate of $6 million. The proceeds from the sale of the Series E Preferred Stock have been used primarily to acquire and renovate additional properties. As of December 31, 2014, we had issued and outstanding an aggregate of 7,400,000 shares of Series E Preferred Stock.
Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 9.25% per annum compounded monthly, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. Beginning the 21st month after the original issuance date, or October 1, 2015, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series E Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series E Current Dividend on the 15th of each month. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our consolidated statements of comprehensive operations. For the year ended December 31, 2014, we incurred preferred dividends classified as interest expense of $10.4 million related to the Series E Preferred Stock. We did not record preferred dividends classified as interest expense for the years ended December 31, 2013 and 2012, as there were no shares of Series E Preferred Stock outstanding for such periods.
We are required to redeem all outstanding shares of Series E Preferred Stock on June 28, 2016, subject to a one-year extension, for a cash payment to the holders of the Series E Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series E Preferred Stock agreements. Based on the requirement of redemption for cash, the Series E Preferred Stock is classified as a liability in our consolidated balance sheets as of December 31, 2014 and 2013. Failure to redeem the Series E Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the Series E Preferred Stock agreements. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

default on the Series E Preferred Stock. On March 24, 2015, we received a waiver on certain events of default associated with the Secured Credit Facility and the line of credit.
In addition, in the event of a triggering event as described in the Series E Preferred Stock agreements, we are obligated to redeem not less than 50% of the shares of the Series E Preferred Stock then outstanding, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $6 million with a corresponding discount recorded to the value of the Series E Preferred Stock. The Series E Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series E Preferred Stock discount for the year ended December 31, 2014 was $2.2 million. We did not record accretion expense for the years ended December 31, 2013 and 2012, as there were no shares of Series E Preferred Stock outstanding for such periods.
The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our consolidated statements of comprehensive operations. As of December 31, 2014, the fair value of this derivative was $1.4 million, and accordingly, the decrease in fair value for the year ended December 31, 2014 was $4.6 million. The decrease in fair value was due to changes in assumptions used in the valuation of the derivative, primarily, the anticipated timing of the listing of our common shares on a public exchange. The Series E Preferred Stock and the derivative are presented together in our consolidated balance sheets as Series E cumulative non-convertible redeemable preferred stock with derivative in the amount of $71.6 million as of December 31, 2014. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Summary of Rights of Series D Preferred and Series E Preferred Stock
The Series D Preferred Stock and the Series E Preferred Stock rank senior to our common stock with respect to distribution rights, redemption rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, upon voluntary or involuntary liquidation, dissolution or winding up of our company, each holder of Series D Preferred Stock and Series E Preferred Stock is entitled to receive liquidating distributions in cash of certain expenses in an amount equal to $10.00 per share plus any accrued and unpaid dividends due under the agreement, before any distribution or payment is made to the holders of our company’s common stock.  Also, pursuant to the protective provisions of the agreements designating the Series D Preferred Stock, or the Series D Preferred Stock agreements, and Series E Preferred Stock, or the Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock agreements and Series E Preferred Stock agreements, we are required to use any proceeds from the sale of our properties or loan refinancings to redeem a portion of the Series E Preferred Stock.
Holders of the shares of our Series D Preferred Stock and our Series E Preferred Stock will vote together as a single class for the election of the iStar director and the BREDS director. In addition, subject to certain limitations, holders of the shares of our Series D Preferred Stock and Series E Preferred Stock will vote together as a single class with the holders of our company’s common stock on any matter presented to the common stockholders for their action or consideration at any meeting of stockholders or, to the extent permitted, by written consent in lieu of a meeting.  Subject to certain limitations, each holder of outstanding shares of our Series D Preferred Stock and Series E Preferred Stock shall be entitled to cast the number of votes equal to the quotient, rounded down to the nearest whole number of votes, obtained by dividing (A) the aggregate liquidation preference of the shares of Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter by (B) the book value per share (each as defined in our charter).  Effectively,  the holders of the shares of our Series D Preferred Stock and our Series E Preferred Stock could account for a quorum at any meeting of our company’s shareholders and, to the extent such holders, voted their respective shares in the same manner, such holders could effectively control the outcome of any matter submitted to the shareholders for approval.

Series A Preferred Stock and Series B Preferred Stock
We previously issued and sold, for cash, 5,000,000 shares of Series A Preferred Stock, at a price of $10.00 per share, and 1,000,000 shares of Series B Preferred Stock, at a price of $10.00 per share. On June 28, 2013, we redeemed all of the issued and outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock using proceeds from our issuance of the

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Series D Preferred Stock. Accordingly, as of December 31, 2014 and 2013, no shares of Series A Preferred Stock or Series B Preferred Stock were issued or outstanding.
Based on the requirement for redemption for cash, the Series A Preferred Stock and the Series B Preferred Stock were classified as a liability in our consolidated balance sheet as of December 31, 2013. The preferred share liability was accreted through the redemption date of June 28, 2013. For the years ended December 31, 2014, 2013 and 2012, we recorded $0, $635,000 and $655,000, respectively, in accretion, which was recorded as interest expense in our consolidated statements of comprehensive operations. We redeemed the Series A Preferred Stock and the Series B Preferred Stock in the amounts of $50 million and $10 million, respectively, and wrote off the remaining unamortized discount in the amount of $1.3 million, which is recorded as loss on debt and preferred stock extinguishment in our consolidated statements of comprehensive operations. The Series A Preferred Stock and the Series B Preferred Stock were considered equity securities for federal income tax purposes.
The Series A Preferred Stock and the Series B Preferred Stock were entitled to a 9.75% annual distribution based on $10.00 per share recorded as preferred dividends classified as interest expense in consolidated statements of comprehensive operations through June 28, 2013. For the years ended December 31, 2014, 2013 and 2012, we incurred $0, $2.7 million, and $2 million, respectively, in interest expense to holders of the Series A Preferred Stock and Series B Preferred Stock. As of December 31, 2014 and 2013, there were no aggregate accumulated distributions accrued but not paid to holders of the Series A Preferred Stock and the Series B Preferred Stock for each period.
As of June 28, 2013, in connection with the redemption of the Series A Preferred Stock and the Series B Preferred Stock, we incurred a $9.5 million loss on preferred stock extinguishment consisting of $6.4 million in yield maintenance prepayment penalty payments, a write off in the amount of $2.5 million in unamortized loan accretion and deferred financing costs, and $600,000 in redemption fees, which are recorded in the consolidated statements of comprehensive operations in loss on debt and preferred stock extinguishment. We define yield maintenance prepayment penalty payments as the 24 month yield the Series A Preferred Stock and Series B Preferred Stock holders were entitled to, regardless of the date of prepayment within the first 24 month period following the closing. The minimum yield is calculated by taking the monthly dividend multiplied by 24, less any payments paid, plus certain other fees for early redemption. All amounts due were paid at the time of redemption and nothing further is owed.
Warrants to Purchase Common Stock
In connection with the issuances of the Series A Preferred Stock and the Series B Preferred Stock, which were redeemed in 2013 as noted above, we issued warrants to purchase an aggregate of $60 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering and in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).
We measured the fair value of the warrants as of December 31, 2014 and 2013 resulting in our recording $663,000 and $1.8 million, respectively, reflected in security deposits, prepaid rent and other liabilities in our consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our consolidated statements of comprehensive operations. For the years ended December 31, 2014, 2013 and 2012, we recorded a decrease of $1.1 million, $527,000, and $315,000, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

9.	Commitments and Contingencies
Litigation

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The company and certain of its affiliates are named defendants in a complaint filed on August 12, 2014 in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, our Former Advisor and Mr. Olander, our chief executing officer, chief financial officer, chief accounting officer and president, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers. On October 6, 2014, the company, our operating partnership and Mr. Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. On January 5, 2015, before the motion to quash could be heard, the plaintiffs filed a fourth amended complaint that added Mr. Remppies, our chief operating officer and our chief administrative officer, as a defendant.  On February 6, 2015, the company, our operating partnership, our Former Advisor and Messrs. Olander and Remppies filed a motion to quash service of the fourth amended complaint for lack of personal jurisdiction.  The company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.
In addition to the foregoing, we are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. We believe that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flow.
Our general, administrative and other expenses on the consolidated statements of comprehensive operations for the year ended December 31, 2012 reflect professional fees of $2.1 million related to litigation in connection with the termination of our proposed purchase of several properties, which the court ruled in our favor and is no longer outstanding. In total, we incurred $3.4 million in fees related to the litigation. We incurred no such expense in the years ended December 31, 2014 and 2013.
Environmental Matters
It is our policy not to purchase any property unless and until we obtain an environment assessment, which consists of, at a minimum, a Phase I review, and generally are satisfied with the environmental condition of the property, as determined by our management. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Acquisition Contingent Consideration
ELRM Transaction
We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets of Timbercreek, our operating partnership agreed to issue up to $10 million in restricted OP units to ELRH. Additionally, ELRH and certain of its affiliates had the opportunity to earn additional consideration in the form of restricted OP units and a promissory note through a contingent consideration arrangement, which is based on two events: (i) projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates and (ii) funds raised at certain target dates to acquire properties in the Timbercreek Fund. As of December 31, 2014, all potential earnout opportunities available to the ELRM Parties or otherwise pursuant to the ELRM Transaction have been satisfied.
Our contingent consideration liability would change based on achieving the contingencies and the quarterly fair valuation. We recorded an estimated fair value of $6.7 million for this contingent consideration on March 14, 2013, which was recorded in acquisition contingent consideration in our consolidated balance sheets. We achieved contingencies of $2 million and $200,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we determined that the fair value of the acquisition contingent consideration was $0 and $4 million, respectively. We had a decrease of $3.8 million and $715,000, respectively, for the years ended December 31, 2014 and 2013 which is recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our consolidated statements of comprehensive operations. For the year ended December 31, 2012, we did not record a change in fair value of the contingent consideration since the transaction did not occur until 2013. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Landmark at Andros Isles
On August 3, 2012, we and our operating partnership entered the Recapitalization Transaction to acquire the Contributed Properties. In connection with the Recapitalization Transaction, our operating partnership entered into a definitive agreement for the acquisition of a 360-unit multifamily apartment community known as the Andros Isles property, or the Andros Property, in exchange for aggregate consideration valued at approximately $45 million and acquisition contingent consideration not to exceed $4 million. On June 4, 2014, we completed the acquisition of the Andros Property which included consideration of $10.3 million in OP units, $5.2 million in net cash, $29.5 million of assumed mortgage loan payable, and the estimated fair value of acquisition contingent consideration of $2.7 million. The acquisition contingent consideration is based on a calculation of future net operating income (which includes the payment of principal and interest on the mortgage loan payable as defined in the definitive agreements) over the four-year period subsequent to the acquisition, with a total payout not to exceed $4 million. As of December 31, 2014, the estimated fair value of the acquisition contingent consideration was $2.9 million with an increase in fair value of $200,000. The change in fair value is recorded to change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on our consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis and Note 14, Business Combinations — 2014 Property Acquisitions, for further discussion of our 2014 acquisitions.
Support Payment Agreement
On December 20, 2013, the company entered into a support payment agreement with Elco Landmark Residential Holdings II LLC, or ELRH II, an entity affiliated with Mr. Salkind, a member of our board, and Mr. Lubeck, our former executive chairman.  The agreement provides a price support mechanism with respect to the aggregate 1,226,994 shares of common stock the company issued to ELRH II in connection with (i) the acquisition of the Class A Units in Timbercreek Holding and (ii) the pay down of $5 million of the $10 million note payable to ELRH II arising from the ELRM Transaction.  Upon the completion of a public offering and upon the Company’s capital stock listing on the New York Stock Exchange or The Nasdaq Stock Market, or the IPO, the shares will no longer be subject to transfer restrictions and forfeiture provisions. If the shares are no longer restricted due to the occurrence of an IPO, ELRH II is obligated, for a period of ten business days, to use commercially reasonable efforts to sell the shares at a price above $8.15 per share. Otherwise, ELRH II may request that the company either (i) issue additional shares of common stock of the company in the amount that is equal to the difference between $8.15 per share and the actual gross selling price received by ELRH II upon the sale of the shares or (ii) repurchase the shares for $8.15 per share in cash. In the event an IPO does not take place before March 14, 2018, the company is obligated to repurchase the shares for $8.15 per share in cash.

10.	Related Party Transactions
The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.
Advisory Agreement with Former Advisor
From February 2011 until August 3, 2012, we were externally advised by ROC REIT Advisors, LLC, or our Former Advisor, pursuant to an advisory agreement. Our Former Advisor was affiliated with us in that two of our executive officers, Stanley J. Olander, Jr. and Gustav G. Remppies, together owned a majority interest in our Former Advisor. The advisory agreement was terminated on August 3, 2012 in connection with our Recapitalization Transaction and no advisory fees have been paid since then.
As compensation for services rendered in connection with the management of our assets, we paid a monthly asset management fee to our Former Advisor equal to one-twelfth of 0.30% of our average invested assets as of the last day of the immediately preceding quarter. The asset management fee was payable monthly in arrears in cash equal to 0.25% of our average invested assets and in shares of our common stock equal to 0.05% of our average invested assets. For the year ended December 31, 2012, we incurred $678,000 in asset management fees to our Former Advisor, which is included in general, administrative and other expense in our accompanying consolidated statements of comprehensive operations. Included in asset management fees to our Former Advisor are 13,992 shares of common stock valued at $9.00 per share, or $126,000, that were issued to our Former Advisor for its services for the year ended December 31, 2012. The advisory agreement also provided for the payment of certain subordinated performance fees upon the termination of the advisory agreement. For each of the years ended December 31, 2014, 2013 and 2012, we did not incur or pay any such fees.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

In addition to the compensation paid to our Former Advisor pursuant to the advisory agreement, we paid directly or reimbursed our Former Advisor for all the expenses our Former Advisor paid or incurred in connection with the services provided to us. We reimbursed our Former Advisor $143,000 in operating expenses for the year ended December 31, 2012, respectively. Due to the termination of the advisory agreement on August 3, 2012, we do not expect to incur these expenses in the future.
ELRM and Management Support Services Agreement
In connection with the acquisition of the Contributed Properties, our Property Manager entered into a management support services agreement with ELRM, who was the property manager of the properties at that time. During the period from January 1, 2013 to March 14, 2013, 32 of our 34 properties we owned had management support services or other accounting services performed by ELRM. During 2012, ELRM performed management support services or other accounting services for 29 of our 31 properties. Pursuant to the management support services agreement, ELRM was entitled to receive a fee equal to 3.00% of the gross receipts for each Contributed Property. ELRM also received a fee equal to 2.00% of the gross receipts for our other properties. The management support services agreement and the additional accounting services provided by ELRM were terminated in connection with the closing of the ELRM Transaction on March 14, 2013; accordingly, we no longer pay the management support services and accounting fees to ELRM. See Note 14, Business Combinations – ELRM Transaction, for more information on the acquisition of the property management business of ELRM. We incurred approximately $418,000 in both management support services fees and accounting services performed by ELRM for each of the years ended December 31, 2013 and 2012, which are included in general, administrative and other expense in the consolidated statements of comprehensive operations. We incurred no such expense for the year ended December 31, 2014. Joseph G. Lubeck, our former executive chairman, and Mr. Salkind, one of our directors, directly or indirectly, owned an interest in ELRM. See Note 18, Subsequent Events for further discussion of executive officer resignations.
At the time the management support services agreement was negotiated Messrs. Lubeck and Salkind were not related parties, however, we consider these arrangements to be a related party transaction due to the length of time these services were provided to us by ELRM and the consideration we paid ELRM for such services.
ELRH pays to us the direct costs of certain employees that perform services on their behalf. For the years ended December 31, 2014 and 2013, we were reimbursed $848,000 and $644,000, respectively, by ELRH. As of December 31, 2014, we no longer had certain employees performing services on the behalf of ELRH, therefore, this reimbursement arrangement ended as of such date.
Lease for Offices
In connection with our acquisition of the property management business of ELRM, we, through our operating partnership, entered into a lease agreement with Marlu Associates, Ltd., a Florida limited partnership, as the landlord, for office space located in Jupiter, Florida. Marlu Associates, Ltd. was an affiliated entity with Mr. Lubeck. The lease has a monthly rental payment of $2,833. On January 21, 2015, the lease agreement between Marlu Associates, Ltd. and our operating partnership was terminated. We made our last lease payment related to this agreement in January 2015 without penalty.
Timbercreek U.S. Multi-Residential Opportunity Fund #1
As part of the ELRM Transaction, we acquired the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. Also, during the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, we had a commitment to purchase 500,000 Class A Units in Timbercreek Holding for consideration in the amount of $5 million. On December 20, 2013, we purchased the 500,000 Class A Units in Timbercreek Holding for consideration in the amount of $5 million, consisting of the issuance of 613,497 shares of our common stock, thereby becoming a limited partner in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. Mr. Lubeck and our former chief investment officer, Elizabeth Truong, previously served on the Investment Committee of the Timbercreek Fund prior to their resignations therefrom on January 21, 2015. Mr. Stanley J. Olander and Mr. Gustav Remppies were appointed as replacements and are now serving on the Investment Committee of the Timbercreek Fund. The Timbercreek Fund is fully invested, no longer raising capital and the sole purpose of their investment committee is to make capital decisions at the properties and to oversee future disposition of assets.  See Note 18, Subsequent Events for further discussion of executive officer resignations.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

OP Units Issued in Connection with Acquisitions
As of December 31, 2014, we had issued 33,036,180 OP units with an aggregate value of $269.2 million . Such OP units were issued, directly or indirectly, to entities affiliated with Mr. Lubeck, Ms. Truong, and Messrs. Salkind and Kobel, two of our directors, in connection with the acquisition of various properties and the ELRM Transaction. Subsequent to December 31, 2014, after the resignation of Mr. Lubeck and Ms. Truong, we had 12,688,988 OP units with an aggregate value of $103.4 million outstanding to the remaining related parties. See Note 18, Subsequent Events for further discussion of executive officer resignations.

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

An action, or the Action, was brought by CJK Daytona Seabreeze, LLC against, among others, Mr. Lubeck, our operating partnership, Daytona Seabreeze and Seabreeze Daytona Marina, LLC, or Daytona Marina. We collectively refer to Daytona Marina, our operating partnership and Daytona Seabreeze as the Indemnified Parties. In connection with the Action, on October 16, 2014, the Indemnified Parties entered into an Agreement Concerning Reimbursement of Attorneys’ Fees, Costs and Expenses, Future Attorneys’ Fees, Costs and Expenses and Indemnification, or the Agreement, with Mr. Lubeck and SFLP Diplomatic, LLC, which we refer to collectively as the Indemnifying Persons. Pursuant to the Agreement, the Indemnifying Persons have agreed to indemnify the Indemnified Parties and certain other related persons and entities against any losses incurred in connection with the Action, including but not limited to attorneys’ fees, costs and any amounts paid in settlement of the Action. The Indemnifying Persons also have reimbursed the Indemnified Parties and certain other related persons and entities for past attorneys’ fees and have agreed to pay future attorneys’ fees incurred in connection with the Action.
Other
As of December 31, 2014 and 2013, we had $1.6 million and $2.5 million outstanding, respectively, which were recorded in other receivables due from affiliates in our consolidated balance sheets. The amounts outstanding represented amounts due from our managed properties owned by affiliated third parties as part of the normal operations of our Property Manager, which primarily consisted of management fee receivables and payroll reimbursement receivables.

As of December 31, 2014 and 2013, we had $117,000 and $915,000, respectively, which were recorded in other payables due to affiliates in our consolidated balance sheets. The amounts outstanding represented amounts due to ELRH in connection with the ELRM Transaction and payables due to our managed properties owned by affiliated third parties as part of the normal operations of our Property Manager.

11.	Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2014 and 2013, we had issued and outstanding 20,976,300 shares of Series D Preferred Stock. Additionally, as of December 31, 2014, we had issued and outstanding 7,400,000 shares of Series E Preferred Stock. See Note 8, Preferred Stock and Warrants to Purchase Common Stock.

Common Stock
Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of December 31, 2014 and 2013, we had 25,628,526 and 25,182,988 shares, respectively, of our common stock issued and outstanding.
The following are the equity transactions with respect to our common stock during the year ended December 31, 2014:

•	246,300 shares of common stock were issued pursuant to the DRIP.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

•	200,038 shares of restricted common stock were issued to certain of our independent directors pursuant to the terms and conditions of the 2006 Award Plan.

•	800 shares of restricted common stock were forfeited by an independent director upon his resignation from our board of directors.
Our distributions are subject to approval by our board of directors. Our common stock distributions for the years ended December 31, 2014, 2013 and 2012 totaled $0.30 per share for each period.
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two-class method. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of December 31, 2014, 2013 and 2012, there were 192,316, 7,400 and 5,400 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term investment plan units, or LTIP Units, could potentially dilute the basis earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.
Distribution Reinvestment Plan
In the first quarter of 2011, our board of directors adopted the DRIP. The DRIP provides a way to increase stockholders' investment in our company by reinvesting distributions to purchase additional shares of our common stock. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment. Distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board of directors.
Since August 2012, we have done a series of acquisitions and issued common stock or common stock equivalents, or equivalents, at $8.15 per share. This price was determined to be a fair value based on negotiated transactions with advice from professionals. Accordingly, $8.15 is the per share price used for the issuance of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value. For the years ended December 31, 2014, 2013 and 2012, $2 million, $1.9 million and $2 million, respectively, in distributions were reinvested, and 246,300, 228,316 and 219,046 shares of our common stock, respectively, were issued pursuant to the DRIP.
OP Units
As of December 31, 2014 and 2013, we had issued 41,446,746 and 33,450,957 OP units to our non-controlling interest holders, respectively, for consideration of $337.8 million and $272.6 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. The OP units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 12, Non-Controlling Interest, for additional information on our OP units.
LTIP Units
As of December 31, 2014 and, 2013, we had issued 647,908 and 720,322 LTIP Units under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. In December 2014, certain of the company's former executive officers forfeited a total of 170,695 unvested LTIP units in conjunction with their resignations. The forfeiture was recorded effective December 31, 2014 in accordance with ASC Topic 718. See Note 18, Subsequent Events, for discussion on the departure of the executive officers. For the years ended December 31, 2014, 2013 and 2012, we recognized compensation expense of $975,000, $1.3 million and $3 million, respectively, related to the LTIP issued and outstanding.
2006 Incentive Award Plan
We adopted our 2006 Award Plan pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock or equivalents

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

that may be issued pursuant to our 2006 Award Plan, together with the number of shares of common stock or equivalents issued under the 2012 Award Plan (as defined below), is an aggregate total of 2,000,000, subject to adjustment under specified circumstances.
Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2014, 2013 and 2012, we recognized compensation expense of $368,000, $31,000 and $50,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other in our accompanying consolidated statements of comprehensive operations.
As of December 31, 2014 and 2013, there was $1.3 million and $54,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of December 31, 2014, this expense is expected to be recognized over a remaining weighted average period of 3.32 years.

As of December 31, 2014 and 2013, the fair value of the nonvested shares of our restricted common stock was $1.6 million and $60,310, respectively, based upon $8.15 at grant date. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2014 and 2013, and the changes for the years ended December 31, 2014 and 2013, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - December 31, 2012	5,400	$10.00
Granted	5,000	$8.15
Vested	(3,000)	$8.15
Balance - December 31, 2013	7,400	$9.00
Granted	200,038	$8.15
Vested	(14,322)	$8.15
Forfeited	(800)	$8.15
Balance - December 31, 2014	192,316	$8.18
2012 Other Equity-Based Award Plan
During 2012, our board of directors adopted our 2012 Award Plan, which is intended to assist our company and its affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the company and its affiliates and to associate their interests with those of the company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan. Pursuant to the 2012 Award Plan, our board of directors or the compensation committee of our board of directors may make grants of other equity-based awards to our independent directors, employees and certain consultants. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, and the terms and conditions of such other equity-based awards are determined by our board of directors or the compensation committee of our board of directors, as applicable. The maximum aggregate number of shares of our common stock or equivalents that may be issued under the 2012 Award Plan, together with the number of shares of common stock or equivalents issued under the 2006 Award Plan, is an aggregate total of 2,000,000 shares.
401(k) Savings Plan
We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed two months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 85% of the participant’s compensation, subject to limitations under the federal tax code on the annual amount of salary deferrals which may be made by any participant. The company may make discretionary matching contributions on the

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

participant’s behalf up to a predetermined limit, which was 40% of salary deferrals for the first 5% of eligible compensation. The matching contribution made for the year ended December 31, 2014, was $140,000. The matching contribution for the years ended December 31, 2013 and 2012 were insignificant to the company. A participant’s salary deferral and the company's matched portion is 100% vested and nonforfeitable. Administrative expenses under the savings plan were paid by us and were not significant for all periods presented.

12.	Non-Controlling Interests
Redeemable Non-Controlling Interests in Operating Partnership
Redeemable non-controlling interests in operating partnership represent the limited partnership interests in our operating partnership held by third party entities. The OP units have the rights and preferences as set forth in our partnership agreement, as amended, and may, following a 12-month holding period, become redeemable at the option of the holder, at which time we have the discretion to exchange the OP units for either (i) shares of our common stock on a one-for-one basis or (ii) a cash amount equal to the product of (A) the number of redeemed OP units, multiplied by (B) the “cash amount” (as defined in our partnership agreement). However, if our common stock has not become listed or admitted to trading on any national securities exchange at the time of redemption and we elect to redeem the OP units for cash rather than unrestricted common stock, the cash redemption amount will be $8.15 per redeemed OP unit. These non-controlling interests are recorded as equity in our consolidated balance sheet due to our ability at our sole discretion to redeem OP units for unregistered shares.
As of December 31, 2014, and 2013, we had issued 41,446,746 and 33,450,957 OP units, respectively, for a total consideration of $337.8 million and $272.6 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. If the OP units were to be redeemed, the total redemption value would have been $337.8 million as of December 31, 2014. The following are the equity transactions for our OP units during the year ended December 31, 2014:
29,968 OP units were issued pursuant to reinvestment of the distributions.
1,252,245 OP units were issued as partial consideration for the acquisition of Landmark at Chesterfield, Landmark at Coventry Pointe, Landmark at Grand Oasis, and Landmark at Rosewood.
3,425,900 OP units were issued as partial consideration for the acquisition of Lake Village East, Lake Village North, Lake Village West, and Landmark at Laurel Heights.
894,183 OP units were issued as partial consideration for the acquisition of Landmark at Bella Vista.
1,116,976 OP units were issued as partial consideration for the acquisition of Landmark at Maple Glen.
1,263,725 OP units were issued as partial consideration for the acquisition of Landmark at Andros Isles.
31,087 restricted OP units were issued in connection with the partial settlement of the acquisition contingent consideration related to the ELRM Transaction.
58,965 OP units related to the ELRM Transaction consideration were forfeited and cancelled. See Note 14, Business Combinations – ELRM Transaction, for further discussion.
40,670 restricted OP units were issued in connection with the final settlement of the acquisition contingent consideration related to the ELRM Transaction.

For the years ended December 31, 2014 and 2013, distributions paid on these OP units were in the amount of $12.1 million and $7.6 million, respectively. For the years ended December 31, 2014 and 2013, $244,200 and $300,000, respectively, in distributions were reinvested and 29,968 and 35,738, respectively, OP units were issued.
As of December 31, 2014 and 2013, we owned approximately 37.8% and 42.4% of the general partnership interest in our operating partnership, respectively, and the limited partners owned approximately 62.2% and 57.6%, respectively, of the limited partnership interests in our operating partnership.

Non-Controlling Interest Partners
Non-controlling interest partners represents interests of our joint venture partners in six and one consolidated properties, respectively, as of December 31, 2014 and 2013 and is presented as part of equity in our consolidated balance sheets. We consolidate an entity in which we own less than 100% but for which we hold the controlling financial interest. In addition, we consolidate any joint venture or partnership in which we are the general partner or managing member and the third party does

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

not have the ability to participate substantially in the decision-making process or remove us as general partner or managing member, as the case may be, without cause.
As of December 31, 2014 and 2013, the amount of non-controlling interest of our partners was $26.7 million and $3.9 million, respectively. During the years ended December 31, 2014 and 2013, we had net loss attributable to non-controlling interest partners of was $985,000 and $1 million, respectively.

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
As of December 31, 2014, we had entered into four interest rate cap agreements. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The fair value of our rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not intended by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive operations. For the years ended December 31, 2014, 2013 and 2012, the change in fair value resulted in an increase to interest expense of $384,000, $142,000, and $55,000, respectively.
As of December 31, 2014, we had entered into three interest rate swap agreements pursuant to which we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date and have designated two of these as hedging derivatives and one as a non-designated hedge. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.
For the two interest rate swaps that we have determined qualify as effective cash flow hedges, we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive operations in the consolidated statements of equity. Amounts recorded in accumulated other comprehensive operations will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $(825,000), $(40,000) and $(310,000) in other comprehensive loss for the years ended December 31, 2014, 2013, and 2012, respectively. The one interest rate swap is not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the consolidated statements of comprehensive operations. For the year ended December 31, 2014, the change in fair value was an increase to interest expense of $244,000. For the years ended December 31, 2013 and 2012, we did not record a change in fair value.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at December 31, 2014 and 2013, (in thousands, except interest rates):

	December 31, 2014			December 31, 2013
	Non- designated Hedges		Cash Flow Hedges	Non- designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$77,585	$58,815	$32,100	$102,065	$32,100
Weighted average interest rate(1)	2.69%	1.54%	2.18%	2.81%	2.38%
Weighted average capped interest rate	4.13%	N/A	N/A	3.68%	N/A
Earliest maturity date	Jul-17	Sep-16	Jul-20	Mar-15	Jul-20
Latest maturity date	Jul-18	Sep-16	Aug-20	Jul-18	Aug-20
Estimated fair value, asset/(liability)	$94	$(1,112)	$(1,175)	$478	$(350)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis
The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2014	Carrying Value at December 31, 2014
Liabilities
Mortgage loan payables, net(1)	$—	$1,061,988	$—	$1,061,988	$1,021,683
Unsecured notes payable to affiliates(2)	—	—	6,116	6,116	6,116
Secured Credit Facility(1)	—	159,207	—	159,207	159,176
Line of credit(1)	—	3,903	—	3,903	3,902
Acquisition contingent consideration- Andros Isles(3)	—	—	2,900	2,900	2,900
Warrants(4)	—	—	663	663	663
Series E preferred stock derivative(5)	—	—	1,400	1,400	1,400
Total liabilities at fair value	$—	$1,225,098	$11,079	$1,236,177	$1,195,840

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)
The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.

(3)	The fair value is based on management’s inputs and assumptions related primarily to certain net operating income over a four-year period for Landmark at Andros Isles.

(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

(5)
The fair value of the Series E Preferred Stock derivative, which relates to the mandatory redemption of 50% of the Series E Preferred Stock outstanding as of the date of a triggering event as described in the Series E Preferred Stock agreements for a premium, is determined using a modeling technique based on significant unobservable inputs

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2013	Carrying Value at December 31, 2013
Liabilities
Mortgage loan payables, net(1)	$—	$858,658	$—	$858,658	$838,434
Unsecured notes payable to affiliates(2)	—	—	5,784	5,784	5,784
Credit Facility(1)	—	145,247	—	145,247	145,200
Acquisition contingent consideration-ELRM Transaction(3)	—	—	4,030	4,030	4,030
Warrants(4)	—	—	1,789	1,789	1,789
Series D preferred stock derivative(5)	—	—	11,100	11,100	11,100
Liabilities at fair value	$—	$1,003,905	$22,703	$1,026,608	$1,006,337

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability, Series D Preferred Stock derivative and Series E Preferred Stock derivative measured on a recurring basis for which the company has designated as Level 3 (in thousands):

	Acquisition Contingent Consideration - ELRM Transaction	Acquisition Contingent Consideration - Andros Isle	Warrants	Series D Preferred Stock Derivative	Series E Preferred Stock Derivative	Total
Balance at December 31, 2013	$4,030	$—	$1,789	$11,100	$—	$16,919
Additions		2,700	—	—	6,000	8,700
Change due to liability realized	(276)	—	—	—	—	(276)
Changes in fair value(1)	(3,754)	200	(1,126)	(11,100)	(4,600)	(20,380)
Balance at December 31, 2014	$—	$2,900	$663	$—	$1,400	$4,963

(1)
Reflected in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on the consolidated statements of comprehensive operations for the year ended December 31, 2014.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the year ended December 31, 2014.

14.	Business Combinations
2014 Property Acquisitions
For the year ended December 31, 2014, we completed the acquisition of 14 consolidated properties, including five properties held through consolidated joint ventures, adding a total of 5,099 apartment units to our property portfolio. The aggregate purchase price was approximately $406.8 million, plus closing costs and acquisition fees of $2.2 million, which are included in acquisition-related expenses in our accompanying consolidated statements of comprehensive operations. See Note 3, Real Estate Investments — Real Estate Acquisitions, for a listing of the properties acquired and the dates of the acquisitions.
Results of operations for the property acquisitions are reflected in our consolidated statements of comprehensive operations for the year ended December 31, 2014 for the period subsequent to the acquisition dates. For the period from the acquisition dates through December 31, 2014, we recognized $43.1 million in revenues and $9.1 million in net loss for the newly-acquired properties.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the time of acquisition (dollars in thousands):

December 31, 2014
Land	$65,919
Land improvements	23,095
Building and improvements	299,676
Furniture, fixtures and equipment	7,139
In-place leases	12,459
(Above)/below market leases	(1,254)
Fair market value of assumed debt	(181,118)
Acquisition contingent consideration	(2,700)
Other assets/liabilities, net	(873)
Total	222,343
Equity/limited partnership unit consideration	(91,473)
Net cash consideration	$130,870
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we allocated the purchase price of the 14 properties to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. Certain allocations, including the initial estimate of the fair value of acquisition contingent consideration, as of December 31, 2014 are subject to change based on finalization of the value of consideration paid and information to be received related to one or more events at the time of purchase, which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.
2013 Property Acquisitions
For the year ended December 31, 2013, we completed the acquisition of 38 consolidated properties and one undeveloped parcel of land, including one property held through a consolidated joint venture, adding a total of 11,273 apartment units to our property portfolio. The aggregate purchase price was approximately $805.1 million, plus closing costs and acquisition fees of $12.2 million, which are included in acquisition-related expenses in our accompanying consolidated statements of comprehensive operations.

Results of operations for the property acquisitions are reflected in our consolidated statements of comprehensive operations for the year ended December 31, 2013 for the period subsequent to the acquisition dates. For the period from the acquisition dates through December 31, 2013, we recognized $46.3 million in revenues and $31.8 million in net loss for the newly-acquired properties.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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
In accordance with ASC Topic 805, we allocated the purchase price of the 38 properties and one undeveloped parcel of land to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2013.
2012 Property Acquisitions
For the year ended December 31, 2012, we completed the acquisition of 16 consolidated properties and one undeveloped parcel of land, adding a total of 5,048 apartment units to our property portfolio. The aggregate purchase price was $432.8 million, plus closing costs and acquisition fees of $1 million, which are included in acquisition-related expenses in our accompanying consolidated statements of comprehensive operations.

Results of operations for the property acquisitions are reflected in our consolidated statements of comprehensive operations for the year ended December 31, 2012 for the period subsequent to the acquisition dates. For the period from the acquisition dates through December 31, 2012, we recognized $10.6 million in revenues and $4.1 million in net loss for the newly-acquired properties.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

In accordance with ASC Topic 805, we allocated the purchase price of the 16 properties and one undeveloped parcel of land to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2012.
ELRM Transaction
In connection with the ELRM Transaction, we acquired certain assets of the property management business of ELRH and certain of its affiliates on March 14, 2013. Results of operations for the property management business are reflected in our consolidated statements of comprehensive operations for the period subsequent to the acquisition date through December 31, 2013. For the period from March 14, 2013 through December 31, 2013, we recognized $4 million in revenues and $53,000 in consolidated net loss before income tax benefit, and transaction related costs of approximately $175,000 were recorded as a component of acquisition-related expenses.

The purchase price allocation for the ELRM Transaction is final. Our purchase price allocation related to the ELRM Transaction is as follows (in thousands):

Property Management Business
Assets:
Furniture, fixtures and equipment	$81
Other assets, net	631
Identified intangible assets, net(1)(3)	21,070
Goodwill(2)(3)(4)	9,198
Total purchase price	30,980
Accounts payable and accrued liabilities	(196)
Unsecured notes payable to affiliate	(10,000)
OP units	(9,839)
Acquisition contingent consideration	(6,734)
Deferred tax liability, net	(4,211)
Cash paid	$0

(1)	Included in identified intangible assets, net on the consolidated balance sheets, as of December 31, 2014.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(2)
Included as goodwill on the consolidated balance sheets, as of December 31, 2014. Our annual impairment test date was December 31, 2014 and we determined that our goodwill was impaired by $4.6 million which was primarily due to the reduction of our third party property management business. Goodwill reflects the value of ELRM’s assembled work force and the deferred tax liability.

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

(4)
In the second quarter of 2014, we recorded a decrease to goodwill of $481,000 and a decrease to redeemable non-controlling interests in operating partnerships, which represents a correction of the original purchase price allocation due to an immaterial error. This correction resulted in the forfeiture of 58,965 OP units during the third quarter of 2014 in connection with two property management contracts being terminated in the second quarter of 2013.

Pro Forma Financial Data (Unaudited)
Assuming the acquisitions of the 14 consolidated properties, 38 consolidated properties and the ELRM Transaction discussed above that were acquired in 2014 and 2013 had occurred on January 1, 2013 and 2012, respectively, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Revenues	$267,315	$256,765
Net loss	$(52,565)	$(42,202)
Net loss attributable to controlling interest	$(20,225)	$(20,268)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.80)	$(0.89)
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
In the quarter ended June 30, 2014, we determined that it more likely than not that the deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. As of December 31, 2014, the valuation allowance was $1.1 million and at December 31, 2013, there was no valuation allowance

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

necessary. It is expected that any future net deferred tax assets will continue to be offset by a valuation allowance until the property manager becomes consistently profitable. To the extent the property manager generates consistent income, we may reduce the valuation allowance in the period such determination is made.
The components of deferred tax assets and liabilities are as follows as of December 31, 2014 and 2013 (in thousands).

	December 31, 2014	December 31, 2013
Deferred tax assets:
Goodwill and intangibles	$1,575	$1,730
Acquisition costs	413	444
Net operating loss	2,213	1,340
Other	109	68
Total deferred tax assets	4,310	3,582
Less valuation allowance	(1,093)	—
Net deferred tax asset	$3,217	$3,582
Deferred tax liabilities:
ELRM intangibles	$(2,691)	$(3,587)
Depreciation	(18)	(7)
Prepaids	(472)	(423)
Other	(36)	—
Total deferred tax liabilities	(3,217)	(4,017)
Net deferred tax liability	$—	$(435)
As of December 31, 2014 and 2013, we have recorded a net deferred tax liability of $0 and $435,000, respectively, which is classified in security deposits, prepaid rent and other liabilities in the consolidated balance sheets. Total net operating loss carry forward for federal income tax purposes was approximately $6.1 million as of December 31, 2014. The net operating loss carry forward will expire beginning 2031.
Our tax expense/(benefit) consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
	Amount	Amount	Amount
Loss from continuing operations	$(66,575)	$(82,999)	$(42,254)
Tax effect at statutory rate	(23,301)	(29,050)	(14,789)
REIT and non-controlling interest income	20,230	28,486	12,610
Goodwill impairment	1,751	—	—
Valuation allowance	1,094	(2,728)	2,174
State taxes	389	(242)	—
Other	—	2	5
Total tax expense/(benefit)	$163	$(3,532)	$—

16. Restructuring and Impairment Charges

In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. In conjunction with this, our board of directors approved a shift in strategic direction of our company subsequent to the determination to enter into separation agreements with our three former executive officers. This shift is geared toward a focus on the long term equity capitalization of the company, an

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

overall corporate expense reduction, and a reduction of our third party property management business. The plan is being accomplished via reassignment of internal operational duties, reduction in staff, elimination of a prior executive office and negotiations with various owners regarding cancellation of various management contracts, changes in personnel, and the elimination of a focus on certain financing activities that were determined to not be in the best long term interests of our shareholders.
During the year ended December 31, 2014, we recorded $8 million in charges directly attributable to these changes, including severance incurred in connection with the separation of three former executive officers and other employees of $1.5 million, a $1.4 million write off of costs related to an offering of debt securities which we decided not to pursue as a result of the change in leadership and $500,000 in legal fees related to the investigation and such employee departures. Also included is a goodwill impairment of $4.6 million that was primarily due to the reduction of our third party property management business. These charges are recorded in “restructuring and impairment charges” in our consolidated statements of comprehensive operations.
Of the $8 million in restructuring and impairment charges that we expensed, $2 million remains in "accounts payable and accrued liabilities" in our consolidated balance sheets at December 31, 2014, which will be paid in full by February 2016.

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

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$68,198	$66,195	$65,296	$62,519
Expenses(1)(2)	(60,509)	(53,171)	(48,842)	(70,047)
Loss/(income) from operations	7,689	13,024	16,454	(7,528)
Other expense, net(2)	(24,076)	(25,974)	(20,348)	(25,816)
Net loss from continuing operations before tax	(16,387)	(12,950)	(3,894)	(33,344)
Income tax benefit/(expense)	2	(388)	(220)	443
Loss from continuing operations	(16,385)	(13,338)	(4,114)	(32,901)
Income from discontinued operations	—	—	—	—
Net loss	(16,385)	(13,338)	(4,114)	(32,901)
Less: Net loss attributable to redeemable noncontrolling interests in operating partnership	10,332	8,308	2,665	19,149
Net loss/(income) attributable to non-controlling interest	(328)	(58)	(112)	1,483
Net loss attributable to common stockholders	$(6,381)	$(5,088)	$(1,561)	$(12,269)
Earnings per weighted average common share — basic and diluted:
Loss from continuing operations	$(0.25)	$(0.20)	$(0.06)	$(0.49)
Income from discontinued operations	—	—	—	—
Net loss per common share attributable to common stockholders — basic and diluted	$(0.25)	$(0.20)	$(0.06)	$(0.49)
Weighted average number of common shares outstanding — basic and diluted	25,415,146	25,357,926	25,294,650	25,218,263

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues(3)	$53,020	$44,415	$34,097	$25,457
Expenses(2)(3)	(59,901)	(56,913)	(35,791)	(27,256)
Loss from operations(3)	(6,881)	(12,498)	(1,694)	(1,799)
Other expense, net(2)(3)	(19,740)	(15,840)	(17,281)	(7,266)
Net loss from continuing operations before tax(3)	(26,621)	(28,338)	(18,975)	(9,065)
Income tax benefit/(expense)(3)	454	(41)	286	2,833
Net loss from continuing operations(3)	(26,167)	(28,379)	(18,689)	(6,232)
Income from discontinued operations(3)	15	3,471	218	6,851
Net (loss)/income	(26,152)	(24,908)	(18,471)	619
Less: Net loss/(income) attributable to redeemable non-controlling interests in operating partnership	13,803	12,640	9,137	(295)
Net loss attributable to non-controlling interest	599	422	—	—
Net (loss)/income attributable to common stockholders	$(11,750)	$(11,846)	$(9,334)	$324
Earnings per weighted average common share — basic and diluted:
Loss from continuing operations	$(0.49)	$(0.57)	$(0.43)	$(0.13)
Income from discontinued operations(3)	—	0.07	—	0.15
Net (loss)/income per common share attributable to common stockholders — basic and diluted	$(0.49)	$(0.50)	$(0.43)	$0.02
Weighted average number of common shares outstanding — basic and diluted	24,073,724	23,847,912	21,755,583	21,034,949

(1)	In the quarter ended December 31, 2014, we recorded restructuring and impairment changes in the amount of $8 million.

(2)
In the quarter ended December 31, 2014, we began reporting loss from unconsolidated entities in other expenses, net instead of expenses. Amounts for the quarters ended March 31, June 30 and September 30, 2014 and December 31, 2013, will not equal previously reported results due to the reclassification between other expenses, net and expenses.

(3)
Amounts for the quarters ended March 31 and June 30, 2013, will not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

18.	Subsequent Events
Redemption of Series D and Series E Preferred Stock
On January 23, 2015, the company used $5.9 million of sale proceeds, from the sale of Richmond on Fairway property during 2014, and redeemed 390,048 shares of the Series D Preferred Stock and 137,600 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS. Subsequent to the redemption, 20,586,252 and 7,262,400 shares of the Series D Preferred Stock and Series E Preferred Stock, respectively, were outstanding. See Note 4, Real Estate Disposition Activities, for a discussion of sale of apartment communities and Note 8, Preferred Stock and Warrants to Purchase Common Stock, for a discussion of our preferred shares.
Extension of our Secured Credit Facility and Revolving Line of Credit
The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014.
Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants, including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn.
Termination of Property Management Agreements

As of February 9, 2015, Mr. Lubeck had notified the company on behalf of the applicable property owners, that the owner would be terminating the property management agreements for 11 of the managed properties as soon as possible, subject to lender approval.  The property manager is currently transitioning property management duties accordingly and anticipates that such termination will be effective in the second quarter of 2015.
Sale of Properties
On March 5, 2015, we sold Avondale by the Lakes, a property consisting of 304 units in St. Petersburg, Florida, for $20.2 million. The net proceeds of $6 million will be used to pay down a portion of our Series D Preferred Stock and Series E Preferred stock in the first quarter of 2015.
Departure of Directors or Certain Officers
In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. On December 11, 2014, the company entered into a separation agreement with Mr. James Miller, our company’s former chief operating officer and chief accounting officer. Our board and Mr. Joseph Lubeck, our company's former executive chairman, and Ms. Elizabeth Truong, our company’s former chief investment officer, decided to separate in late 2014 with financial terms in accordance with their existing employment agreements. On January 22, 2015, the company finalized other non-financial terms of the separation agreements with Mr. Lubeck and Ms. Truong. Our audit committee’s investigation is now complete, and there was no resulting impact on our company’s financial statements. In connection with their departure, we accrued all severance to be paid directly to, or on their behalf, in the consolidated balance sheets as of December 31, 2014, and in restructuring and impairment charges in the consolidated statements of comprehensive operations for the year ended December 31, 2014. See Note 16, Restructuring and Impairment Charges for additional information related to the departure of these employees.

LANDMARK APARTMENT TRUST, INC.
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
(in thousands)
December 31, 2014

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition(1)	Land	Building, Improvements and Fixtures	Total(2)(3)	Accumulated Depreciation(2)(4)	Date of Con- struction	Date Acquired
Towne Crossing Apartments	$13,280	$2,041	$19,079	$682	$2,041	$19,761	$21,802	$(5,678)	2004	8/29/2007
Villas of El Dorado	13,600	1,622	16,741	850	1,622	17,591	19,213	(5,058)	2002	11/2/2007
Bella Ruscello Luxury Apartment Homes	12,434	1,620	15,510	557	1,620	16,067	17,687	(3,080)	2008	3/24/2010
Mission Rock Ridge Apartments	13,393	2,201	17,364	227	2,201	17,591	19,792	(3,169)	2003	9/30/2010
Landmark at Ridgewood Preserve	—	1,289	6,449	142	1,289	6,591	7,880	(710)	1979	10/22/2012
Landmark at Heritage Fields	—	1,683	9,734	204	1,683	9,938	11,621	(984)	1979	10/22/2012
Monterra Pointe	—	1,541	10,225	200	1,541	10,425	11,966	(713)	1984	3/29/2013
Kensington Station	—	1,864	12,946	164	1,864	13,110	14,974	(816)	1983	3/29/2013
Crestmont Reserve	—	2,274	15,928	168	2,274	16,096	18,370	(987)	1989	3/29/2013
Palisades at Bear Creek	—	1,814	6,069	102	1,814	6,171	7,985	(455)	1984	3/29/2013
Landmark at Gleneagles	25,985	7,249	32,631	2,645	7,249	35,276	42,525	(1,940)	1986	7/23/2013
Landmark at Preston Wood	7,891	1,765	10,132	956	1,765	11,088	12,853	(551)	1979	9/20/2013
Landmark at Collin Creek	—	4,439	17,011	1,863	4,439	18,874	23,313	(848)	1988	10/9/2013
Landmark at Courtyard Villas	13,762	3,355	16,744	1,149	3,355	17,893	21,248	(826)	1999	10/30/2013
Landmark at Sutherland Park	21,450	5,872	25,210	1,907	5,872	27,117	32,989	(1,198)	1981	10/30/2013
Landmark at Rosewood	6,970	2,793	9,637	53	2,793	9,690	12,483	(355)	1980	1/7/2014
Landmark at Spring Creek	8,650	2,609	7,657	1,952	2,609	9,609	12,218	(241)	1984	2/6/2014 & 11/6/2014
Landmark at Lake Village North	30,217	10,541	46,855	293	10,541	47,148	57,689	(1,574)	1983	1/9/2014
Landmark at Lake Village East	9,081	3,496	14,610	258	3,496	14,868	18,364	(529)	1983	1/9/2014
Landmark at Lake Village West	12,992	5,543	13,361	136	5,543	13,497	19,040	(517)	1983	1/9/2014
Landmark at Laurel Heights	14,026	3,679	16,544	83	3,679	16,627	20,306	(633)	1983	1/9/2014
Dallas, TX	203,731	69,290	340,437	14,591	69,290	355,028	424,318	(30,862)
Milana Reserve Apartments	10,012	3,605	14,828	285	3,605	15,113	18,718	(1,291)	1985	10/1/2012
Landmark at Grand Palms	20,222	10,985	30,309	376	10,985	30,685	41,670	(2,928)	1988	10/31/2012
Courtyards on the River	11,510	2,607	12,356	595	2,607	12,951	15,558	(961)	1972	7/1/2013
Avondale by the Lakes	11,665	3,298	14,298	389	3,298	14,687	17,985	(847)	1973	7/25/2013
Landmark at Savoy Square	6,733	1,797	7,769	201	1,797	7,970	9,767	(457)	1970	8/16/2013
Landmark at Grayson Park	15,430	4,802	25,424	193	4,802	25,617	30,419	(1,508)	1988	10/3/2013
Landmark at Avery Place	9,077	3,257	14,362	119	3,257	14,481	17,738	(670)	1981	11/26/2013
Tampa, FL	84,649	30,351	119,346	2,158	30,351	121,504	151,855	(8,662)
Residences at Braemar	8,415	1,564	13,718	336	1,564	14,054	15,618	(4,054)	2005	6/29/2007
Landmark at Brighton Colony	24,230	2,869	26,128	102	2,869	26,230	29,099	(1,528)	2008/2012	2/28/2013

LANDMARK APARTMENT TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
December 31, 2014

Landmark at Greenbrooke Commons	24,732	3,824	28,529	122	3,824	28,651	32,475	(1,630)	2005/2008	2/28/2013
Landmark at Mallard Creek	13,883	2,591	16,120	1,095	2,591	17,215	19,806	(1,161)	1999	3/28/2013
Victoria Park	—	4,730	14,612	262	4,730	14,874	19,604	(1,064)	1990	4/30/2013
Landmark at Monaco Gardens	14,600	2,963	17,917	1,168	2,963	19,085	22,048	(1,311)	1990	6/28/2013
Grand Terraces	—	2,130	12,934	119	2,130	13,053	15,183	(775)	1999/2002	7/1/2013
Stanford Reserve	11,252	2,546	11,541	1,018	2,546	12,559	15,105	(844)	1984	7/1/2013
Landmark at Chesterfield	10,563	3,533	15,070	76	3,533	15,146	18,679	(598)	1984	1/7/2014
Charlotte, NC	107,675	26,750	156,569	4,298	26,750	160,867	187,617	(12,965)
Creekside Crossing	17,000	5,233	20,699	342	5,233	21,041	26,274	(5,108)	2003	6/26/2008
Kedron Village	—	4,057	26,144	510	4,057	26,654	30,711	(7,195)	2001	6/27/2008
Landmark at Creekside Grand	26,634	4,127	48,455	267	4,127	48,722	52,849	(4,036)	2005	10/4/2012
Parkway Grand	19,097	6,142	22,803	234	6,142	23,037	29,179	(1,962)	2002	11/8/2012
Landmark at Grand Oasis	28,120	6,465	40,254	110	6,465	40,364	46,829	(1,378)	1997	1/7/2014
Landmark at Coventry Pointe	16,454	3,801	23,691	130	3,801	23,821	27,622	(804)	2002	1/7/2014
Landmark at Bella Vista	—	6,556	23,752	318	6,556	24,070	30,626	(811)	1985	1/15/2014
Atlanta, GA	107,305	36,381	205,798	1,911	36,381	207,709	244,090	(21,294)
Landmark at Magnolia Glen	34,744	1,351	70,442	1,170	1,351	71,612	72,963	(7,016)	1996	10/19/2012
Landmark at Lancaster Place (5)	10,344	538	16,315	81	538	16,396	16,934	(699)	2006	10/16/2013
Landmark at Deerfield Glen	13,101	2,564	18,903	222	2,564	19,125	21,689	(862)	1972	11/26/2013
Birmingham, AL	58,189	4,453	105,660	1,473	4,453	107,133	111,586	(8,577)
Arboleda Apartments	16,353	4,051	25,928	387	4,051	26,315	30,366	(6,019)	2007	3/31/2008
Landmark at Barton Creek	25,447	10,201	25,718	25	10,201	25,743	35,944	(1,667)	1980	6/28/2013
Landmark at Prescott Woods	14,797	7,449	15,828	1,324	7,449	17,152	24,601	(909)	1986	7/23/2013
Austin, TX	56,597	21,701	67,474	1,736	21,701	69,210	90,911	(8,595)
Esplanade Apartments	8,687	1,079	14,566	368	1,079	14,934	16,013	(1,312)	2008	9/14/2012
Landmark at Stafford Landing	26,100	5,971	25,883	2,254	5,971	28,137	34,108	(1,352)	1997/1999	7/31/2013
Landmark at Woodland Trace	14,504	3,009	20,889	173	3,009	21,062	24,071	(1,130)	1988/2005	10/3/2013
Landmark at West Place	24,584	5,626	31,567	80	5,626	31,647	37,273	(307)	2002	9/4/2014
Orlando, FL	73,875	15,685	92,905	2,875	15,685	95,780	111,465	(4,101)
Landmark at Wynton Pointe	19,233	5,653	25,654	1,572	5,653	27,226	32,879	(1,343)	1989	7/23/2013
Landmark at Glenview Reserve	14,010	2,856	17,828	2,290	2,856	20,118	22,974	(855)	1988/1989	9/9/2013
Landmark at Lyncrest Reserve	14,230	3,680	16,922	1,280	3,680	18,202	21,882	(790)	1984/1985	9/20/2013
Nashville, TN	47,473	12,189	60,404	5,142	12,189	65,546	77,735	(2,988)
Lexington on the Green	17,917	3,418	18,385	893	3,418	19,278	22,696	(1,237)	1979	7/3/2013
Caveness Farms	21,606	2,896	22,386	127	2,896	22,513	25,409	(1,397)	1998	7/3/2013
Grand Arbor Reserve	16,645	3,036	18,061	246	3,036	18,307	21,343	(979)	1968	8/20/2013
Raleigh, NC	56,168	9,350	58,832	1,266	9,350	60,098	69,448	(3,613)

LANDMARK APARTMENT TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
December 31, 2014

Walker Ranch Apartment Homes	20,000	3,025	28,273	436	3,025	28,709	31,734	(8,740)	2004	10/31/2006
Hidden Lake Apartment Homes	19,218	3,031	29,540	825	3,031	30,365	33,396	(7,552)	2004	12/28/2006
San Antonio, TX	39,218	6,056	57,813	1,261	6,056	59,074	65,130	(16,292)
Grand Isles at Baymeadows	—	6,189	25,407	171	6,189	25,578	31,767	(2,190)	1988	11/8/2012
Fountain Oaks	5,780	803	5,754	582	803	6,336	7,139	(538)	1987	7/1/2013
Landmark at Maple Glen	14,195	3,689	27,888	116	3,689	28,004	31,693	(1,017)	1988	1/15/2014
Jacksonville, FL	19,975	10,681	59,049	869	10,681	59,918	70,599	(3,745)
Park at Northgate	10,295	1,870	14,958	708	1,870	15,666	17,536	(4,875)	2002	6/12/2007
Landmark at Emerson Park	22,670	3,802	26,032	264	3,802	26,296	30,098	(2,288)	2008	8/30/2012
Houston, TX	32,965	5,672	40,990	972	5,672	41,962	47,634	(7,163)
Landmark at Grand Meadows	6,090	2,101	9,022	251	2,101	9,273	11,374	(998)	1974	10/11/2012
Landmark at Ocean Breeze	6,000	1,124	7,132	114	1,124	7,246	8,370	(448)	1985	8/16/2013
Melbourne, FL	12,090	3,225	16,154	365	3,225	16,519	19,744	(1,446)
Reserve at Mill Landing	12,352	2,042	20,994	308	2,042	21,302	23,344	(2,126)	2000	11/6/2012
Reserve at River Walk	—	2,262	12,392	129	2,262	12,521	14,783	(832)	1992	4/30/2013
Landmark at Pine Court	15,600	2,900	16,605	1,054	2,900	17,659	20,559	(621)	1989	1/23/2014
Columbia, SC	27,952	7,204	49,991	1,491	7,204	51,482	58,686	(3,579)
The Heights at Olde Towne	10,228	2,513	14,957	1,238	2,513	16,195	18,708	(3,818)	1972	12/21/2007
The Myrtles at Olde Towne	19,625	3,698	33,319	527	3,698	33,846	37,544	(7,512)	2004	12/21/2007
Overlook At Daytona	15,910	4,986	17,071	366	4,986	17,437	22,423	(1,386)	1961	8/28/2012
Landmark at Battleground Park	10,477	1,675	12,624	956	1,675	13,580	15,255	(582)	1990	9/9/2013
Andros Isles	29,406	4,635	42,529	16	4,635	42,545	47,180	(841)	2012	6/4/2014
Other	85,646	17,507	120,500	3,103	17,507	123,603	141,110	(14,139)
Seabreeze Daytona Undeveloped Land	—	2,100	—	—	2,100	—	2,100	—	—	8/28/2012
Lancaster Place Undeveloped Land	—	290	—	—	290	—	290	—	—	10/16/2013
Corporate	—	—	—	1,485	—	1,485	1,485	(277)	—	11/5/2010
Total	$1,013,508	$278,885	$1,551,922	$44,996	$278,885	$1,596,918	$1,875,803	$(148,298)

(1)	The cost capitalized subsequent to acquisition is net of dispositions.

(2)	The changes in total real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Total Real Estate	Accumulated Depreciation
Balance as of December 31, 2011	$388,281	$49,435
Acquisitions	400,206	—
Additions	2,670	16,154
Dispositions	—	—
Balance as of December 31, 2012	$791,157	$65,589
Acquisitions	764,782	—
Additions	16,961	36,597
Dispositions	(72,467)	(12,266)

LANDMARK APARTMENT TRUST OF AMERICA, INC.
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
December 31, 2014

Balance as of December 31, 2013	$1,500,433	$89,920
Acquisitions	395,829	—
Additions	26,387	61,092
Dispositions	(46,846)	(2,714)
Balance as of December 31, 2014	$1,875,803	$148,298

(3)	The net tax value of our real estate for federal income tax purposes is estimated to be $1.2 billion.

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

(5)
Landmark at Lancaster Place had a change in the allocation of the purchase price in the second quarter of 2014 due to information received which confirmed the value of the assets and liabilities assumed in the acquisition. The effect was to increase land by $54,000 and decrease buildings and improvements by $110,000. Total 2014 property acquisitions are affected by this allocation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24th day of March, 2015.

Landmark Apartment Trust, Inc.

By:	/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr.
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ STANLEY J. OLANDER, JR.	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	March 24, 2015
Stanley J. Olander, Jr.

By	/s/ EDWARD M. KOBEL	Chairman of the Board of Directors	March 24, 2015
Edward M. Kobel

By	/s/ GLENN W. BUNTING, JR.	Director	March 24, 2015
Glenn W. Bunting, Jr.

By	/s/ RONALD D. GAITHER	Director	March 24, 2015
Ronald D. Gaither

By	/s/ KARL FREY	Director	March 24, 2015
Karl Frey

By	/s/ MICHAEL NASH	Director	March 24, 2015
Michael Nash

By	/s/ MICHAEL SALKIND	Director	March 24, 2015
Michael Salkind

By	/s/ HOWARD SILVER	Director	March 24, 2015
Howard Silver

EXHIBIT INDEX
Our company and our operating partnership are named Landmark Apartment Trust, Inc. and Landmark Apartment Trust Holdings, LP, respectively. Originally, our company and our operating partnership were known as NNN Apartment REIT, Inc. and NNN Apartment REIT Holdings, L.P., respectively. Following the merger of NNN Realty Advisors, Inc. with Grubb & Ellis Company on December 7, 2007, we changed our corporate name, and the name of our operating partnership, to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Apartment REIT Holdings, L.P., respectively. On December 29, 2010, we amended our charter to change our corporate name from Grubb & Ellis Apartment REIT, Inc. to Apartment Trust of America, Inc., and we changed the name of our operating partnership from Grubb & Ellis Apartment REIT Holdings, L.P. to Apartment Trust of America Holdings, LP. On August 3, 2012, we amended our charter to change our corporate name from Apartment Trust of America, Inc., to Landmark Apartment Trust of America, Inc., and we changed the name of our operating partnership from Apartment Trust of America Holdings, LP to Landmark Apartment Trust of America Holdings, LP. On October 23, 2014 we amended our charter to change our corporate name from Landmark Apartment Trust of America, Inc. to Landmark Apartment Trust, Inc., and on October 24, 2014 we changed the name of our operating partnership from Landmark Apartment Trust of America Holdings, LP to Landmark Apartment Trust Holdings, LP. The following Exhibit List refers to the entity names used prior to such name changes, as applicable, in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2
Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.4
Articles Supplementary designating the Series D Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.5
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.6
Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.7
Articles Supplementary designating the Series E Common Stock, par value $0.01 per share (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.8
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.9
Articles of Amendment to Articles of Amendment and Restatement of Landmark Apartment Trust, Inc., dated October 23, 2014 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

3.10	Third Amended and Restated Bylaws (included as Exhibit 3.4 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.11	Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2014, and incorporated herein by reference)

3.12	Second Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 25, 2014, and incorporated herein by reference)

3.13	Third Amendment to Third Amended and Restated Bylaws (included as Exhibit 3.2 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

3.14	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference)

3.15
First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010 and incorporated herein by reference)

3.16
Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP entered into by Apartment Trust of America, Inc., as the general partner of the partnership (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011, and incorporated herein by reference)

3.17
Third Amendment to Agreement of Limited Partnership of Apartment Trust [of America] Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.18
Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.19
Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.20
Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference)

3.21
Seventh Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

3.22
Eighth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.3 to our Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference)

4.1
Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011 and incorporated herein by reference)

4.2+
2006 Incentive Award Plan of Landmark Apartment Trust of America, Inc., as amended and restated effective May 13, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference)

4.3
Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.4
Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.5	Form of Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated by reference herein)

4.6
Non-Detachable Warrant to Purchase Shares of Common Stock, dated February 27, 2013, (included as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

4.7
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

4.9+	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

4.10+	Form of Long Term Incentive Plan Unit Vesting Award Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.1
Credit Agreement, dated March 7, 2013, by and among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference)

10.2*
First Amendment, dated June 12, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America and the lenders and guarantors party thereto

10.3
Second Amendment, dated as of June 28, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America and the lenders and guarantors party thereto (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

10.4
Third Amendment, dated as of October 9, 2013, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference)

10.5
Fourth Amendment and Waiver, dated as of January 15, 2014, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust of America Holdings, LP, as the borrower, Landmark Apartment Trust of America, Inc., as guarantor, Bank of America, N.A., as administrative agent, and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference)

10.6
Fifth Amendment to Credit Agreement, dated as of January 22, 2014, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

10.7
Sixth Amendment to Credit Agreement, dated as of June 11, 2014, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (included as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 14, 2014 and incorporated herein by reference)

10.8
Seventh Amendment to Credit Agreement, dated as of March 6, 2015, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 11, 2015 and incorporated herein by reference)

10.9*
Eighth Amendment and Waiver, dated as of March 23, 2015, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto

10.10
Second Amended and Restated Promissory Note in favor of Citibank, N.A., dated January 15, 2014 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 22, 2014, and incorporated herein by reference)

10.11
Second Amended and Restated Promissory Note in favor of Bank of America, N.A., dated January 15, 2014 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 22, 2014, and incorporated herein by reference)

10.12
Asset Purchase and Contribution Agreement, dated March 13, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.13*
First Amendment to Asset Purchase and Contribution Agreement, dated May 2, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (filed herewith)

10.14
Second Amendment to Asset Purchase and Contribution Agreement, dated December 20, 2013, by and among Elco Landmark Residential Management LLC, Elco Landmark Residential Holdings LLC, Elco Landmark Residential Holdings II LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.15
Master Contribution and Recapitalization Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.16
Interest Contribution Agreement (Overlook at Daytona), dated as of August 3, 2012, by and among Apartment Trust of America Inc., Apartment Trust of America Holdings, LP, ADMG Diplomatic Partners, LP, SFLP Diplomatic, LLC, and Elco Landmark Residential Management, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.17
Interest Contribution Agreement (Seabreeze Daytona Marina), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Joseph Lubeck and Elco Landmark Residential Management, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.18
Interest Contribution Agreement (Creekside Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco LR OPT II, LP, Creekside Investors LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.19
Interest Contribution Agreement (Reserve at Mill Landing), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Century Mill Investors and Elco Landmark Residential Management, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.20
Interest Contribution Agreement (Lofton Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.21
Interest Contribution Agreement (Milana Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.22
Interest Contribution Agreement (Parkway Grand), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.23
Interest Contribution Agreement (Crestmont Reserve), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.24
Interest Contribution Agreement (Kensington Station), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.25
Interest Contribution Agreement (Palisades at Bear Creek), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.26
Interest Contribution Agreement (Monterra Pointe), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.27
Interest Contribution Agreement (Richmond on the Fairway), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Kings Carlyle Club Mezz, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.28
Interest Contribution Agreement (Landmark at Grand Palms), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Grand Palms Management, LLC and Legacy Grand Palms LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.29
Interest Contribution Agreement (Landmark at Ridgewood Preserve, Landmark at Heritage Place, and Manchester Park), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark Arlington Management, LLC and Legacy Arlington, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.30
Interest Contribution Agreement (Grand Isles at Bay Meadows), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.31
Interest Contribution Agreement (Landmark at Grand Meadows - Grand Meadow Holdings), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Grand Meadow Holdings, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.32
Interest Contribution Agreement (Landmark at Grand Meadows - Gilco 2), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC and Gilco 2, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.33
Interest Contribution Agreement (Grand Galleria), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, Elco Landmark Residential Management, LLC, Elco Landmark at Birmingham Management, LLC and Legacy Galleria, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.34
Interest Contribution Agreement (Bay Breeze Villas), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Bay Breeze, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.35
Interest Contribution Agreement (Esplanade Apartments), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC, DK Esplanade, LLC and DK Esplanade II, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.36
Interest Contribution Agreement (Andros Isles), dated as of August 3, 2012, by and among Apartment Trust of America, Inc., Apartment Trust of America Holdings, LP, DeBartolo Development, LLC and DK Gateway Andros II, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.37	Form of Tax Protection Agreement (included as Exhibit 10.23 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.38
Form of Management Support Services Agreement between ATA Property Management, LLC and Elco Landmark Residential Management, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

10.39
Securities Purchase Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership, DK Landmark, LLC and Elco Landmark Residential Holding LLC (including the form of Warrant issued to 2335889 Limited Partnership and DK Landmark, LLC) (included as Exhibit 10.25 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.40
Advisory Termination Agreement, dated August 3, 2012, by and among Apartment Trust of America, Inc., ROC REIT Advisors, LLC and the other signatories party thereto (included as Exhibit 10.27 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.41+
Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.28 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.42
Employment Agreement, dated as of July 21, 2014, by and between Landmark Apartment Trust of America, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.43+
Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Gustav G. Remppies (included as Exhibit 10.29 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.44+
Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and B. Mechelle Lafon (included as Exhibit 10.30 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.45+
Employment Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.31 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.46
Employment Agreement, dated as of July 21, 2014, by and between Landmark Apartment Trust of America, Inc. and Joseph G. Lubeck (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.47
Separation Agreement and General Release dated January 22, 2015 by and between Landmark Apartment Trust, Inc. and Joseph G. Lubeck (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference)

10.48	Form of Loan Indemnification Agreement (Elco) (included as Exhibit 10.35 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.49	Form of Loan Indemnification Agreement (DeBartolo) (included as Exhibit 10.36 to our Current Report on Form 8-K filed on August 8, 2012 and incorporated herein by reference)

10.50
Second Amended and Restated Consolidated Promissory Note, dated March 21, 2012 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 and incorporated herein by reference)

10.51
Securities Purchase Agreement by and between Landmark Apartment Trust of America, Inc. and 2335887 Limited Partnership, dated February 27, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference)

10.52
Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC II), dated March 14, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.53
Restricted Limited Partnership Units Agreement (Elco Landmark Residential Holdings LLC), dated March 14, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.54
Restricted Limited Partnership Units Agreement (Elco Landmark Residential Management LLC ), dated March 14, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.55
Subordinated Promissory Note payable to Elco Landmark Residential Holdings II LLC, dated March 14, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 19, 2013 and incorporated herein by reference)

10.56
Separation Agreement and General Release dated December 15, 2014 but effective as of December 11, 2014 by and between Landmark Apartment Trust, Inc. and James G. Miller (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2014 and incorporated herein by reference)

10.57
Employment Agreement, dated as of July 23, 2014, by and between Landmark Apartment Trust of America, Inc. and James G. Miller (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.58
Employment Agreement, dated as of July 23, 2014, by and between Landmark Apartment Trust of America, Inc. and Elizabeth Truong (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 25, 2014 and incorporated herein by reference)

10.59
Separation Agreement and General Release dated January 22, 2015 by and between Landmark Apartment Trust, Inc. and Elizabeth Truong (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference)

10.60
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Preston Wood), dated April 12, 2013 (included as Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on March 31, 2013 and incorporated herein by reference)

10.61
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Barton Creek), dated April 12, 2013 (included as Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.62
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Brentwood), dated April 12, 2013 (included as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.63
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Battleground Park), dated April 12, 2013 (included as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.64
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Courtyard Villas), dated April 12, 2013 (included as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.65
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Gleneagles), dated April 12, 2013 (included as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.66
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Tanglewood), dated April 12, 2013 (included as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.67
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Park Green), dated April 12, 2013 (included as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.68
Agreement for Purchase and Sale of Real Property and Escrow Instructions (Mission Briley Parkway), dated April 12, 2013 (included as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.69
Securities Purchase Agreement, dated as of June 28, 2013, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.70
Pledge Agreement, dated as of June 28, 2013, by and between Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, iStar Apartment Holdings LLC, and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference)

10.71
Amended and Restated Corporate Governance Agreement, dated as of January 7, 2014, by and among Landmark Apartment Trust of America, Inc., ELCO Landmark Residential Holdings LLC, 2335887 Limited Partnership, DK Landmark, LLC, iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.72
Master Contribution Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.73
Interest Contribution Agreement, dated July 1, 2013 (Grand Terraces and Stanford Reserve) (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.74	Interest Contribution Agreement, dated July 1, 2013 (Fountain Oaks) (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.75	Interest Contribution Agreement, dated July 1, 2013 (Courtyards on the River) (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.76	Interest Contribution Agreement, dated July 1, 2013 (Caveness and Lexington) (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.77	Interest Contribution Agreement, dated July 25, 2013 (Avondale) (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)

10.78
Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco LR OPT II REIT LP and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.79
Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between MB Equity Holdings Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.80
Assignment and Assumption of Purchase Agreement, dated July 1, 2013, by and between Elco Landmark Residential Holdings, LLC and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.8 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.81
Tax Protection Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco LR OPT II REIT LP and Elco LR OPT II LP (included as Exhibit 10.9 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.82
Common Stock Purchase Agreement, dated July 1, 2013, by and among Landmark Apartment Trust of America, Inc., 2335887 Limited Partnership and MB Equity Holdings, Inc., as the purchasers, Elco Landmark Residential Holdings LLC and Elco Landmark Residential Holdings II, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed on July 8, 2013 and incorporated herein by reference)

10.83
Assignment and Assumption Agreement, dated December 20, 2013, by and among Elco Landmark Residential Holdings II LLC, Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.84
Payment Agreement, dated December 20, 2013, by and among Elco Landmark Residential Holdings II LLC, Landmark Apartment Trust of America, Inc. and Landmark Apartment Trust of America Holdings, LP (included as Exhibit 10.3 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.85
Restricted Shares Agreement, dated December 20, 2013, by and among Landmark Apartment Trust of America, Inc. and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.86
Support Payment Agreement, dated December 20, 2013, by and among Landmark Apartment Trust of America, Inc. and Elco Landmark Residential Holdings II LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference)

10.87
Omnibus Agreement, dated December 31, 2013, by and among Landmark Apartment Trust of America, Inc., Landmark Apartment Trust of America Holdings, LP, Elco Landmark Residential Holdings LLC, Elco Holdings Ltd. and Elco North America Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2014 and incorporated herein by reference)

10.88
Securities Purchase Agreement, dated January 7, 2014, by and among Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.89
Pledge Agreement, dated January 7, 2014, by and among Landmark Apartment Trust of America Holdings, LP, Landmark Apartment Trust of America, Inc., iStar Apartment Holdings LLC and BREDS II Q Landmark LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2014 and incorporated herein by reference)

10.90
Agreement Concerning Reimbursement Of Attorneys’ Fees, Costs And Expenses, Future Attorneys’ Fees, Costs And Expenses, And Indemnification, dated as of October 16, 2014, by and between Landmark Apartment Trust of America Holdings, LP, Daytona Seabreeze, LLC, Seabreeze Daytona Marina, LLC, Joseph Lubeck and SFLP Diplomatic, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2014 and incorporated herein by reference)

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