Form 10-Q
period 2015-03-31
Landmark Apartment Trust, Inc.
filed 2015-05-15
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 11, 2015, there were 25,720,852 shares of common stock of Landmark Apartment Trust, Inc. outstanding.

Landmark Apartment Trust, Inc.
(A Maryland Corporation)

PART I
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014
(In thousands, except for share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$1,686,675	$1,727,505
Cash and cash equivalents	17,552	8,999
Accounts receivable	6,737	5,390
Other receivables due from affiliates	604	1,627
Restricted cash	22,507	28,734
Goodwill	4,579	4,579
Investments in unconsolidated entities	8,316	8,962
Identified intangible assets, net	15,025	16,464
Other assets, net	20,023	18,089
Total assets	$1,782,018	$1,820,349
LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$999,155	$1,021,683
Secured credit facility	158,420	159,176
Line of credit	9,902	3,902
Unsecured notes payable to affiliates	6,116	6,116
Series D cumulative non-convertible redeemable preferred stock with derivative	199,602	202,380
Series E cumulative non-convertible redeemable preferred stock with derivative	70,295	71,578
Accounts payable and accrued liabilities	58,471	55,386
Other payables due to affiliates	278	117
Acquisition contingent consideration	3,000	2,900
Security deposits, prepaid rent and other liabilities	7,325	7,993
Total liabilities	1,512,564	1,531,231
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 25,684,047 and 25,628,526 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	255	254
Additional paid-in capital	227,753	227,205
Accumulated other comprehensive loss	(432)	(340)
Accumulated deficit	(205,869)	(198,384)
Total stockholders’ equity	21,707	28,735
Redeemable non-controlling interests in operating partnership	221,493	233,652
Non-controlling interest partners	26,254	26,731
Total equity	269,454	289,118
Total liabilities and equity	$1,782,018	$1,820,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
For the Three Months Ended March 31, 2015 and 2014
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$54,716	$51,801
Other property revenues	8,306	7,328
Management fee income	961	958
Reimbursed income	3,492	2,432
Total revenues	67,475	62,519
Expenses:
Rental expenses	27,974	27,197
Reimbursed expense	3,492	2,432
General, administrative and other expense	6,123	6,339
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(789)	(1,683)
Acquisition-related expenses	—	3,718
Depreciation and amortization	17,886	32,044
Restructuring charges	398	—
Total expenses	55,084	70,047
Other income/(expense):
Interest expense, net	(15,735)	(15,605)
Preferred dividends classified as interest expense	(10,820)	(9,980)
Gain on sale of operating properties	2,297	—
Income/(loss) from unconsolidated entities	49	(231)
Loss on debt and preferred stock extinguishment	(2,269)	—
Loss before income tax	(14,087)	(33,344)
Income tax (expense)/benefit	(133)	443
Net loss	(14,220)	(32,901)
Less: Net loss attributable to redeemable non-controlling interest in operating partnership	8,900	19,149
Net (income)/loss attributable to non-controlling interest partners	(191)	1,483
Net loss attributable to common stockholders	$(5,511)	$(12,269)
Other comprehensive loss:
Change in cash flow hedges	(356)	(279)
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	149	115
Change in cash flow hedges attributable to non-controlling interest partners	115	90
Comprehensive loss attributable to common stockholders	$(5,603)	$(12,343)

Net loss per share of common stock attributable to common stockholders — basic and diluted	$(0.22)	$(0.49)
Weighted average number of shares of common stock outstanding — basic and diluted	25,472,860	25,218,263
Weighted average number of common units held by non-controlling interests — basic and diluted	40,635,030	38,215,768
Distributions declared per share of common stock	$0.08	$0.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Non- Controlling Interest Partners	Total Equity
	Number of Shares	Amount
Balance - December 31, 2014	25,628,526	$254	$227,205	$(340)	$(198,384)	$28,735	$233,652	$26,731	$289,118
Change in cash flow hedges	—	—	—	(92)	—	(92)	(149)	(115)	(356)
Offering costs	—	—	(2)	—	—	(2)	—	—	(2)
Amortization of nonvested restricted common stock	—	—	98	—	—	98	—	—	98
Issuance of common stock under the DRIP	55,521	1	452	—	—	453	—	—	453
Distributions	—	—	—	—	(1,974)	(1,974)	(3,110)	(553)	(5,637)
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(8,900)	—	(8,900)
Net income attributable to non-controlling interest partners	—	—	—	—	—	—	—	191	191
Net loss attributable to common stockholders	—	—	—	—	(5,511)	(5,511)	—	—	(5,511)
Balance - March 31, 2015	25,684,047	$255	$227,753	$(432)	$(205,869)	$21,707	$221,493	$26,254	$269,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,220)	$(32,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	18,550	33,095
Gain on sale of operating properties	(2,297)	—
Loss on debt and preferred stock extinguishment	2,269	—
Deferred income tax benefit	—	(443)
Accretion expense related to preferred stock	1,716	1,513
Changes in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(789)	(1,683)
Equity based compensation, net of forfeitures	98	315
Bad debt expense	575	665
(Income)/loss from unconsolidated entities	(49)	404
Unconsolidated entity distributions	—	181
Changes in operating assets and liabilities:
Increase in operating assets	4	(2,927)
Increase in operating liabilities	2,117	3,501
Net cash provided by operating activities	7,974	1,720
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties, net	—	(84,327)
Proceeds from the sale of operating properties, net	22,281	—
Capital expenditures	(1,632)	(12,188)
Return of investment from unconsolidated entities	632	—
Change in deposits on real estate acquisitions	—	261
Change in restricted cash — capital replacement reserves	2,216	(3,004)
Net cash provided by/(used in) investing activities	23,497	(99,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	—	15,600
Payments on mortgage loan payables	(14,939)	(2,596)
Net proceeds on line of credit	6,000	2,629
Net (repayment)/proceeds on secured credit facility	(756)	20,700
Proceeds from the issuance of redeemable preferred stock	—	68,000
Redemption of preferred stock	(5,566)	—
Payment of yield maintenance prepayment penalties and deferred financing costs	(2,472)	(2,664)
Payment of offering costs	(2)	(3)
Distributions paid to common stockholders	(1,471)	(1,329)
Distributions paid to holders of LTIP Units	(49)	(54)
Distributions to non-controlling interest partners	(553)	(292)
Distributions paid to redeemable non-controlling interests in operating partnership	(3,110)	(2,740)
Net cash (used in)/provided by financing activities	(22,918)	97,251
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,553	(287)
Cash and cash equivalents — Beginning of period	8,999	4,349
Cash and cash equivalents — End of period	$17,552	$4,062
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and secured credit facility	$13,314	$12,198
Interest on preferred stock	$6,766	$5,759
State income taxes	$133	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$366	$—
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties, net	$—	$150,975
Release of mortgage loan payable on the sale of properties	$6,704	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$—	$54,622
Issuance of common stock under the DRIP	$453	$561
Issuance of redeemable non-controlling interests in operating partnership due to reinvestment of distribution	$—	$104
Fair value of non-controlling interest partner's interest in acquired properties	$—	$26,501
Distributions declared but not paid on common stock	$642	$631
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$1,036	$1,004
Change in other comprehensive operations	$(357)	$(279)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2015
The use of the words “the company,” “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. and its subsidiaries, including Landmark Apartment Trust Holdings, LP, except where the context otherwise requires.

1.	Organization and Description of Business
Landmark Apartment Trust, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through Landmark Apartment Trust Holdings, LP, or our operating partnership. We are in the business of acquiring, owning and managing a diverse portfolio of quality properties with stable cash flows and growth potential in the Sunbelt region, which comprises the South and certain Texas markets of the United States. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes and we intend to continue to meet the requirements for qualification and taxation as a REIT.
As of March 31, 2015, we consolidated 75 properties, including six properties held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 23,492 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these properties as our consolidated properties, all of which we manage.
As of March 31, 2015, we also managed 26 properties, in two of which we own a direct minority interest (held through unconsolidated joint ventures), and eight of which are owned by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, or Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these ten communities as our managed equity investment properties, which have an aggregate of 3,446 apartment units at March 31, 2015. As of April 14, 2015, the Timbercreek Fund sold one of the managed equity investment properties. The remaining 16 properties, which have an aggregate of 5,560 apartment units, are owned by one or more third parties, including certain entities affiliated with Elco Landmark Residential Holdings, LLC’s, or ELRH, and we refer to these as our managed third party properties. As of April 1, 2015, we transferred the property management for 11 of our 16 formerly managed third party properties to affiliates of their owners.
All of our consolidated and managed properties are managed by LATPM, LLC, or our property manager.
These financial statements have not been audited. Amounts as of December 31, 2014 included in these financial statements have been derived from the audited consolidated financial statements as of that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations for reporting on Form 10-Q. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these financial statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2.	Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.
Certain prior year amounts have been reclassified to conform to the current year presentation due to the breakout of the change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration from general, administrative and other expense and the addition of property lease expense into general, administrative and other expenses.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Income Taxes
For federal income tax purposes, we have elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2006, and we intend to continue to be taxed as a REIT. To qualify as a REIT for federal income tax purposes, we must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual taxable income, excluding net capital gains. As a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. We are subject to state and local income taxes in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain of our activities must be conducted by subsidiaries that elect to be treated as taxable REIT subsidiaries, or TRSs. TRSs are subject to both federal and state income taxes.
Our property manager is organized as a TRS and accordingly is subject to income taxation. During the second quarter of 2014, we determined that it is more likely than not that the deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. As of March 31, 2015 and December 31, 2014, the valuation allowance was $1.5 million and $1.1 million, respectively. It is expected that any future net deferred tax assets will continue to be offset by a valuation allowance until the property manager establishes a pattern of profitability. To the extent the property manager generates consistent income, we may reduce the valuation allowance in the period such determination is made.
Income tax (expense)/benefit of ($133,000) and $443,000 was recognized for the three months ended March 31, 2015 and 2014, respectively, which included state income tax expense of ($133,000) and $0 for the respective periods.
As of March 31, 2015, total net operating loss carry forward for federal income tax purposes was approximately $67 million and $6.1 million for our company and our TRS, respectively. The net operating loss carry forwards will expire beginning 2026 and 2031 for our company and our TRS, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting standards update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. We are currently evaluating to determine the potential impact, if any, that the adoption of ASU 2014-09 will have on our financial position and results of operations.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)," effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We are currently evaluating the potential impact, if any, that the adoption of ASU 2014-15 will have on our footnote disclosures.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)," effective for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. We are currently evaluating to determine the potential impact, if any, the adoption of ASU 2015-02 will have on our financial position and results of operations.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," effective for the annual reporting periods beginning after December 15, 2015. The standard simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance will only impact financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3.	Real Estate Investments
Our investments in our consolidated owned properties, net consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land	$273,790	$278,885
Land improvements	135,592	137,646
Building and improvements(1)	1,402,464	1,420,815
Furniture, fixtures and equipment	38,083	38,457
	1,849,929	1,875,803
Less: accumulated depreciation	(163,254)	(148,298)
	$1,686,675	$1,727,505

(1)	Includes $772,000 and $2.5 million of direct construction costs in progress as of March 31, 2015 and December 31, 2014, respectively.
Depreciation expense for the three months ended March 31, 2015 and 2014 was $16.4 million and $14.3 million, respectively.

Real Estate Acquisitions
We did not complete any acquisitions during the three months ended March 31, 2015.

4.	Real Estate Disposition Activities
During the three months ended March 31, 2015, we sold two properties, Avondale by the Lakes and Landmark at Savoy Square, with an aggregate of 486 apartment units for a combined purchase price of $31.6 million. As of the date of disposal, the properties had a net carrying value of $26.4 million. One of the mortgage loans, in the aggregate amount of $6.7 million, was directly assumed by the buyer. We incurred expenses and adjustments of $2.6 million associated with the dispositions. Our gain on the sale of the properties was $2.3 million, net of $1.7 million in taxes due related to a tax protection agreement during the three months ended March 31, 2015 for a prior year disposition. Of the $2.3 million of loss on debt and preferred stock extinguishment, $2.0 million relates to a yield maintenance prepayment penalty for the repayment of the mortgage debt paid directly to lenders. The remainder relates to the early extinguishment of the Series D Preferred Stock and Series E Preferred Stock. See Note 8 - Preferred Stock and Warrants to Purchase Common Stock.
During the three months ended March 31, 2014 , there were no properties sold.

5.	Investments in Unconsolidated Entities
As of March 31, 2015 and December 31, 2014, we held non-controlling interests in the following investments which are accounted for under the equity method (in thousands, except unit data):

Investment Description	Date Acquired	Number of Units	Total Investment at March 31, 2015	Total Investment at December 31, 2014	Percentage Ownership at March 31, 2015
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$581	$955	20%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	3,275	3,460	20%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	4,460	4,547	8.7%
Total investments			$8,316	$8,962

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

On November 18, 2013, we acquired an equity interest in the Landmark at Waverly Place property from affiliates of ELRH. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Waverly Place, LLC, the entity that owns the Landmark at Waverly Place property. The difference between the carrying value and underlying equity in the net assets at March 31, 2015 and December 31, 2014 was $460,000 and $463,000, respectively.
On December 6, 2013, we acquired an equity interest in the Fountains property from affiliates of ELRH. We own a 20% non-controlling interest and our joint venture partner owns an 80% controlling interest in Landmark at Garden Square, LLC, the entity that owns The Fountains property. The difference between the carrying value and underlying equity in the net assets at March 31, 2015 and December 31, 2014 was $830,000 and $839,000, respectively.
On December 20, 2013, in conjunction with the ELRM Transaction (as defined below), we purchased 500,000 Class A Units in Timbercreek Holding from Elco Landmark Residential Holdings II, LLC, or ELRH II, an affiliate of ELRH, for consideration in the amount of $5 million consisting of the issuance of 613,497 of shares of our common stock, therefore, becoming a limited partner in Timbercreek Holding. At March 31, 2015, we indirectly owned approximately 8.7% of the limited partnership interest in the Timbercreek Fund. On March 14, 2013, we completed the acquisition of certain assets constituting the management operations of ELRH, and certain of its affiliates, or, collectively, the ELRM Parties, and acquired the management operations of the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. We refer to this acquisition as the ELRM Transaction.

6.	Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $0 and $788,000 as of March 31, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 0 months and 3 months as of March 31, 2015 and December 31, 2014, respectively)	$—	$591
Trade name and trade marks (indefinite lives)	200	200
Property management contracts, net of accumulated amortization of $6 million and $5.2 million as of March 31, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 77.4 months and 80.4 months as of March 31, 2015 and December 31, 2014, respectively)	14,825	15,673
	$15,025	$16,464

As of March 31, 2015 and December 31, 2014, we had below market lease intangibles, net, of $0 and $31,000, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. We amortize our net below market lease intangibles on a straight-line basis as an increase to rental income.
Amortization expense recorded on the identified intangible assets, net for the three months ended March 31, 2015 and 2014 was $1.4 million and $17.8 million, respectively.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

7.	Debt

The following is a summary of our secured and unsecured debt, net of premium at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Mortgage loan payables — fixed	$734,727	$755,576
Mortgage loan payables — variable	257,138	257,932
Total secured fixed and variable rate debt	991,865	1,013,508
Premium, net	7,290	8,175
Total mortgage loan payables, net	999,155	1,021,683
Secured credit facility	158,420	159,176
Line of credit	9,902	3,902
Total secured fixed and variable rate debt, net	$1,167,477	$1,184,761
Unsecured notes payable to affiliates	$6,116	$6,116

Scheduled payments and maturities of secured and unsecured debt at March 31, 2015 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2015(2)	$11,060	$125,851	$500
2016	11,149	400,068	—
2017	9,726	99,725	—
2018	8,385	105,210	5,616
2019	6,975	73,278	—
Thereafter	39,974	268,786	—
	$87,269	$1,072,918	$6,116

(1)	Secured note payments are comprised of the normal principal payments for mortgage loan payables and the secured credit facility.

(2)
Included is maturing debt in the second quarter of 2015 of $67.9 million which has been refinanced or extended subsequent to March 31, 2015. Also included in maturing debt for the third and fourth quarters of 2015 is $39.1 million, and $9.1 million, respectively. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities.

Mortgage Loan Payables, Net
Mortgage loan payables, net were $999.2 million ($991.9 million, excluding premium) and $1.022 billion ($1.014 billion, excluding premium) as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had 52 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.77% to 6.58% per annum and a weighted average effective interest rate of 4.53% per annum. As of March 31, 2015, we had $742.0 million ($734.7 million, excluding premium) of fixed rate debt, or 74.3% of mortgage loan payables, net at a weighted average interest rate of 5.23% per annum and $257.1 million of variable rate debt, or 25.7% of mortgage loan payables, net at a weighted average effective interest rate of 2.51% per annum. As of December 31, 2014, we had 54 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.76% to 6.58% per annum, and a weighted average effective interest rate of 4.53% per annum. As of December 31, 2014, we had $763.8 million ($755.6 million, excluding premium) of fixed rate debt, or 74.8% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum and $257.9 million of variable rate debt, or 25.2% of mortgage loan payables, net at a weighted average effective interest rate of 2.52% per annum.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

We are required by the terms of certain loan documents to meet certain financial covenants, including leverage and liquidity tests, and comply with certain financial reporting requirements. We expect to remain in compliance with all covenants for the next 12 months.
Most of the mortgage loan payables may be prepaid in whole but not in part, subject to prepayment premiums and certain tax protection agreements that we are a party to. As of March 31, 2015, 19 of our mortgage loan payables had monthly interest-only payments, while 45 of our mortgage loan payables as of March 31, 2015 had monthly principal and interest payments.
Secured Credit Facility
The secured facility with Bank of America, N.A. and certain other lenders, or the Secured Credit Facility, is in the aggregate maximum principal amount of $180.0 million and the amount available is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all properties. As of March 31, 2015, we had $158.4 million outstanding under the Secured Credit Facility and 13 of our properties were pledged as collateral. Although $14.1 million is currently available under the Secured Credit Facility, based on a prior draw up to $165.9 million during the year ended December 31, 2014, subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016.
The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, we and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to extend the maturity date to January 4, 2016, and amend certain covenants. As amended, the Secured Credit Facility includes certain financial covenants, including a consolidated leverage ratio, which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value and a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00. As of March 31, 2015 we were in compliance with all such requirements. We expect to remain in compliance with all covenants for the next 12 months.
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
All borrowings under the Secured Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of March 31, 2015, our annual interest rate was 3.43% on principal outstanding of $158.4 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%.
Line of Credit
On January 22, 2014, we entered into an agreement with Bank Hapoalim, as lender, for a revolving line of credit, or our revolving line of credit, in the aggregate principal amount of up to $10.0 million to be used for our working capital and general corporate purposes. Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to extend the maturity date to January 4, 2016 and amend certain covenants. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations, or FFO, covenant which requires us to achieve FFO of at least $1.00 in each fiscal year. We expect to remain in compliance with all covenants for the next 12 months. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral, which is recorded in restricted cash on the unaudited condensed consolidated balance sheet. As of March 31, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of March 31, 2015, our annual interest rate was 3.43%.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Unsecured Notes Payable to Affiliates
On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to ELRH II in the principal amount of $10.0 million. On December 20, 2013, we repaid $5.0 million of the outstanding principal amount on the note by issuing to ELRH II 613,497 shares of restricted common stock. Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to ELRH II unsecured promissory notes in the aggregate principal amount of $616,000. These unsecured notes payable to affiliates mature on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.
As of March 31, 2015 and December 31, 2014, the outstanding principal amount under the unsecured note payable to Legacy Galleria, LLC, or the Legacy Unsecured Note, was $500,000. The Legacy Unsecured Note was issued as part of the purchase of the Landmark at Magnolia Glen property on October 19, 2012. The Legacy Unsecured Note matures on August 3, 2015. Interest is payable monthly at an annual rate based on a benchmark index from the limited partnership unit distributions dividend rate or 3.68%. On July 31, 2013, Legacy Galleria, LLC became our affiliate in connection with the joint venture transaction with Legacy at Stafford Landing, LLC, our joint venture partner, and, therefore, the Legacy Unsecured Note was recorded as an unsecured note payable to affiliates in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.
Deferred Financing Cost, Net
As of March 31, 2015 and December 31, 2014, we had $9.5 million and $10.7 million, respectively, in deferred financing costs, net of accumulated amortization of $11.5 million and $10.4 million, respectively. Deferred financing costs, net are included in other assets, net on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.
Amortization expense recorded on the deferred financing costs for the three months ended March 31, 2015 and 2014 was $1.5 million and $1.9 million, respectively.

8.    Preferred Stock and Warrants to Purchase Common Stock
Series D Preferred Stock
As of March 31, 2015 and December 31, 2014, we had issued an aggregate of 20,586,252 shares and 20,976,300 shares, respectively, of our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, at $10.00 per share, for an aggregate of $205.9 million and $209.8 million, respectively. On January 23, 2015, we used $4.3 million of sale proceeds, from the sale of the Richmond on the Fairway property in 2014, to redeem 390,048 shares of the Series D Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS.
Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the Series D Current Dividend increased from 8.75% to 11% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series D Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series D Current Dividend on the 15th of each month. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2015 and 2014, we incurred preferred dividends classified as interest expense of $8.1 million and $7.7 million, respectively, related to the Series D Preferred Stock.
We are required to redeem all outstanding shares of the Series D Preferred Stock on June 28, 2016, subject to a one-year extension, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the agreement. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the agreement. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock.
In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreements, including a public offering of the company’s common stock, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three months ended March 31, 2015 and 2014 was $1.1 million and $979,000, respectively.
The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2014, we recorded a decrease in the fair value of the derivative of $900,000. As of March 31, 2015 and December 31, 2014, this derivative had no fair value. The Series D Preferred Stock and the derivative are presented together in the condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock with derivative in the amount of $199.6 million and $202.4 million as of March 31, 2015 and December 31, 2014, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Series E Preferred Stock
As of March 31, 2015 and December 31, 2014, we had issued an aggregate of 7,262,400 shares and 7,400,000 shares, respectively, of our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, to iStar and BREDS at a price of $10.00 per share, for an aggregate of $72.6 million and $74.0 million, respectively. The proceeds from the sale of the Series E Preferred Stock were used primarily to acquire and renovate additional properties. On January 23, 2015, the company used $1.6 million of sale proceeds, from the sale of the Richmond on Fairway property during 2014, to redeem 137,600 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS.
Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 9.25% per annum compounded monthly, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series E Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series E Current Dividend on the 15th of each month. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2015 and 2014, we incurred preferred dividends classified as interest expense of $2.7 million and $2.3 million, respectively, related to the Series E Preferred Stock.
We are required to redeem all outstanding shares of Series E Preferred Stock on June 28, 2016, subject to a one-year extension, for a cash payment to the holders of the Series E Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series E Preferred Stock agreements. Based on the requirement of redemption for cash, the Series E Preferred Stock is classified as a liability in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. Failure to redeem the Series E Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the Series E Preferred Stock agreements. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series E Preferred Stock.
In addition, in the event of a triggering event as described in the Series E Preferred Stock agreements, including a public offering of the company’s common stock, we are obligated to redeem not less than 50% of the shares of the Series E Preferred Stock then outstanding at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

approximately $6.0 million with a corresponding discount recorded to the value of the Series E Preferred Stock. The Series E Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series E Preferred Stock discount for the three months ended March 31, 2015 and 2014 was $593,000 and $534,000, respectively.
The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. As of March 31, 2015 and December 31, 2014, the fair value of this derivative was $900,000 and $1.4 million, respectively, and the change in fair value for the three months ended March 31, 2015 and 2014 was $(500,000) and $600,000, respectively. The Series E Preferred Stock and the derivative are presented together in our condensed consolidated balance sheets as Series E cumulative non-convertible redeemable preferred stock with derivative in the amount of $70.3 million and $71.6 million, respectively, as of March 31, 2015 and December 31, 2014. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Summary of Rights of Series D Preferred and Series E Preferred Stock
The Series D Preferred Stock and the Series E Preferred Stock rank senior to our common stock with respect to distribution rights, redemption rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, upon voluntary or involuntary liquidation, dissolution or winding up of our company, each holder of Series D Preferred Stock and Series E Preferred Stock is entitled to receive liquidating distributions in cash of certain expenses in an amount equal to $10.00 per share plus any accrued and unpaid dividends due under the agreement, before any distribution or payment is made to the holders of our company’s common stock.  Also, pursuant to the protective provisions of the agreements designating the Series D Preferred Stock, or the Series D Preferred Stock agreements, and Series E Preferred Stock, or the Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock agreements and Series E Preferred Stock agreements, we are required to use any proceeds from the sale of our properties or loan refinancings to redeem a portion of the Series D Preferred Stock and Series E Preferred Stock.
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
Warrants to Purchase Common Stock
In connection with the issuances of the Series A Preferred Stock and the Series B Preferred Stock, which were redeemed on June 28, 2013, we issued warrants to purchase an aggregate of $60.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering and in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).
We measured the fair value of the warrants as of March 31, 2015 and December 31, 2014 resulting in our recording $274,000 and $663,000, respectively, reflected in security deposits, prepaid rent and other liabilities in our condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2015 and 2014 , we recorded a decrease in the fair value of the warrants of $389,000 and $750,000, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

9.	Commitments and Contingencies
Litigation
The company and certain of its affiliates are named defendants in a complaint filed on August 12, 2014 in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, ROC REIT Advisors, LLC, or our former advisor, and Mr. Olander, our chief executive officer, chief financial officer, interim chief accounting officer and president, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers. On October 6, 2014, the company, our operating partnership and Mr. Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. On January 5, 2015, before the motion to quash could be heard, the plaintiffs filed a fourth amended complaint that added Mr. Remppies, our chief operating officer and our acting chief administrative officer, as a defendant.  On February 6, 2015, the company, our operating partnership, our former advisor and Messrs. Olander and Remppies filed a motion to quash service of the fourth amended complaint for lack of personal jurisdiction.  Before that motion could be heard, on March 12, 2015, the court granted the plaintiffs further leave to amend their complaint, stayed the case and moved to transfer the case to the court’s complex civil division. The case was transferred on March 27, 2015. The company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.
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
Environmental Matters
It is our policy not to purchase any property unless and until we obtain an environmental assessment, which consists of, at a minimum, a Phase I review, and unless and until we generally are satisfied with the environmental condition of the property, as determined by our management. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Acquisition Contingent Consideration
ELRM Transaction
We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets of the Timbercreek Fund, our operating partnership agreed to issue up to $10.0 million in restricted OP units to ELRH. Additionally, ELRH and certain of its affiliates had the opportunity to earn additional consideration in the form of restricted OP units and a promissory note through a contingent consideration arrangement, which is based on two events: (i) projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates and (ii) funds raised at certain target dates to acquire

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

properties in the Timbercreek Fund. As of December 31, 2014, all potential earnout opportunities available to the ELRM Parties or otherwise pursuant to the ELRM Transaction have been satisfied.
Our contingent consideration liability would change based on achieving the contingencies and the quarterly fair valuation. As of March 31, 2015 and December 31, 2014, we determined that there was no fair value of the acquisition contingent consideration. We had a decrease in the fair value of the contingent consideration of $2.4 million for the three months ended March 31, 2014, which is recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation of assets and liabilities on a recurring basis.
Landmark at Andros Isles
On June 4, 2014, we completed the acquisition of Landmark at Andros Isles, which included acquisition contingent consideration with an initial estimated fair value of $2.7 million. The acquisition contingent consideration is based on a calculation of future net operating income (which includes the payment of principal and interest on the mortgage loan payable as defined in the definitive agreements) over the four-year period subsequent to the acquisition, with a total payout not to exceed $4.0 million. As of March 31, 2015 and December 31, 2014, the estimated fair value of the acquisition contingent consideration was $3 million and $2.9 million, respectively, with an increase in fair value of $100,000 for the three months ended March 31, 2015. The change in fair value is recorded to change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on our condensed consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
On May 5, 2015, we settled the acquisition contingent consideration that was due in connection with the Landmark at Andros Isles acquisition for aggregate consideration of $3.9 million, of which $3.5 million was paid in cash and $400,000 will be issued in shares of our common stock at a per share value of $8.15. As of such date, there is no longer acquisition contingent consideration related to this acquisition. See Note 10, Related Party Transactions, and Note 16, Subsequent Events, for further discussion regarding the acquisition contingent consideration.
Support Payment Agreement
On December 20, 2013, we entered into a support payment agreement with ELRH II, an entity affiliated with Mr. Michael Salkind and Mr. Avi Israeli, two members of our board of directors, or our board, and Mr. Joseph Lubeck, our former executive chairman.  The agreement provides a price support mechanism with respect to the aggregate 1,226,994 shares of common stock the company issued to ELRH II in connection with (i) the acquisition of the Class A Units in Timbercreek Holding and (ii) the pay down of $5.0 million of a $10.0 million note payable to ELRH II arising from the ELRM Transaction.  Upon the completion of a public offering and upon the Company’s capital stock listing on the New York Stock Exchange or The Nasdaq Stock Market, or the IPO, the shares will no longer be subject to transfer restrictions and forfeiture provisions. If the shares are no longer restricted due to the occurrence of an IPO, ELRH II is obligated, for a period of ten business days, to use commercially reasonable efforts to sell the shares at a price above $8.15 per share. If they are unsuccessful, ELRH II may give notice whereupon we have the option to issue additional shares of our common stock in the amount that is equal to the difference between $8.15 per share and the actual gross selling price received by ELRH II upon the sale of the shares. In the alternative, we may elect to redeem the shares for cash. In the event an IPO does not take place before March 14, 2018, we may call or ELRH II may put the shares to us and we would be obligated to repurchase the shares for $8.15 per share in cash. The support payment agreement is accounted for as a free standing equity contract liability at fair value. The fair market value of the contract was insignificant as of March 31, 2015 and December 31, 2014.

10.	Related Party Transactions
The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.
ELRH
ELRH previously paid to us the direct costs of certain employees that performed services on their behalf. As of December 31, 2014, we no longer had employees performing services on behalf of ELRH, therefore, this reimbursement arrangement ended as of such date. For the three months ended March 31, 2014, we were reimbursed $331,000 by ELRH.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Timbercreek U.S. Multi-Residential Opportunity Fund #1
As part of the ELRM Transaction, we acquired the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. Also, during the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, we had a commitment to purchase 500,000 Class A Units in Timbercreek Holding for consideration in the amount of $5.0 million. On December 20, 2013, we purchased the 500,000 Class A Units in Timbercreek Holding for consideration in the amount of $5.0 million, consisting of the issuance of 613,497 shares of our common stock, thereby becoming a limited partner in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. Messrs. Olander and Remppies serve on the Investment Committee of the Timbercreek Fund. The Timbercreek Fund is fully invested, no longer raising capital, and the sole purpose of their investment committee is to make capital decisions regarding the properties and to oversee future dispositions of assets.
OP Units Issued
As of March 31, 2015, we had issued 12,688,988 OP units with an aggregate value of $103.4 million. Such OP units were issued, directly or indirectly, to entities affiliated with Messrs. Salkind and Israeli, two members of our board, and Mr. Edward Kobel, our chairman, in connection with the acquisition of various properties and the ELRM Transaction.
Tax Protection Agreements
We have entered into 27 tax protection agreements with entities affiliated with Messrs. Salkind, Israeli and Kobel, or the Tax Protected Parties, who contributed certain multifamily apartment communities in connection with our acquisitions during the years ended 2014, 2013 and 2012. Pursuant to these agreements, our operating partnership has agreed, among other things, to indemnify the Tax Protected Parties against certain taxes incurred by them upon a sale, exchange or other disposition of the tax protected properties during a specified restricted period, or Tax Protection Period, plus an additional amount equal to the taxes incurred by the tax protected parties as a result of the indemnification payments. The Tax Protection Periods range from five to seven years.

Agreement Concerning Reimbursement of Attorneys’ Fees, Costs and Expenses and Indemnification of Future Amounts
On August 28, 2012, pursuant to an Interest Contribution Agreement among us, our operating partnership, Elco Landmark Residential Management and certain persons and entities identified as the contributors in such agreement, we acquired 100% of the interests in Daytona Seabreeze, LLC, a Delaware limited liability company, or Daytona Seabreeze, which owns a multi-family apartment community known as Overlook at Daytona.
An action, or the Action, was brought by CJK Daytona Seabreeze, LLC against, among others, Mr. Lubeck, our former executive chairman, our operating partnership, Daytona Seabreeze and Seabreeze Daytona Marina, LLC, or Daytona Marina. We collectively refer to Daytona Marina, our operating partnership and Daytona Seabreeze as the Indemnified Parties. In connection with the Action, on October 16, 2014, the Indemnified Parties entered into an Agreement Concerning Reimbursement of Attorneys’ Fees, Costs and Expenses, Future Attorneys’ Fees, Costs and Expenses and Indemnification, or the Agreement, with Mr. Lubeck and SFLP Diplomatic, LLC, which we refer to collectively as the Indemnifying Persons. Pursuant to the Agreement, the Indemnifying Persons have agreed to indemnify the Indemnified Parties and certain other related persons and entities against any losses incurred in connection with the Action, including but not limited to attorneys’ fees, costs and any amounts paid in settlement of the Action. The Indemnifying Persons also have reimbursed the Indemnified Parties and certain other related persons and entities for past attorneys’ fees and have agreed to pay future attorneys’ fees incurred in connection with the Action. The Action was settled and dismissed with prejudice on March 31, 2015.
Landmark at Andros Isles Acquisition Contingent Consideration
On May 5, 2015, we settled the acquisition contingent consideration that was due in connection with the Landmark at Andros Isles acquisition for aggregate consideration of $3.9 million. The consideration will be paid to one or more entities, which are affiliated with our chairman, Mr. Kobel. See Note 9, Commitments and Contingencies, for a further discussion of our acquisition contingent consideration related to Landmark at Andros Isles.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Other
As of March 31, 2015 and December 31, 2014, we had $604,000 and $1.6 million outstanding, respectively, which were recorded in other receivables due from affiliates in our condensed consolidated balance sheets. The amounts outstanding represented amounts due from our managed properties owned by affiliated third parties as part of the normal operations of our property manager, which primarily consisted of management fee receivables.

As of March 31, 2015 and December 31, 2014, we had $278,000 and $117,000, respectively, which were recorded in other payables due to affiliates in our condensed consolidated balance sheets. The amounts outstanding represented payables due to our managed properties owned by affiliated third parties as part of the normal operations of our property manager.

11.	Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2015 and December 31, 2014, we had issued and outstanding 20,586,252 and 20,976,300 shares, respectively, of Series D Preferred Stock and, as of March 31, 2015 and December 31, 2014, we had issued and outstanding 7,262,400 and 7,400,000 shares, respectively, of Series E Preferred Stock. See Note 8, Preferred Stock and Warrants to Purchase Common Stock.

Common Stock
Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of March 31, 2015 and December 31, 2014, we had 25,684,047 and 25,628,526 shares, respectively, of our common stock issued and outstanding.
The following are the equity transactions with respect to our common stock during the three months ended March 31, 2015:

•	55,521 shares of common stock were issued pursuant to the DRIP.
Our distributions are subject to approval by our board. Our common stock distributions as of March 31, 2015 and December 31, 2014 was equivalent to $0.30 per share per annum for each period then ended.
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to shares of our common stock for the period by the weighted average number of shares of our common stock outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two-class method. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2015, and December 31, 2014, there were 189,579 and 192,316 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term investment plan units, or LTIP Units, could potentially dilute the basic earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.
Distribution Reinvestment Plan
In the first quarter of 2011, our board adopted the Second Amended and Restated Dividend Reinvestment Plan, or DRIP. The DRIP provides a way to increase stockholders' investment in our company by reinvesting distributions to purchase additional shares of our common stock. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment. Distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board.
Since August 2012, we have made a series of acquisitions and issued common stock or common stock equivalents, or equivalents, at $8.15 per share. This price was determined to be a fair value based on negotiated transactions with advice from professionals. Accordingly, $8.15 is the per share price used for the issuance of shares pursuant to the DRIP until such time as our board provides a new estimate of share value. For the three months ended March 31, 2015, $453,000 in distributions were reinvested and 55,521 shares of our common stock were issued pursuant to the DRIP.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

OP Units
As of both March 31, 2015 and December 31, 2014, we had issued 41,446,746 OP units to our non-controlling interest holders for consideration of $337.8 million in relation to the acquisition of properties and the ELRM Transaction. The OP units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 12, Non-Controlling Interest, for additional information on our OP units.
LTIP Units
As of both March 31, 2015 and December 31, 2014, we had issued 647,908 LTIP Units under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. For the three months ended March 31, 2015 and 2014, we recognized compensation expense of $0 and $300,000, respectively, related to the LTIP Units issued and outstanding. LTIP Unit compensation expense is included in general, administrative and other in our accompanying condensed consolidated statements of comprehensive operations.
2006 Incentive Award Plan
We adopted our 2006 Award Plan pursuant to which our board or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock or equivalents that may be issued pursuant to our 2006 Award Plan, together with the number of shares of common stock or equivalents issued under the 2012 Award Plan (as defined below), is an aggregate total of 2,000,000, subject to adjustment under specified circumstances.
Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2015 and 2014, we recognized compensation expense of $98,000 and $14,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other in our accompanying condensed consolidated statements of comprehensive operations.
As of March 31, 2015 and December 31, 2014, there was $1.2 million and $1.3 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of March 31, 2015, this expense is expected to be recognized over a remaining weighted average period of 3.08 years.

As of March 31, 2015 and and December 31, 2014, the fair value of the nonvested shares of our restricted common stock was $1.5 million and $1.6 million, respectively, based upon $8.15 at grant date. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2015 and December 31, 2014, and the changes for the three months ended March 31, 2015, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - December 31, 2014	192,316	$8.18
Vested	(2,737)	$8.15
Balance - March 31, 2015	189,579	$8.18
2012 Other Equity-Based Award Plan
During 2012, our board adopted our 2012 Award Plan, which is intended to assist our company and our affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the company and its affiliates and to associate their interests with those of the company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan. Pursuant to the 2012 Award Plan, our board or

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

our compensation committee may make grants of other equity-based awards to our independent directors, employees and certain consultants. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, and the terms and conditions of such other equity-based awards are determined by our board or our compensation committee, as applicable. The maximum aggregate number of shares of our common stock or equivalents that may be issued under the 2012 Award Plan, together with the number of shares of common stock or equivalents issued under the 2006 Award Plan, is an aggregate total of 2,000,000 shares, subject to adjustment under specified circumstances.
401(k) Savings Plan
We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed two months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 85% of the participant’s compensation, subject to limitations under the federal tax code on the annual amount of salary deferrals which may be made by any participant. The company may make discretionary matching contributions on the participant’s behalf up to a predetermined limit, which was 40% of salary deferrals for the first 5% of eligible compensation. The matching contribution made for the three months ended March 31, 2015 and 2014, was $46,000 and $28,000, respectively. A participant’s salary deferral and the company's matched portion is 100% vested and nonforfeitable. Any administrative expenses under the savings plan that were paid by us were not significant for all periods presented.

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
As of both March 31, 2015 and December 31, 2014, we had issued 41,446,746 OP units for a total consideration of $337.8 million in relation to the acquisition of properties and the ELRM Transaction. If the OP units were to be redeemed, the total redemption value would have been $337.8 million as of March 31, 2015.
For the three months ended March 31, 2015, there were no distributions reinvested in additional OP units.
As of March 31, 2015 and December 31, 2014, we owned approximately 37.9% and 37.8% of the general partnership interest in our operating partnership, respectively, and the limited partners owned approximately 62.1% and 62.2%, respectively, of the limited partnership interests in our operating partnership.

Non-Controlling Interest Partners
Non-controlling interest partners represents interests of our joint venture partners in six consolidated properties as of March 31, 2015 and December 31, 2014 and is presented as part of equity in our condensed consolidated balance sheets. We consolidate an entity in which we own less than 100% but for which we hold the controlling financial interest. In addition, we consolidate any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to participate substantially in the decision-making process or remove us as general partner or managing member, as the case may be, without cause.
As of March 31, 2015 and December 31, 2014, the amount of non-controlling interest of our partners was $26.3 million and $26.7 million, respectively. During the three months ended March 31, 2015 and 2014, we had net (income)/loss attributable to non-controlling interest partners of $(191,000) and $1.5 million, respectively.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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
As of March 31, 2015, we had entered into four interest rate cap agreements. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The fair value of our rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not designated by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2015 and 2014, the change in fair value resulted in an increase to interest expense of $49,000 and $97,000, respectively.
As of March 31, 2015, we had entered into three interest rate swap agreements pursuant to which we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date and have designated two of these as hedging derivatives and one as a non-designated hedge. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.
For the two interest rate swaps that we have determined qualify as effective cash flow hedges, we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive operations in the condensed consolidated statements of equity. Amounts recorded in accumulated other comprehensive operations will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $356,000 and $279,000 in other comprehensive loss for the three months ended March 31, 2015 and 2014, respectively. The one interest rate swap is not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2015, the change in fair value was a decrease to interest expense of $22,000. For the three months ended March 31, 2014, we did not record a change in fair value.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at March 31, 2015 and December 31, 2014, (in thousands, except interest rates):

	March 31, 2015			December 31, 2014
	Non- designated Hedges		Cash Flow Hedges	Non- designated Hedges		Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps
Notional balance	$77,585	$58,815	$32,100	$77,585	$58,815	$32,100
Weighted average interest rate(1)	2.69%	1.54%	2.30%	2.69%	1.54%	2.18%
Weighted average capped interest rate	4.13%	N/A	N/A	4.13%	N/A	N/A
Earliest maturity date	Jul-17	Sep-16	Jul-20	Jul-17	Sep-16	Jul-20
Latest maturity date	Jul-18	Sep-16	Aug-20	Jul-18	Sep-16	Aug-20
Estimated fair value, asset/(liability)	$44	$(1,089)	$(1,532)	$94	$(1,112)	$(1,175)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis
The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of March 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at March 31, 2015	Carrying Value at March 31, 2015
Liabilities
Mortgage loan payables, net(1)	$—	$1,031,957	$—	$1,031,957	$999,155
Unsecured notes payable to affiliates(2)	—	—	6,116	6,116	6,116
Secured Credit Facility(1)	—	159,034	—	159,034	158,420
Line of credit(1)	—	9,922	—	9,922	9,902
Acquisition contingent consideration- Andros Isles(3)	—	—	3,000	3,000	3,000
Warrants(4)	—	—	274	274	274
Series E preferred stock derivative(5)	—	—	900	900	900
Total liabilities at fair value	$—	$1,200,913	$10,290	$1,211,203	$1,177,767

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

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

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2014	Carrying Value at December 31, 2014
Liabilities
Mortgage loan payables, net(1)	$—	$1,061,988	$—	$1,061,988	$1,021,683
Unsecured notes payable to affiliates(2)	—	—	6,116	6,116	6,116
Secured Credit Facility(1)	—	159,207	—	159,207	159,176
Line of credit(1)		3,903		3,903	3,902
Acquisition contingent consideration-Andros Isles(3)	—	—	2,900	2,900	2,900
Warrants(4)	—	—	663	663	663
Series E preferred stock derivative(5)			1,400	1,400	1,400
Total liabilities at fair value	$—	$1,225,098	$11,079	$1,236,177	$1,195,840

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)
The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates, other than the Legacy Unsecured Note. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value.

(3)	The fair value is based on management’s inputs and assumptions relating primarily to certain net operating income over a four-year period for Landmark at Andros Isles.

(4)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability, and Series E Preferred Stock derivative measured on a recurring basis for which the company has designated as Level 3 (in thousands):

	Acquisition Contingent Consideration - Andros Isles	Warrants	Series E Preferred Stock Derivative	Total
Balance at December 31, 2014	$2,900	$663	$1,400	$4,963
Additions	—	—	—	—
Change due to liability realized	—	—	—	—
Changes in fair value(1)	100	(389)	(500)	(789)
Balance at March 31, 2015	$3,000	$274	$900	$4,174

(1)
Reflected in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on the condensed consolidated statements of comprehensive operations for the three months ended March 31, 2015.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2015.

14.	Business Combinations
2015 Property Acquisitions
We did not complete any acquisitions during the three months ended March 31, 2015.
2014 Property Acquisitions
For the three months ended March 31, 2014, we completed the acquisition of 12 consolidated properties, including six properties held through consolidated joint ventures, adding a total of 4,397 apartment units to our property portfolio. The aggregate purchase price was approximately $319.5 million, plus closing costs and acquisition fees of $3.1 million, which are included in acquisition-related expenses in our accompanying condensed consolidated statements of comprehensive operations.

Results of operations for the property acquisitions are reflected in our condensed consolidated statements of comprehensive operations for the three months ended March 31, 2014 for the period subsequent to the acquisition dates. For the period from the acquisition dates through March 31, 2014, we recognized $9.4 million in revenues and $5.2 million in net loss for the newly-acquired properties.

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
In accordance with ASC Topic 805, we allocated the purchase price of the 12 properties to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2014.
Pro Forma Financial Data (Unaudited)
Assuming the acquisitions of the 12 consolidated properties that were acquired in three months ended March 31, 2014 had occurred on January 1, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the three months ended March 31, 2014 (in thousands, except per share data):

Three Months Ended March 31, 2014
Revenues	$62,678
Net loss	$(24,382)
Net loss attributable to controlling interest	$(8,942)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.35)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15. Restructuring and Impairment Charges

In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. In conjunction with this, our board of directors approved a shift in strategic direction of our company subsequent to the determination to enter into separation agreements with our three former executive officers. This shift is geared toward a focus on the long term equity capitalization of the company, an overall corporate expense reduction, and a reduction of our third party property management business. The plan is being accomplished via reassignment of internal operational duties, reduction in staff, elimination of a prior executive office and transferring of 11 of our 16 third party managed properties to affiliates of their owners (which occurred on April 1, 2015), changes in personnel, and the elimination of a focus on certain financing activities that were determined to not be in the best long term interests of our shareholders.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

During the year ended December 31, 2014, we recorded $8.0 million in charges directly attributable to these changes in restructuring and impairment charges in our consolidated statements of comprehensive operations. Of the $8.0 million in restructuring and impairment charges that we expensed, $2.0 million remained in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2014. During the three months ended March 31, 2015, we incurred additional restructuring charges of $398,000 related to additional accounting and legal fees that were recorded in restructuring charges in our consolidated statements of comprehensive operations, all of which remained in accounts payable and accrued liabilities in our consolidated balance sheets at March 31, 2015. During the three months ended March 31, 2015 we paid $315,000 for legal fees, $351,000 for severance and $45,000 of other accruals, leaving a remaining balance of $1.7 million in accounts payable and accrued liabilities in our condensed consolidated balance sheets as of March 31, 2015, which will be paid in full by February 2016.

16.	Subsequent Events
Termination of Property Management Agreements

During the first quarter of 2015, we were notified that the property owners of 11 of our managed third party properties would be transferring their property management agreements to affiliates of their owners. The transfers occurred on April 1, 2015.
Sale of Properties
On April 30, 2015, we sold Courtyards on the River, a property consisting of 296 apartment units in Tampa, Florida, for $13.0 million at a net loss of $1.9 million. This property was classified as held and used at March 31, 2015. The net cash proceeds to us of $1.2 million were used as a component of the Series D Preferred Stock and Series E Preferred Stock redemptions discussed below.
Refinancing of Mortgage Loan Payables
On April 30, 2015, we refinanced five mortgage loan payables, four of which were scheduled to mature in 2015 and one of which was schedule to mature in 2052. The aggregate balance of the new mortgage loan payables is $112.4 million. The new mortgage loan payables each have a 10-year term maturing on May 1, 2025, and each accrues interest at a floating rate equal to one-month LIBOR plus 1.72%.  We purchased interest rate caps for each loan.  We used the net proceeds to us from the new loans to repay in full the $80.4 million outstanding balance on the five existing mortgage loan payables, $2.7 million of interest and yield maintenance prepayment penalties and we paid approximately $3.5 million for the settlement of the Landmark at Andros Isles acquisition contingent consideration (see below). Existing lender held escrows of $543,000 were also applied to mortgage loan payables outstanding. We used the remainder of the net proceeds to us to redeem a portion of the outstanding Series D Preferred Stock and Series E Preferred Stock (see below).
Landmark at Andros Isles Acquisition Contingent Consideration

On May 5, 2015, we settled the acquisition contingent consideration that was due in connection with the Landmark at Andros Isles acquisition for aggregate consideration of $3.9 million, of which $3.5 million was paid in cash and $400,000 will be issued in shares of our common stock at a per share value of $8.15. The consideration was paid or will be paid to one or more entities, which are affiliated with our chairman, Mr. Kobel. See Note 9 - Commitments and Contingencies, and Note 10, Related Party Transactions.

New Chief Financial Officer

On May 7, 2015, we entered into an employment agreement with Greg E. Brooks to serve as our Chief Financial Officer effective May 18, 2015. Within 10 days of the effective date, we will issue 100,000 LTIP units at a value of $8.15 per unit to Mr. Brooks.

Redemption of Series D and Series E Preferred Stock

On May 11, 2015, we used $33.0 million worth of property sale and loan refinancing proceeds in order to redeem a portion of our outstanding Series D Preferred Stock and Series E Preferred Stock. We used $24.3 million worth of proceeds to redeem 2,202,057 shares of the Series D Preferred Stock, at a price of $11.02 per share, including $1.02 per share to repay aggregated accumulated and unpaid distributions. We used $8.7 million worth of proceeds to redeem 776,839 shares of the Series E Preferred Stock, at a price of $11.23 per share, including $1.23 per share to repay aggregated accumulated and unpaid distributions and a prepayment premium. Subsequent to the redemption, 18,384,195 shares of the Series D Preferred Stock and 6,485,561 shares of the Series E Preferred Stock remained outstanding.
Filing of Registration Statement
On May 14, 2015, we filed an S-11 registration statement with the United States Securities and Exchange Commission, which initiated the process of engaging in a potential IPO of the company’s Class A Common Stock. In connection with the IPO, we intend to effect a recapitalization transaction in which our outstanding shares of common stock will be redesignated as Class A Common Stock, par value $0.01 per share. However, we are unable to assure you that we will consummate such offering.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Landmark Apartment Trust, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust, Inc. as of March 31, 2015, and the related condensed consolidated statements of comprehensive operations and cash flows for the three-month periods ended March 31, 2015 and 2014, and the condensed consolidated statement of equity for the three-month period ended March 31, 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Landmark Apartment Trust, Inc. as of December 31, 2014, and the related consolidated statements of comprehensive operations, equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 24, 2015. In our opinion, the accompanying condensed consolidated balance sheet of Landmark Apartment Trust, Inc. as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Certified Public Accountants
Tampa, Florida
May 15, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. and its subsidiaries, including Landmark Apartment Trust Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Quarterly Report on Form 10-Q. Such unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2015 and December 31, 2014, together with our results of operations and cash flows for the three months ended March 31, 2015 and 2014.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Some of our statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations, our financial statements and future prospects on a consolidated basis include, but are not limited to: the availability of financing and the attractiveness of its terms; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry generally and the apartment community sub-industry specifically; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; and changes in accounting principles generally accepted in the United States of America, or GAAP, or in policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.
Overview and Background
Landmark Apartment Trust, Inc., a Maryland corporation, was incorporated on December 21, 2005. We are self-administered and self-managed, and we conduct substantially all of our operations through our operating partnership, Landmark Apartment Trust Holdings, LP. We are in the business of acquiring, holding and managing a diverse portfolio of quality properties with stable cash flows and growth potential primarily in the Sunbelt region, which comprises the South and certain Texas markets of the United States. We may acquire and have acquired other real estate-related investments. We focus primarily on investments that produce current income. We have qualified and elected to be taxed as a REIT under the Code for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for qualification and taxation as a REIT.
Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock. On February 24, 2011, our board adopted the DRIP, which was effective as of March 11, 2011. The DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Pursuant to the DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board. Effective as of August 3, 2012, our board determined the fair value of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board of directors provides a new estimate of share value.

On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain the Secured Credit Facility, in the original principal amount of $130.0 million, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit Agreement, we increased the original principal amount under the Secured Credit Facility by an additional $50.0 million, therefore, the maximum principal amount was $180.0 million as of March 31, 2015. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default including failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As of March 31, 2015, we had $158.4 million outstanding under the Secured Credit Facility and 13 of our properties were pledged as collateral. Although $14.1 million is currently available under the Secured Credit Facility, based on the maximum draw of $165.9 million during the year ended December 31, 2014, subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016.
On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS, shares of our Series D Preferred Stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash distribution equal to 8.75% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly. At December 31, 2014, we had issued and outstanding a total of 20,976,300 shares of the Series D Preferred Stock. On January 23, 2015, we redeemed 390,048 shares of the Series D Preferred Stock using proceeds from the sale of an apartment community during 2014. As of March 31, 2015, we had 20,586,252 shares outstanding of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $205.9 million. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock.
On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our Series E Preferred Stock. Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly. At December 31, 2014 we had issued and outstanding a total of 7,400,000 shares of the Series E Preferred Stock. On January 23, 2015, we redeemed 137,600 shares of the Series E Preferred Stock using proceeds from the sale of an apartment community during 2014. As of March 31, 2015, we had 7,262,400 shares outstanding of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $72.6 million. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that, as of March 31, 2015, would have included a premium of $3.2 million. Such prepayment premium expires on September 7, 2015.
As of March 31, 2015, we consolidated 75 apartment communities, including six apartment communities held through consolidated joint ventures, and two parcels of undeveloped land with an aggregate of 23,492 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these apartment communities as our consolidated properties, all of which we manage.
In addition to our consolidated properties, as of March 31, 2015, we managed and held minority interests in ten managed equity investment properties, which include our non-controlling interest in two apartment communities held through unconsolidated joint ventures, and eight properties which are owned by the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these ten apartment communities as our managed equity investment properties which have an aggregate of 3,446 apartment units at March 31, 2015. During the three months ended March 31, 2015 we managed an additional 16 apartment communities, consisting of a total of 5,560 apartment units that are owned by one or more third parties, including certain entities affiliated with ELRH, which we refer to as our managed third party properties. As of April 1, 2015, we transferred the property management for 11 of these 16 managed third party properties, leaving us with five remaining managed third party properties. On April 14, 2015, the Timbercreek Fund sold one of the managed equity investment properties and on April 30, 2015, we sold one of our consolidated properties known as Courtyards on the River for $13.0 million.
All of our consolidated and managed properties are managed by LATPM, LLC, or our property manager.

The table below shows the concentration of our consolidated owned, managed equity investment and managed third party properties as of March 31, 2015.

	Consolidated Properties		Managed Equity Investment Properties		Managed Third Party Properties
State	Number of Properties	Number of Units	Number of Properties	Number of Units	Number of Properties(2)	Number of Units(2)
Texas
Dallas, TX	21	6,241	—	—	1	198
Austin, TX	3	974	1	229	2	388
San Antonio, TX	2	705	—	—	2	383
Houston, TX	2	602	—	—	1	272
Subtotal for Texas	28	8,522	1	229	6	1,241
Florida
Tampa Bay, FL	5	1,638	—	—	—	—
Orlando, FL	4	1,434	1	296	2	420
Melbourne, FL (1)	2	436	1	208	—	—
Jacksonville, FL	3	870	1	232	5	1,442
Palm Beach, FL (1)	—	—	1	542	—	—
Daytona Beach, FL	2	593	—	—	—	—
Subtotal for Florida	16	4,971	4	1,278	7	1,862
North Carolina
Charlotte, NC	9	2,411	1	476	—	—
Raleigh, NC	3	969	3	1,038	—	—
Greensboro, NC	1	240	—	—	—	—
Subtotal for North Carolina	13	3,620	4	1,514	—	—
Alabama
Birmingham, AL	3	1,640	—	—	—	—
Subtotal for Alabama	3	1,640	—	—	—	—
Georgia
Atlanta, GA	7	2,549	—	—	3	2,457
Subtotal for Georgia	7	2,549	—	—	3	2,457
Tennessee
Nashville, TN	3	1,000	—	—	—	—
Subtotal for Tennessee	3	1,000	—	—	—	—
Virginia
Portsmouth, VA	2	394	—	—	—	—
Charlottesville, VA	—	—	1	425	—	—
Subtotal for Virginia	2	394	1	425	—	—
South Carolina
Columbia, SC	3	796	—	—	—	—
Subtotal for South Carolina	3	796	—	—	—	—
Total Properties	75	23,492	10	3,446	16	5,560

(1)
A subsidiary of the company owns a 20% equity interest in the property known as (i) The Fountains, located in Palm Beach, Florida, with 542 units and (ii) Waverly Place, located in Melbourne, Florida, with 208 units. In addition, the company issued 613,497 shares of common stock in the fourth quarter of 2013, equal to a valuation of $5.0 million, to acquire a minority equity interest referred to as Class A Units in the Timbercreek Fund, which, as of March 31, 2015, indirectly owned 100% of eight properties, each of which is managed by our property manager.

(2)
As of April 1, 2015, we transferred the property management for 11 of our 16 formerly managed third party properties representing 3,780 units leaving five managed third party properties currently being managed comprising of 1,780 units.

Critical Accounting Policies
The complete listing of our critical accounting policies was previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015.
Acquisitions
For information regarding our acquisitions, see Note 3, Real Estate Investments and Note 14, Business Combinations, to our accompanying unaudited condensed consolidated financial statements.
Factors Which May Influence Results of Operations and Cash Flows
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those Risk Factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015.
Rental Income
The amount of rental income and operating cash flows generated by our consolidated properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the then-existing market rental rates. Negative trends in one or more of these factors, as well as a negative trend in overall market rental rates, could adversely affect our rental income, results of operations and operating cash flows in future periods. In addition, over time, our acquisitions and dispositions of our consolidated properties will have a corresponding impact on rental income and operating cash flows.
Management Fee Income
The amount of management fee income generated by our property manager depends on our ability to maintain and increase the property management contracts with the third parties and increase the property management fees if possible. If we purchase one of our managed properties from a third party, then management fee income would decrease but would be offset by any rental income received. The amount of management fee income generated by our property manager also depends on our third parties’ ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from available lease terminations at the then-existing market rental rates. Negative trends in one or more of these factors, as well as a negative trend in overall market rental rates, could adversely affect our management fee income in future periods. As of April 1, 2015, we transferred the property management for 11 of 16 of our managed third party properties to affiliates of their owners. On April 14, 2015, the Timbercreek Fund sold one of the managed equity investment properties and, as of October 25, 2014, the investment period of the Timbercreek Fund expired and no further capital can be raised, nor will the Timbercreek Fund make further investments. Due to these factors, we expect our management fee income in future years to decrease.

Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Dodd-Frank Wallstreet Reform and Consumer Protection Act, have increased the costs of compliance with corporate governance, reporting and disclosure practices, portions of which are now required of us. These costs may have a material adverse effect on our results of operations and cash flows and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.
Preferred Stock
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 11% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock.
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
Results of Operations
Our continuing operating results are primarily comprised of income derived from our portfolio of properties and, to a lesser degree, from our income derived by our property manager in connection with management services performed for properties owned by affiliated third parties.
Changes in our rental revenue and rental expenses were related to our operating properties and are primarily due to the change in the total number of our consolidated properties owned and the performance of our same store properties and non-mature properties in the portfolio (as defined below). Rental revenue includes rental income and other property revenues, which consist primarily of utility re-billings as well as administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. As of March 31, 2015, we consolidated 75 properties, including six properties held through consolidated joint ventures. As of March 31, 2014, we consolidated a total of 79 properties, including seven properties held through consolidated joint ventures.
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
The following table presents the average occupancy and the average monthly income per occupied unit for for our consolidated properties, for the month of March, in each respective year:

	Month ended March 31,
	2015	2014
Average Occupancy %	94.3%	95.3%
Average Revenue per Occupied Unit	$949	$861

The following tables present the rental revenue and rental expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Rental revenues:
Same store properties	$49,554	$46,093	$3,461	7.5%
Non-mature properties	13,468	13,036	432	3.3%
Total rental revenues	$63,022	$59,129	$3,893	6.6%

Rental expenses:
Same store properties	$21,798	$21,082	$716	3.4%
Non-mature properties	6,176	6,115	61	1.0%
Total rental expenses	$27,974	$27,197	$777	2.9%

Same Store Properties
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Our same store properties represent our 62 consolidated properties that were either acquired or leased prior to January 1, 2014 and held on March 31, 2015. Same store property revenues increased by $3.5 million, or 7.5%, for the three months ended March 31, 2015 as compared to 2014. The increase in rental revenues was driven by an increase in market rental rates and an increase in other ancillary income. Same store rental expenses increased to a lesser extent by $716,000, or 3.4%, for the three months ended March 31, 2015 as compared to 2014. Rental expenses as a percentage of rental revenue decreased from 45.7% for the three months ended March 31, 2014 to 44.0% for the three months ended March 31, 2015.
Non-Mature Properties
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Our non-mature properties consist of our consolidated properties that do not meet the criteria to be included in same store properties, which includes our newly-acquired properties and our properties that were sold. Our non-mature property revenues increased by $432,000, or 3.3%, for the three months ended March 31, 2015 as compared to 2014. Our non-mature property expenses increased by $61,000, or 1.0%, for the three months ended March 31, 2015 as compared to 2014. Our increases in rental revenues and rental expenses are primarily driven by the timing of the increase in the number of properties we acquired during those years. During the three months ended March 31, 2014, we acquired 12 properties (the majority of the remaining non-mature properties) and have stabilized them by the end of the three months ended March 31, 2015.
Management Fee Income
For the three months ended March 31, 2015 and 2014, our management fee income was $961,000 and $958,000, respectively. We provide property management services for affiliated and non-affiliated third party property owners. As of April 1, 2015, we have transferred the property management for 11 of these 16 managed third party properties, which accounted for $285,000 of the management fee income for the three months ended March 31, 2015. Due to the reduction of our third party property management business, we expect our management fee income in future years to decrease.

Reimbursed Income/Expense
For the three months ended March 31, 2015 and 2014, reimbursed income and expense were $3.5 million and $2.4 million, respectively. Our property manager served as a property manager for 26 and 23 properties owned by affiliated third parties as of March 31, 2015 and March 31, 2014, respectively. Reimbursed expense represents the salaries and benefits for the management of such properties and the property insurance of such properties reimbursed to us by the affiliated and unaffiliated third parties. The actual reimbursement is recorded as reimbursed income. As noted above, as of April 1, 2015, we have transferred the property management for 11 of our managed third party properties, which will result in a decrease in reimbursed income and reimbursed expense.
General, Administrative and Other Expense
For the three months ended March 31, 2015 and 2014, general, administrative and other expense was $6.1 million and $6.3 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2015	2014
Recurring expense	$2,377	$2,299
Non-recurring expense	1,188	1,447
Property management expense - consolidated properties	1,272	1,238
Property management expense - managed properties	1,286	1,355
Total general, administrative and other expense	$6,123	$6,339
Property management expense reflects the management services expense of our property manager for our owned, leased and third-party managed properties. Non-recurring general, administrative and other expenses reflect those expenses that we consider one-time or discretionary expenses. Recurring general, administrative and other expenses reflect those expenses that will continue on an ongoing basis.
The decrease in general, administrative and other expense of $216,000 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to a decrease in personnel expenses, which was partially offset by an increase in professional services.
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration
The change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration is due to our financial instruments, which includes acquisition contingent consideration for the ELRM Transaction, warrants, Series D Preferred Stock derivative, Series E Preferred Stock derivative, and acquisition contingent consideration for Andros Isles. For the three months ended March 31, 2015 and 2014, we had decreases in the fair value of our financial instruments of $789,000 and $1.7 million, respectively primarily due to the following: (i) the warrants originated on August 3, 2012 and February 27, 2013 and the acquisition contingent consideration for the ELRM Transaction originated on March 13, 2013; (ii) the Series D Preferred Stock derivative originated on June 28, 2013 with changes in fair value beginning the third quarter of 2013; (iii) the Series E Preferred Stock derivative originated on January 7, 2014 with changes in fair value beginning the first quarter of 2014; and (iv) the acquisition contingent consideration related to the Andros Isles acquisition originated on June 4, 2014. For the three months ended March 31, 2015, the decrease was primarily due to the expected timing of triggering events such as maturity of the financial instruments and a potential listing of shares of our common stock. During the three months ended March 31, 2014, we had a decrease of $2.4 million related to the acquisition contingent consideration for the ELRM Transaction due to a targeted amount of funds not being raised by a certain date which reduced our acquisition contingent consideration. This was partially offset by increases in both the Series D Preferred Stock derivative and Series E Preferred Stock derivative.

Acquisition-Related Expenses
For the three months ended March 31, 2015, we did not incur acquisition-related expenses as there were no acquisitions completed during that time period. For the three months ended March 31, 2014, we incurred $3.7 million of acquisition-related expenses associated with the 12 properties (including six properties we purchased through consolidated joint ventures) purchased during the period.
Depreciation and Amortization
For the three months ended March 31, 2015 and 2014, depreciation and amortization was $17.9 million and $32.0 million, respectively.
For the three months ended March 31, 2015, depreciation and amortization decreased by $14.1 million, as compared to the three months ended March 31, 2014, primarily due to in-place leases becoming fully amortized. The decrease was partially offset by the increase in the number of our consolidated properties.
Interest Expense, Net
For the three months ended March 31, 2015 and 2014, interest expense, net was $15.7 million and $15.6 million, respectively.
The increase in interest expense, net of $130,000 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to an increase in the borrowings under the revolving line of credit and the accretion expense of the warrants, Series D Preferred Stock derivative and the Series E Preferred Stock derivative. This was partially offset by a decrease in the amortization of deferred financing costs.
Preferred Dividends Classified as Interest Expense
For three months ended March 31, 2015 and 2014, preferred dividends classified as interest expense was $10.8 million and $10.0 million, respectively.
The increase in preferred dividends classified as interest expense of $840,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to the increase in preferred stock outstanding. We issued shares of our Series E Preferred Stock on January 7, 2014 and June 4, 2014.
Gain on Sale of Operating Properties
During the three months ended March 31, 2015, we sold two properties, Avondale by the Lakes and Landmark at Savoy Square, for a combined purchase price of $31.6 million. Our net gain on the sale of the properties was $2.3 million, which included an expense of $1.7 million for a tax penalty incurred during the three months ended March 31, 2015 for a prior year disposition.
During the three months ended March 31, 2014, there were no properties sold.
Income/(Loss) from Unconsolidated Entities
During the three months ended March 31, 2015, we recognized income of $49,000 related to our non-controlling interest in two joint ventures, which own two properties and the activity related to the Timbercreek Fund. During three months ended March 31, 2014, we recognized a loss of $231,000 related to our non-controlling interest in two joint ventures, which own two properties.
Loss on Debt and Preferred Stock Extinguishment
During the three months ended March 31, 2015, we recognized a loss on debt extinguishment and preferred stock of $2.3 million. In connection with the sale of Avondale by the Lakes we recorded $2.0 million of loss on debt extinguishment upon the repayment of the mortgage debt paid directly to lenders for a yield maintenance prepayment penalty and the write off of unamortized deferred financing costs. In addition, we incurred a loss on preferred stock extinguishment of $290,000 due to the prepayment premium in connection with the Series D Preferred Stock and Series E Preferred Stock redemption.

Income Tax (Expense)/Benefit
During the first quarter of 2013, we evaluated the ability to realize our deferred tax asset, which was previously offset by a valuation allowance. Due to a deferred tax liability resulting from the ELRM Transaction, we believe it was more likely than not that our deferred tax asset will be realized. Accordingly, an income tax benefit of $443,000 was recognized for the three months ended March 31, 2014.
Due to the history of losses incurred by the property manager, it is expected that any future net deferred tax assets will be offset by a valuation allowance until such time, if ever, that the property manager establishes a pattern of profitability. In the quarter ended June 30, 2014, we determined that it is more likely than not that the deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. Accordingly, an income tax expense of $133,000 was recognized for the three months ended March 31, 2015, which was all related to state income tax expense.
Liquidity and Capital Resources
Generally, our sources of funds will primarily include cash generated from operations, additional borrowings, refinancing existing loans and the issuance of equity securities. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. Due to the significant debt maturities coming due in the next 12 months, we plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. If we are unable to refinance such existing debt or otherwise raise new funds to replace such existing capital resources, or if we are unable to do so on favorable terms, such inability could have a materially adverse effect upon us.
We are dependent upon our income from operations and other sources of funding, as noted above, to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and OP unit holders. We estimate that we will require approximately $45.8 million to pay interest and $285.8 million to pay principal on our outstanding indebtedness, including the maturing Secured Credit Facility (see discussion below on extension of the Secured Credit Facility), the revolving line of credit, and unsecured indebtedness in the next 12 months, based on rates in effect as of March 31, 2015.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including certain financial covenants, such as leverage and liquidity tests, and financial reporting requirements. See “– Financing” below.
As of March 31, 2015, we had $158.4 million outstanding under the Secured Credit Facility. Although $14.1 million is currently available under our Secured Credit Facility, based on a prior draw up to $165.9 million during the year ended December 31, 2014, subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity date on January 4, 2016. As amended, the Secured Credit includes certain financial covenants, including a consolidated leverage ratio, which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00. As of March 31, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants until maturity. We have 13 of our properties pledged as collateral and as of March 31, 2015, our annual interest rate was 3.43%, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%.
On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10 million to be used for working capital and general corporate uses which matures on January 4, 2016. The revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) an FFO covenant, which requires the company to achieve FFO of at least $1.00 in each fiscal year. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of March 31, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of March 31, 2015, our annual interest rate was 3.43%.
As of March 31, 2015, we were in compliance with all covenants and ratios. We expect to remain in compliance with all covenants for the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity and capital resources and/or our ability to continue making dividend payments to our stockholders and OP unit holders.

In connection with our property acquisitions, we generally prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or our joint venture partners or, when necessary, capital reserves. To the extent not otherwise required to be used to redeem our Series D Preferred Stock and Series E Preferred Stock, any capital reserve would be established from the proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
As of December 31, 2014, we had issued an aggregate of 20,976,300 in shares of our Series D Preferred Stock to iStar and BREDS for an aggregate of $209.8 million. On January 23, 2015, we redeemed 390,048 shares of the Series D Preferred Stock using proceeds from the sale of an apartment community during 2014. Subsequent to the redemption and as of March 31, 2015, 20,586,252 shares of the Series D Preferred Stock remained outstanding for an aggregate of $205.9 million. On May 11, 2015, we redeemed 2,202,057 shares of the Series D Preferred Stock using property sale and loan refinancing proceeds. Subsequent to the redemption, 18,384,195 shares of the Series D Preferred Stock remained outstanding.
In the event of a public listing of our common stock, we are obligated to redeem no less than 50% of the Series D Preferred Stock outstanding. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in the unaudited condensed consolidated statements of comprehensive operations and for the three months ended March 31, 2015, we incurred $8.1 million related to the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly resulting in an increase to our cash interest paid. Also, pursuant to the protective provisions of the Series D Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock agreements, we are required to use any proceeds from a capital transaction, defined to include among other things, the sale of our properties or other investments or loan refinancings, to redeem all or a portion of the Series D Preferred Stock.
As of December 31, 2014, we had issued an aggregate of 7,400,000 shares of our Series E Preferred Stock to iStar and BREDS for an aggregate of $74.0 million. On January 23, 2015, we redeemed 137,600 shares of the Series E Preferred Stock using proceeds from the sale of an apartment community during 2014. Subsequent to the redemption and as of March 31, 2015, 7,262,400 shares of our Series E Preferred Stock remained outstanding for an aggregate of $72.6 million. On May 11, 2015, we redeemed 776,839 shares of the Series E Preferred Stock using property sale and loan refinancing proceeds. Subsequent to the redemption, 6,485,561 shares of our Series E Preferred Stock remained outstanding.
In the event of a public listing of our common stock prior, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding at a price that as of March 31, 2015 would have included a premium of $3.2 million. Such prepayment premium expires on September 7, 2015. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our condensed consolidated statements of comprehensive operations. For the three months ended March 31, 2015, we incurred preferred dividends classified as interest expense of $2.7 million related to our Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly which will result in an increase to our cash interest paid. Also, pursuant to the protective provisions of the Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series E Preferred Stock agreements, we are required to use any proceeds from a capital transaction, defined to include among other things, the sale of our properties or other investments or loan refinancings, to redeem all or a portion of the Series E Preferred Stock.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions to our common stockholders by means of secured or unsecured debt financing through one or more third parties. Subject to certain provisions of the Series D Preferred Stock and the Series E Preferred Stock and under our debt instruments, including our Secured Credit Facility and the revolving line of credit, there currently are no limits or restrictions on the use of borrowings that would prohibit us from making the proceeds available for distribution up to the current annual dividend rate applicable to common stockholders and OP unit holders.

As of March 31, 2015, we estimated that our expenditures for capital improvements will require approximately $5 million, for the remaining nine months of 2015. As of March 31, 2015, we had $6.7 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or third party capital. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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
Cash Flows
Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2015 were $8.0 million, which primarily related to the operations of our 75 consolidated properties during such period and the decrease in acquisition-related expenses of $3.7 million, compared to cash flows provided by operating activities of $1.7 million for the three months ended March 31, 2014, which primarily related to the operations of our 79 consolidated properties during such period.
Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2015 were $23.5 million compared to cash flows used in investing activities for the three months ended March 31, 2014 of $99.3 million.
For the three months ended March 31, 2015, cash flows provided by investing activities related to proceeds from the sale of two properties of $22.3 million, the change in restricted cash for capital replacement reserves of $2.2 million, offset slightly by capital expenditures of $1.6 million.
For the three months ended March 31, 2014, cash flows used in investing activities related to the acquisition of our properties of $84.3 million, capital expenditures of $12.2 million, and the change in restricted cash for capital replacement reserves of $3 million.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2015 were $22.9 million, compared to cash flows provided by financing activities of $97.3 million for the three months ended March 31, 2014.
For the three months ended March 31, 2015, cash flows used in financing activities related primarily to $14.9 million of payments on our mortgage loan payables, $5.6 million of payments to redeem preferred stock, payments for yield maintenance prepayment penalties and deferred financing costs of $2.5 million, distributions paid to our common stockholders, OP unit holders, LTIP unit holders and non-controlling interest partners in the aggregate amount of $5.2 million, and principal payments on the Secured Credit Facility of $756,000, partially offset by net proceeds on the revolving line of credit of $6.0 million.
For the three months ended March 31, 2014, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $68.0 million, borrowings on mortgage loan payables of $15.6 million, borrowings on the Secured Credit Facility of $20.7 million and borrowings on the revolving line of credit of $2.6 million. This was offset by $2.6 million of payments on our mortgage loan payables, payments for deferred financing costs of $2.7 million, and distributions to our common stockholders OP unit holders, LTIP holders and non-controlling interest partners in the aggregate amount of $4.4 million.

Distributions
Common Stock
The amount of any distributions we pay to our common stockholders is determined by our board and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. Furthermore, we are restricted, under our Secured Credit Facility and revolving line of credit, subject to certain exceptions, from declaring or paying any distributions (or setting aside any funds for the payment of distributions) on our common stock unless full cumulative distributions on the Series D Preferred Stock and the Series E Preferred Stock have been declared and either paid or set aside for payment in full for all past distributions periods.
Our board approved the distribution rate to be an amount equal to a 3.00% annualized rate based upon a purchase price of $10.00 per share, and a 3.68% annualized rate, based upon our most recent estimated value of our shares of $8.15 per share. Our board authorizes distributions based on month-end record dates, which we pay monthly in arrears. Our distribution rate, if any, and payment frequency may vary from time to time. We have reduced our distribution rate in the past and may fail to pay distributions at the anticipated level, or at all, in the future.
For the three months ended March 31, 2015, we paid aggregate distributions of $1.9 million ($1.5 million in cash and $453,000 of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $8.0 million. For the three months ended March 31, 2014, we paid aggregate distributions of $1.9 million ($1.3 million in cash and $561,000 of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $1.7 million. From our inception through March 31, 2015, we paid cumulative distributions of approximately $62.1 million ($39.3 million in cash and $22.8 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $45.3 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.
OP Units
The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the three months ended March 31, 2015, we paid aggregate distributions of $3.1 million in cash to holders of OP units in our operating partnership. For the three months ended March 31, 2014, we paid aggregate distributions of $2.8 million ($2.7 million in cash and $104,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. OP unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of OP units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.
LTIP Units
The LTIP Units rank pari passu with the OP units as to the payment of distributions. For the three months ended March 31, 2015 and 2014 , we paid aggregate distributions of $49,000 and $54,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.
Preferred Stock
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the Series D Current Dividend increased from 8.75% to 11% per annum compounded monthly. For the three months ended March 31, 2015 and 2014 , we paid $5.0 million and $4.6 million, respectively, to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of March 31, 2015 and December 31, 2014, were approximately $19.3 million and $16.3 million, respectively. The Series D Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. For the three months ended March 31, 2015 and 2014, we paid $1.7 million and $1.2 million, respectively, in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of March 31, 2015 and December 31, 2014 were approximately $3.6 million and $2.6 million, respectively. The Series E Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.
Sources of Distributions
For the three months ended March 31, 2015 and 2014, we paid aggregate common stock distributions of $1.9 million in each period, which were paid 100% from cash flows for such periods. For the three months ended March 31, 2015 and 2014, our FFO was $1.5 million and $(1.3) million, respectively, while our adjusted FFO, or AFFO, was $15.6 million and $11.2 million, respectively. Therefore, our management believes our current common stock distribution policy is sustainable at this time. From our inception through March 31, 2015, we paid cumulative common stock distributions of $62.1 million. We paid $36.5 million of our cumulative aggregate common stock distributions, or 58.8%, from cash flows, and $25.6 million, or 41.2%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable. For a further discussion of FFO and AFFO, including a reconciliation of FFO and AFFO to net loss, see FFO and AFO below.
Financing
Management reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 31, 2015, our aggregate borrowings, excluding the Series D Preferred Stock and Series E Preferred Stock, were 62% of the combined fair market value of all of our real estate and real estate-related investments.

Our Secured Credit Facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio and a minimum fixed charge coverage ratio, financial reporting requirements, limitations on liens, incurrence of debt, investments, mergers and asset dispositions, affirmative and negative covenants including covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the Secured Credit Facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Secured Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Secured Credit Facility being terminated and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. As of March 31, 2015, we had $158.4 million outstanding under the Secured Credit Facility, which matures on January 4, 2016 and includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00.
Our revolving line of credit matures January 4, 2016 and includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a FFO covenant which requires the company to achieve FFO of at least $1.00 in each fiscal year. As of March 31,

2015, we had $9.9 million outstanding under the revolving line of credit with an annual interest rate of 3.43%. On February 11, 2015, we drew an additional $6 million on our line of credit leaving $100,000 available to be drawn.
Mortgage loan payables, net were $999.2 million ($991.9 million, excluding premium) as of March 31, 2015. As of March 31, 2015, we had 52 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.77% to 6.58% per annum and a weighted average effective interest rate of 4.53% per annum.
On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to ELRH II in the principal amount of $10.0 million. On December 20, 2013, we repaid $5.0 million of the outstanding principal amount on the note by issuing to ELRH II 613,497 shares of restricted common stock. Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to ELRH II unsecured promissory notes in the aggregate principal amount of $616,000. We issued the Legacy Unsecured Note for $500,000 to Legacy Galleria, LLC. As of March 31, 2015, the outstanding principal amount under the unsecured notes payable to affiliates was $6.1 million.
For a discussion of our mortgage loan payables, net, or our unsecured notes payable to affiliates, the Secured Credit Facility and revolving line of credit, see Note 7, Debt, to our accompanying unaudited condensed consolidated financial statements.
Inflation
Our residents’ leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, we have the opportunity to raise rental rates at least annually to offset such rising costs though we cannot make assurances that we will be able to and not experience a decrease in occupancy.
REIT Requirements
In order to continue to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt or equity financing through one or more third parties subject to restrictions under our Secured Credit Facility, the revolving line of credit and terms of our Series D Preferred Stock and Series E Preferred Stock. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our consolidated properties.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to our accompanying unaudited condensed consolidated financial statements.
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. We estimate that we will require approximately $45.8 million to pay interest and $285.8 million to pay principal on our outstanding mortgages, including the maturing Secured Credit Facility, and unsecured indebtedness in the next 12 months, based on rates in effect as of March 31, 2015. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. As of March 31, 2015, we had 64 mortgage loan payables outstanding in the aggregate principal amount of $999.2 million ($991.9 million, excluding premium). As of March 31, 2015, we had $6.1 million outstanding under our unsecured notes payable to affiliates, $158.4 million outstanding under our Secured Credit Facility and $9.9 million outstanding under our revolving line of credit.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including financial covenants, such as leverage and liquidity tests, and financial reporting requirements. As of March 31, 2015, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2015.
Off-Balance Sheet Arrangements

As of March 31, 2015, we had investments in unconsolidated entities accounted for under the equity method. For information regarding our equity method investments, see Note 5, Investments in Unconsolidated Entities, to our accompanying unaudited condensed consolidated financial statements.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our revolving line of credit; and (ii) interest payments on our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our revolving line of credit, as of March 31, 2015 (in thousands).

	Payments Due by Period
	Remainder (2015)	(2016-2017)	(2018-2019)	(After 2019)	Total
Principal payments — fixed rate debt	$70,358	$289,038	$194,540	$186,407	$740,343
Interest payments — fixed rate debt	27,559	53,739	25,443	42,858	149,599
Principal payments — variable rate debt	67,053	231,630	4,924	122,353	425,960
Interest payments — variable rate debt (based on rates in effect as of March 31, 2015)	8,148	7,435	6,008	6,557	28,148
Total	$173,118	$581,842	$230,915	$358,175	$1,344,050
FFO and AFFO
FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets and impairment on depreciable assets. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. During the three months ended March 31, 2015 and 2014, we also chose to exclude from the calculation of FFO a taxable (expense)/benefit of $(133,000) and $443,000, respectively, from our Taxable REIT Subsidiary, or TRS, which is our property manager.
We also use AFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. AFFO, as defined by our company, represents, FFO excluding certain non-cash or non-routine items such as acquisition-related expenses, incentive compensation - LTIP units, fair value changes, restructuring charges, loss on debt and preferred stock extinguishment, expenses for preferred stock, amortization of net debt premium and amortization of below/above market leases. We exclude acquisition-related expenses, incentive compensation - LTIP units, fair value changes, restructuring charges, loss on debt and preferred stock extinguishment, amortization of net debt premium and amortization of below/above market leases because these are non-cash items that we believe do not present an accurate depiction of our FFO. In addition, we exclude expenses related to our preferred stock due to its classification as debt on our unaudited condensed consolidated balance sheets. Other REITs classify preferred stock and its related expenses as equity and, therefore, exclude it from their FFO calculation. In order to be comparable with other REITs, we adjust our preferred stock expenses in AFFO.
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

Our calculation of FFO and AFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(5,511)	$(12,269)
Add:
Redeemable non-controlling interest	(8,900)	(19,149)
Non-controlling interest	191	(1,483)
Depreciation and amortization	17,886	32,044
Gain on sale of operating properties	(2,297)	—
Income tax expense/(benefit) of TRS	133	(443)
FFO	$1,502	$(1,300)
Add:
Acquisition-related expenses	$—	$3,718
Incentive compensation — LTIP units	—	300
Fair value changes including interest rate caps and swap	(762)	(1,585)
Restructuring charges	398	—
Loss on debt and preferred stock extinguishment	2,269	—
Expenses for preferred stock	13,071	11,951
Amortization of net debt premium	(884)	(871)
Amortization of below market leases	(31)	(1,030)
AFFO(1)	$15,563	$11,183
Weighted average shares of common stock and OP units outstanding — basic	66,107,890	63,434,031
Weighted average shares of common stock, OP units and common stock equivalents outstanding — diluted	67,757,344	65,318,959
Net loss per share of common stock attributable to common stockholders	$(0.22)	$(0.49)
FFO per share of common stock and OP units — basic	$0.02	$(0.02)
FFO per share of common stock, OP units, and common stock equivalents — diluted	$0.02	$(0.02)
AFFO per share of common stock and OP units — basic(1)	$0.24	$0.18
AFFO per share of common stock, OP units, and common stock equivalents — diluted(1)	$0.23	$0.17

(1)
The increase in AFFO and AFFO per share of common stock — basic and diluted during the three months ended March 31, 2015 and 2014 is attributable primarily to our acquisition of additional properties during 2014 and an increase in the rental revenues for the three months ended March 31, 2015.

The following table is our reconciliation of FFO and AFFO share information to weighted average shares of our common stock outstanding, basic and diluted, reflected on the unaudited condensed consolidated statements of comprehensive operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Weighted average number of shares of common stock and OP units outstanding — basic	66,107,890	63,434,031
Weighted average number of OP units outstanding	(40,635,030)	(38,215,768)
Weighted average number of shares of common stock outstanding — basic per the condensed consolidated statements of comprehensive operations	25,472,860	25,218,263
Weighted average number of shares of common stock, OP units, and common stock equivalents outstanding — diluted	67,757,344	65,318,959
Weighted average number of OP units outstanding	(40,635,030)	(38,215,768)
Weighted average number of LTIP Units	(647,908)	(482,290)
Weighted average number of unvested restricted shares of common stock	(189,829)	(7,791)
Weighted average number of unvested OP units	(811,717)	(1,154,926)
Weighted average number of unvested LTIP Units	—	(239,921)
Weighted average number of shares of common stock outstanding — diluted per the condensed consolidated statements of comprehensive operations	25,472,860	25,218,263
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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(14,220)	$(32,901)
General, administrative and other expense	6,123	6,339
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(789)	(1,683)
Acquisition-related expense	—	3,718
Depreciation and amortization	17,886	32,044
Restructuring charges	398	—
Interest expense, net, including preferred dividends	26,555	25,585
Loss on debt and preferred stock extinguishment	2,269	—
(Income)/loss from unconsolidated joint ventures	(49)	231
Management fee income	(961)	(958)
Income tax expense/(benefit)	133	(443)
Net gain on the sale of depreciable properties	(2,297)	—
Net operating income	$35,048	$31,932

Certain Related Party Arrangements
See Note 10, Related Party Transactions, to the unaudited condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a discussion of the terms of certain related party arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to the information regarding market risk, or to the methods we use to manage market risk, previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015.
The table below presents, as of March 31, 2015, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates).

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$70,358	$181,926	$107,112	$116,821	$77,719	$186,407	$740,343	$779,476
Weighted average effective interest rate on maturing debt	5.33%	5.81%	5.32%	5.04%	5.06%	4.88%	4.54%	—
Variable rate debt — principal payments	$67,053	$229,290	$2,340	$2,390	$2,534	$122,353	$425,960	$427,553
Weighted average effective interest rate on maturing debt (based on rates in effect as of December 31, 2014)	3.13%	3.09%	2.51%	2.51%	2.49%	2.43%	2.32%	—
Mortgage loan payables, net were $999.2 million ($991.9 million, excluding premium) as of March 31, 2015. As of March 31, 2015, we had 52 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.77% to 6.58% per annum and a weighted average effective interest rate of 4.53% per annum. As of March 31, 2015, we had $742.0 million ($734.7 million, excluding premium) of fixed rate debt, or 74.3% of mortgage loan payables, net at a weighted average interest rate of 5.23% per annum and $257.1 million of variable rate debt, or 25.7% of mortgage loan payables, net at a weighted average effective interest rate of 2.51% per annum.
As of March 31, 2015, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $6.1 million, with a weighted average interest rate of 3.06% per annum. The maturity date for $5.6 million of our unsecured notes payable to affiliates is on the earliest of the fifth anniversary from the applicable initial date of issuance or the date of our company’s public offering of common stock on a national securities exchange. The maturity date for our $500,000 Legacy Unsecured Note is August 3, 2015.
As of March 31, 2015, we had $158.4 million outstanding under the Secured Credit Facility, with an effective interest rate of 3.43% per annum, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%, and a maturity of January 4, 2016.
As of March 31, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn and a maturity of January 4, 2016. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of March 31, 2015, our annual interest rate was 3.43%.
An increase in the variable interest rate on our 12 variable interest rate mortgage loans, revolving line of credit and our Secured Credit Facility constitutes a market risk. As of March 31, 2015, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $2.1 million, or 2.00%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures, as of March 31, 2015, were effective.
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

PART II

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
The company and certain of its affiliates are named defendants in a complaint filed on August 12, 2014 in the Superior Court of Orange County, California, styled S. Sidney Mandel et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, ROC REIT Advisors, LLC, or our former advisor, and Mr. Olander, our chief executive officer, chief financial officer, interim chief accounting officer and president, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers. On October 6, 2014, the company, our operating partnership and Mr. Olander filed a motion to quash service of the complaint for lack of personal jurisdiction. On January 5, 2015, before the motion to quash could be heard, the plaintiffs filed a fourth amended complaint that added Mr. Remppies, our chief operating officer and our acting chief administrative officer, as a defendant.  On February 6, 2015, the company, our operating partnership, our former advisor and Messrs. Olander and Remppies filed a motion to quash service of the fourth amended complaint for lack of personal jurisdiction.  Before that motion could be heard, on March 12, 2015, the court granted the plaintiffs further leave to amend their complaint, stayed the case and moved to transfer the case to the court’s complex civil division. The case was transferred on March 27, 2015. The company believes that the plaintiffs’ claims are without merit and intends to defend the matter vigorously.
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
Item 1A.    Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015.
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
On April 9, 2015, we issued 153,374.23 LTIP Units, valued at $8.15 per unit, to Mr. Olander as incentive compensation. The LTIP Units vested immediately as to 48% of the units upon grant and 26% of the units on each of the first two anniversaries of April 9, 2015.
On April 9, we issued 53,987.73 LTIP Units and 36,809.82 LTIP Units, valued at $8.15 per unit, to Mr. Olander and Mr. Rempies, respectively, as incentive compensation. The LTIP Units vested immediately upon grant.
On April 9, 2015, we issued 18,404.91 LTIP Units and 6,134.97 LTIP Units, valued at $8.15 per unit, to Mr. Remppies and Ms. Mechelle Lafon, respectively, as incentive compensation. The LTIP Units vested immediately as to 25% of the units upon grant and 25% of the units on each of the first three anniversaries of April 9, 2015.

Item 3. Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5(a). Other Information.
None.
Item 5 (b). Material Changes to Proceedings by Which Security Holders May Recommend Nominees.
None.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, as applicable, in this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of May, 2015.

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2
Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc.,(included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.4
Articles Supplementary designating the Series D Common Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc., (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.5
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.6
Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.7
Articles Supplementary designating the Series E Common Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc., (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.8
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.9
Articles of Amendment to Articles of Amendment and Restatement of Landmark Apartment Trust, Inc.,(included as Exhibit 3.1 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

3.10	Third Amended and Restated Bylaws, of Landmark Apartment Trust, Inc.,(included as Exhibit 3.4 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.11
Amendment to Third Amended and Restated Bylaws, of Landmark Apartment Trust Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2014, and incorporated herein by reference)

3.12
Second Amendment to Third Amended and Restated Bylaws, of Landmark Apartment Trust, Inc.(included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 25, 2014, and incorporated herein by reference)

3.13
Third Amendment to Third Amended and Restated Bylaws, of Landmark Apartment Trust, Inc. (included as Exhibit 3.2 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

3.14	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

3.15
First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference)

3.16
Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011, and incorporated herein by reference)

3.17
Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.18
Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.19
Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.20
Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.21
Seventh Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.22
Eighth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.3 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

4.1
Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011, and incorporated herein by reference)

4.2+
2006 Incentive Award Plan of Landmark Apartment Trust of America, Inc., as amended and restated effective May 13, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2014, and incorporated herein by reference)

4.3
Registration Rights Agreement, dated as of August 3, 2012, by and between Apartment Trust of America, Inc. and the Holders named therein (included as Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.4
Registration Rights Agreement, dated as of August 3, 2012, by and among Apartment Trust of America, Inc., 2335887 Limited Partnership and DK Landmark, LLC (included as Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.5	Form of Non-Detachable Warrant to Purchase Shares of Common Stock (included as Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated by reference herein)

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

10.1
Seventh Amendment, dated March 6, 2015, to Credit Agreement, dated as of March 6, 2013, by and among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 11, 2015, and incorporated herein by reference)

10.2
Eighth Amendment and Waiver, dated as of March 23, 2015, to the Credit Agreement dated as of March 7, 2013, among Landmark Apartment Trust Holdings, LP, Landmark Apartment Trust, Inc., Bank of America, N.A. and the lenders and other guarantors party thereto (included as Exhibit 10.9 to our Annual Report on Form 10-K filed on March 24, 2015, and incorporated herein by reference)

10.3
Separation Agreement and General Release dated January 22, 2015 by and between Landmark Apartment Trust, Inc. and Joseph G. Lubeck (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2015, and incorporated herein by reference)

10.4
Separation Agreement and General Release dated January 22, 2015 by and between Landmark Apartment Trust, Inc. and Elizabeth Truong (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference)

10.5+
First Amendment, dated May 7, 2015, to Employment Agreement, dated July 21, 2014, effective as of January 1, 2014, by and between Landmark Apartment Trust, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 13, 2015, and incorporated herein by reference)

10.6+
Employment Agreement, dated May 7, 2015, by and between Landmark Apartment Trust, Inc. and Gustav G. Remppies (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2015, and incorporated herein by reference)

10.7+
Employment Agreement, dated May 7, 2015, but effective May 18, 2015, by and between Landmark Apartment Trust, Inc. and Greg E. Brooks (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2015, and incorporated herein by reference)

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