Form 10-Q
period 2015-06-30
Landmark Apartment Trust, Inc.
filed 2015-08-10
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52612

LANDMARK APARTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3975609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 Dickens Road, Suite 101 Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 3, 2015, there were 25,805,095 shares of common stock of Landmark Apartment Trust, Inc. outstanding.

Landmark Apartment Trust, Inc.
(A Maryland Corporation)

PART I
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014
(In thousands, except for share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$1,595,595	$1,727,505
Cash and cash equivalents	20,775	8,999
Accounts receivable	5,958	5,390
Other receivables due from affiliates	36	1,627
Restricted cash	23,273	28,734
Goodwill	3,418	4,579
Investments in unconsolidated entities	2,625	8,962
Identified intangible assets, net	14,166	16,464
Other assets, net	21,284	18,089
Total assets	$1,687,130	$1,820,349
LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$983,097	$1,021,683
Secured credit facility	157,664	159,176
Line of credit	9,902	3,902
Unsecured notes payable to affiliates	616	6,116
Series D cumulative non-convertible redeemable preferred stock with derivative	169,379	202,380
Series E cumulative non-convertible redeemable preferred stock with derivative	58,971	71,578
Accounts payable and accrued liabilities	56,191	55,386
Other payables due to affiliates	136	117
Acquisition contingent consideration	—	2,900
Security deposits, prepaid rent and other liabilities	6,304	7,993
Total liabilities	1,442,260	1,531,231
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 25,788,316 and 25,628,526 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	256	254
Additional paid-in capital	230,218	227,205
Accumulated other comprehensive loss	(333)	(340)
Accumulated deficit	(211,914)	(198,384)
Total stockholders’ equity	18,227	28,735
Redeemable non-controlling interests in operating partnership	200,464	233,652
Non-controlling interest partners	26,179	26,731
Total equity	244,870	289,118
Total liabilities and equity	$1,687,130	$1,820,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
For the Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$53,998	$52,766	$108,714	$104,567
Other property revenues	8,671	7,647	16,977	14,975
Management fee income	589	1,319	1,550	2,277
Reimbursed income	1,390	3,564	4,882	5,996
Total revenues	64,648	65,296	132,123	127,815
Expenses:
Rental expenses	28,627	27,482	56,601	54,679
Reimbursed expense	1,390	3,564	4,882	5,996
General, administrative and other expense	5,362	5,429	11,485	11,769
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	177	(9,493)	(612)	(11,177)
Acquisition-related expenses	98	(1,707)	98	2,011
Depreciation and amortization	16,578	23,567	34,464	55,611
Restructuring and impairment charges	1,225	—	1,624	—
Total expenses	53,457	48,842	108,542	118,889
Other income/(expense):
Interest expense, net	(14,937)	(15,928)	(30,672)	(31,533)
Preferred dividends classified as interest expense	(10,429)	(10,480)	(21,249)	(20,460)
Gain on sale of operating properties	3,566	6,998	5,863	6,998
Income/(loss) and gain on sale from unconsolidated entities	3,004	(938)	3,053	(1,169)
Loss on debt and preferred stock extinguishment	(2,366)	—	(4,635)	—
Loss before income tax	(9,971)	(3,894)	(24,059)	(37,238)
Income tax (expense)/benefit	(164)	(220)	(297)	223
Net loss	(10,135)	(4,114)	(24,356)	(37,015)
Less: Net loss attributable to redeemable non-controlling interest in operating partnership	6,401	2,665	15,302	21,814
Net (income)/loss attributable to non-controlling interest partners	(306)	(112)	(497)	1,371
Net loss attributable to common stockholders	$(4,040)	$(1,561)	$(9,551)	$(13,830)
Other comprehensive loss:
Change in cash flow hedges	379	(408)	23	(686)
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	(159)	115	(9)	230
Change in cash flow hedges attributable to non-controlling interest partners	(122)	240	(7)	330
Comprehensive loss attributable to common stockholders	$(3,942)	$(1,614)	$(9,544)	$(13,956)

Net loss per share of common stock attributable to common stockholders — basic and diluted	$(0.16)	$(0.06)	$(0.37)	$(0.55)
Weighted average number of shares of common stock outstanding — basic and diluted	25,582,304	25,294,650	25,527,884	25,258,683
Weighted average number of common units held by non-controlling interests — basic and diluted	40,247,464	39,624,222	40,440,176	38,929,094
Distributions declared per share of common stock	$0.08	$0.08	$0.15	$0.15
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Non- Controlling Interest Partners	Total Equity
	Number of Shares	Amount
Balance - December 31, 2014	25,628,526	$254	$227,205	$(340)	$(198,384)	$28,735	$233,652	$26,731	$289,118
Change in cash flow hedges	—	—	—	7	—	7	9	7	23
Issuance of vested and nonvested restricted common stock	49,080	1	399	—	—	400	—	—	400
Offering costs	—	—	(2)	—	—	(2)	—	—	(2)
Issuance of LTIP units	—	—	1,390	—	—	1,390	—	—	1,390
Amortization of nonvested restricted common stock and LTIP Units	—	—	325	—	—	325	—	—	325
Issuance of common stock under the DRIP	110,710	1	901	—	—	902	—	—	902
Distributions	—	—	—	—	(3,979)	(3,979)	(6,145)	(1,056)	(11,180)
Redemption of OP units	—	—	—	—	—	—	(11,750)	—	(11,750)
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(15,302)	—	(15,302)
Net income attributable to non-controlling interest partners	—	—	—	—	—	—	—	497	497
Net loss attributable to common stockholders	—	—	—	—	(9,551)	(9,551)	—	—	(9,551)
Balance - June 30, 2015	25,788,316	$256	$230,218	$(333)	$(211,914)	$18,227	$200,464	$26,179	$244,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,356)	$(37,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	35,639	57,305
Gain on sale of operating properties	(5,863)	(6,998)
Loss on debt and preferred stock extinguishment	4,635	—
Deferred income tax benefit	—	(435)
Accretion expense related to preferred stock	3,504	3,073
Changes in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(612)	(11,177)
Equity based compensation, net of forfeitures	975	1,317
Bad debt expense	1,001	1,218
Restructuring and impairment charges	1,161	—
(Income)/loss and gain on sale from unconsolidated entities	(3,053)	1,169
Changes in operating assets and liabilities:
Increase in operating assets	(2,521)	(5,353)
(Decrease)/increase in operating liabilities	(5,816)	4,470
Net cash provided by operating activities	4,694	7,574
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties, net	—	(92,791)
Proceeds from the sale of operating properties, net	59,972	13,889
Capital expenditures	(6,142)	(17,312)
Return of investment from unconsolidated entities	9,327	380
Settlement of acquisition contingent consideration	(3,500)	—
Change in deposits on real estate acquisitions	—	2,296
Change in restricted cash — capital replacement reserves	3,898	1,024
Net cash provided by/(used in) investing activities	63,555	(92,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	144,992	16,100
Payments on mortgage loan payables	(127,321)	(5,888)
Net proceeds on line of credit	6,000	3,902
Net (repayment)/proceeds on secured credit facility	(1,512)	19,932
Payments on unsecured notes payable to affiliates	(5,500)	—
Proceeds from the issuance of redeemable preferred stock	—	74,000
Redemption of preferred stock	(47,752)	—
Payment of deferred financing costs	(3,318)	(2,779)
Payment of offering costs	(2)	(3)
Repurchase of OP units	(11,750)	—
Distributions paid to common stockholders	(2,951)	(2,700)
Distributions paid to holders of LTIP Units	(122)	(111)
Distributions to non-controlling interest partners	(1,056)	(987)
Distributions paid to redeemable non-controlling interests in operating partnership	(6,181)	(5,646)
Net cash (used in)/provided by financing activities	(56,473)	95,820
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,776	10,880
Cash and cash equivalents — Beginning of period	8,999	4,349
Cash and cash equivalents — End of period	$20,775	$15,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and secured credit facility	$26,534	$25,571
Interest on preferred stock	$17,594	$13,569
State income taxes	$297	$212
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties, net	$—	$181,118
Secured credit facility repayment at time of disposition of apartment community	$—	$4,444
Release of mortgage loan payable on the sale of properties	$52,668	$—
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$—	$64,818
Issuance of common stock in the settlement of acquisition contingent consideration	$400	$—
Issuance of common stock under the DRIP	$902	$1,090
Issuance of redeemable non-controlling interests in operating partnership due to reinvestment of distribution	$—	$209
Fair value of non-controlling interest partner's interest in acquired properties	$—	$26,486
Distributions declared but not paid on common stock	$645	$638
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$1,000	$1,036
Change in other comprehensive operations	$23	$(686)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
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
As of June 30, 2015, we consolidated 73 properties, including six properties held through consolidated joint ventures, with an aggregate of 22,116 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these properties as our consolidated properties. As of June 30, 2015, we also managed 11 properties. Six of these properties are owned by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, or Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these six properties as our managed equity investment properties, which have an aggregate of 1,991 apartment units at June 30, 2015. The remaining five properties, which have an aggregate of 1,780 apartment units, are owned by one or more third parties, including certain entities affiliated with Elco Landmark Residential Holdings, LLC’s, or ELRH, and we refer to these five properties as our managed third party properties. Since June 30, 2015, one of these managed third party properties was sold. See Note 5, Investments in Unconsolidated Entities, for further discussion of this sale.
All of our consolidated and managed properties are managed by LATPM, LLC, or our property manager.
These financial statements have not been audited. Amounts as of December 31, 2014 included in these financial statements have been derived from the audited consolidated financial statements as of that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and the rules and regulations for reporting on Form 10-Q. Although we believe our footnote disclosures are adequate to make the information presented not misleading, you should read these financial statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2.	Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.
Certain prior year amounts have been reclassified to conform to the current year presentation due to the addition of property lease expense into general, administrative and other expenses.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Goodwill
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired business, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. For the three and six months ended June 30, 2015, we recorded $1.2 million, respectively, of impairment to goodwill which was primarily due to the reduction of future economic benefits which is recorded in restructuring and impairment charges in our accompanying unaudited condensed consolidated statements of comprehensive operations. During the second quarter of 2015, four of our managed equity investment properties were sold and, since June 30, 2015, another one of our managed third party properties was sold by its owners and, therefore, we no longer manage such properties. Utilizing the discounted cash flow method of the income approach, we established a value to measure the impairment to goodwill which is a Level 3 fair value measurement. The transfer of 11 of our managed third party properties and the related reduction of future economic benefits was included in the annual goodwill impairment test as of December 31, 2014. No impairment was recorded for the six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, we had goodwill of $3.4 million and $4.6 million, respectively, included in our accompanying unaudited condensed consolidated balance sheets.
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
Our property manager is organized as a TRS and accordingly is subject to income taxation. During the second quarter of 2014, we determined that it is more likely than not that our deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. As of June 30, 2015 and December 31, 2014, the valuation allowance was $1.9 million and $1.1 million, respectively. It is expected that any future net deferred tax assets will continue to be offset by a valuation allowance until the property manager establishes a pattern of profitability. To the extent the property manager generates consistent income, we may reduce the valuation allowance in the period such determination is made.
Income tax expense of $164,000 and $297,000 was recognized for the three and six months ended June 30, 2015, respectively, which consisted entirely of state income tax expense for each respective period.
As of June 30, 2015, total net operating loss carry forward for federal income tax purposes was approximately $67.0 million and $6.3 million for our company and our TRS, respectively. The net operating loss carry forwards will expire beginning in 2026 and 2031 for our company and our TRS, respectively.
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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

3.	Real Estate Investments
Our investments in our consolidated operating properties, net consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land	$269,832	$278,885
Land improvements	123,967	137,646
Building and improvements(1)	1,334,718	1,420,815
Furniture, fixtures and equipment	36,731	38,457
	1,765,248	1,875,803
Less: accumulated depreciation	(169,653)	(148,298)
	$1,595,595	$1,727,505

(1)	Includes $1.2 million and $2.5 million of direct construction costs in progress as of June 30, 2015 and December 31, 2014, respectively.
Depreciation expense for the three months ended June 30, 2015 and 2014 was $15.7 million and $14.9 million, respectively, and for the six months ended June 30, 2015 and 2014 was $32.1 million and $29.2 million, respectively.

Real Estate Acquisitions
We did not complete any acquisitions during the six months ended June 30, 2015.

4.	Real Estate Disposition Activities
During the six months ended June 30, 2015, we sold four consolidated properties, Avondale by the Lakes on March 5, 2015, Landmark at Savoy Square on March 26, 2015, Courtyards on the River on April 30, 2015 and Landmark at Magnolia Glen on May 28, 2015, with an aggregate of 1,862 apartment units for a combined sales price of $116.1 million. As of the date of disposal, the properties had a net carrying value of $105.9 million. Three of the mortgage loans related to these dispositions, in the aggregate amount of $52.7 million, were directly assumed by the buyers. We incurred expenses and adjustments of $3.2 million associated with the dispositions. Our gain on the sale of the properties was $5.9 million, net of $1.7 million in taxes due during the first quarter of 2015 related to a tax protection agreement for a prior year disposition. A portion of the net proceeds from these dispositions was used to redeem our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, and our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, during the six months ended June 30, 2015. Of the $4.6 million of loss on debt and preferred stock extinguishment, $972,000 related to our property dispositions including a yield maintenance prepayment

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

penalty for the repayment of the mortgage debt paid directly to lenders and the write-off of the unamortized portions of deferred financing costs and above/ below market debt.
On June 24, 2015, we sold our 20% equity interest in each of two of our managed equity investment properties, Landmark at Waverly Place and The Fountains, which represented 750 units for $6.9 million, recognizing a gain on the sale of $3.0 million which is included in income/(loss) and gain on sale from unconsolidated entities in our unaudited condensed consolidated statements of comprehensive operations discussed further below in Note 5, Investments in Unconsolidated Entities.
During the three and six months ended June 30, 2014, there were two properties sold, Manchester Park on May 28, 2014 and Bay Breeze Villas on June 30, 2014, totaling 306 apartment units for a combined sales price of $29.3 million. Our gain on the sale of the apartment communities was $7.0 million.

5.	Investments in Unconsolidated Entities
As of June 30, 2015 and December 31, 2014, we held non-controlling interests in the following investments which are accounted for under the equity method (in thousands, except unit data):

Investment Description	Date Acquired	Number of Units	Total Investment at June 30, 2015	Total Investment at December 31, 2014	Percentage Ownership at June 30, 2015
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$—	$955	—%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	—	3,460	—%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	2,625	4,547	8.5%
Total investments			$2,625	$8,962

On November 18, 2013, we acquired an equity interest in the Landmark at Waverly Place property from affiliates of ELRH. We owned a 20% non-controlling interest and our joint venture partner owned an 80% controlling interest in Landmark at Waverly Place, LLC, the entity that owns the Landmark at Waverly Place property. We sold our 20% equity interest on June 24, 2015 for $1.5 million. The difference between the carrying value and underlying equity in the net assets at December 31, 2014 was $463,000.
On December 6, 2013, we acquired an equity interest in The Fountains property from affiliates of ELRH. We owned a 20% non-controlling interest and our joint venture partner owned an 80% controlling interest in Landmark at Garden Square, LLC, the entity that owns The Fountains property. We sold our 20% equity interest on June 24, 2015 for $5.4 million. The difference between the carrying value and underlying equity in the net assets at December 31, 2014 was $839,000.
On December 20, 2013, in conjunction with the ELRM Transaction (as defined below), we purchased 500,000 Class A Units in Timbercreek Holding from Elco Landmark Residential Holdings II, LLC, or ELRH II, an entity affiliated with Mr. Michael Salkind and Mr. Avi Israeli, two members of our board of directors, or our board, and Mr. Joseph Lubeck, our former executive chairman, for consideration in the amount of $5.0 million consisting of the issuance of 613,497 of shares of our common stock, therefore, becoming a limited partner in Timbercreek Holding. At June 30, 2015, we indirectly owned approximately 8.5% of the limited partnership interest in the Timbercreek Fund. During the three months ended June 30, 2015, two of our managed equity investment properties were sold by the Timbercreek Fund. We received approximately $1.7 million of distributions in connection with the sale of the two properties which resulted in a reduction to our investment in unconsolidated entities in our unaudited condensed consolidated balance sheet as of June 30, 2015. On March 14, 2013, we completed the acquisition of certain assets constituting the management operations of ELRH, and certain of its affiliates, or, collectively, the ELRM Parties, and acquired the management operations of the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. We refer to this acquisition as the ELRM Transaction.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6.	Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $0 and $788,000 as of June 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 0 months and 3 months as of June 30, 2015 and December 31, 2014, respectively)	$—	$591
Trade name and trade marks (indefinite lives)	200	200
Property management contracts, net of accumulated amortization of $6.9 million and $5.2 million as of June 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 74.4 months and 80.4 months as of June 30, 2015 and December 31, 2014, respectively)	13,966	15,673
	$14,166	$16,464

As of June 30, 2015 and December 31, 2014, we had below market lease intangibles, net, of $0 and $31,000, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our unaudited condensed consolidated balance sheets. We amortize our net below market lease intangibles on a straight-line basis as an increase to rental income.
Amortization expense recorded on the identified intangible assets, net for the three months ended June 30, 2015 and 2014, was $858,000 and $8.7 million, respectively, and for the six months ended June 30, 2015 and 2014, was $2.3 million and $26.4 million, respectively.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

7.	Debt
The following is a summary of our secured and unsecured debt, net of premium at June 30, 2015 and
December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Mortgage loan payables — fixed	$610,307	$755,576
Mortgage loan payables — variable	368,205	257,932
Total secured fixed and variable rate debt	978,512	1,013,508
Premium, net	4,585	8,175
Total mortgage loan payables, net	983,097	1,021,683
Secured credit facility	157,664	159,176
Line of credit	9,902	3,902
Total secured fixed and variable rate debt, net	$1,150,663	$1,184,761
Unsecured notes payable to affiliates	$616	$6,116

Scheduled payments and maturities of secured and unsecured debt at June 30, 2015 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2015(2)	$7,222	$45,502	$—
2016	10,698	399,944	—
2017	10,849	99,726	—
2018	10,860	72,158	616
2019	9,533	73,278	—
Thereafter	26,328	379,980	—
	$75,490	$1,070,588	$616

(1)	Secured note payments are comprised of the normal principal payments for mortgage loan payables and the secured credit facility.

(2)
Included is maturing debt in the third and fourth quarters of 2015 of $9.1 million, and $36.5 million, respectively, of which $30.0 million has been refinanced subsequent to June 30, 2015 . We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities.

Mortgage Loan Payables, Net
Mortgage loan payables were $983.1 million ($978.5 million, excluding premium) and $1.02 billion ($1.01 billion, excluding premium) as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had 45 fixed rate and 17 variable rate mortgage loans with effective interest rates ranging from 1.78% to 6.58% per annum and a weighted average effective interest rate of 4.14% per annum. As of June 30, 2015, we had $614.9 million ($610.3 million, excluding premium) of fixed rate debt, or 62.5% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum and $368.2 million of variable rate debt, or 37.5% of mortgage loan payables, at a weighted average effective interest rate of 2.34% per annum. As of December 31, 2014, we had 54 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.76% to 6.58% per annum, and a weighted average effective interest rate of 4.53% per annum. As of December 31, 2014, we had $763.8 million ($755.6 million, excluding premium) of fixed rate debt, or 74.8% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum and $257.9 million of variable rate debt, or 25.2% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.
In the second quarter of 2015, we refinanced seven separate mortgage loans. The aggregate balance of the new mortgage loan payables is $145.0 million. The new mortgage loan payables range from 7-year to 10-year terms, and each accrues interest

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

at a floating rate equal to one-month LIBOR plus a margin ranging from 1.72% to 2.52%. We purchased interest rate caps for each of these floating rate loans. We used the remaining net proceeds from the refinancings primarily to redeem a portion of our Series D Preferred Stock and our Series E Preferred Stock and to pay a portion of the unsecured notes payable to affiliates, as discussed below. Of the $4.6 million of loss on debt and preferred stock extinguishment, $2.3 million relates to a yield maintenance prepayment penalty for the repayment of the mortgage debt paid and the write-off of the unamortized portion of deferred financing costs and above/below market debt for certain of the refinancings.
We are required by the terms of certain loan documents to meet certain financial covenants, including leverage and liquidity tests, and comply with certain financial reporting requirements. We are in compliance and expect to remain in compliance with all covenants for the next 12 months.
Most of the mortgage loan payables may be prepaid in whole but not in part, subject to applicable prepayment premiums and the terms of certain tax protection agreements to which we are a party. As of June 30, 2015, 24 of our mortgage loan payables had monthly interest-only payments, while 38 of our mortgage loan payables as of June 30, 2015 had monthly principal and interest payments.
Secured Credit Facility
The secured facility with Bank of America, N.A. and certain other lenders, or the Secured Credit Facility, is in the aggregate maximum principal amount of $180.0 million and the amount available is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all properties. As of June 30, 2015, we had $157.7 million outstanding under the Secured Credit Facility and 13 of our properties were pledged as collateral. Although $14.1 million is currently available under the Secured Credit Facility, based on a prior draw up to $165.9 million during the year ended December 31, 2014, and subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016.
The Secured Credit Facility was originally scheduled to mature on March 7, 2015. On March 6, 2015, we and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date of the Secured Credit Facility to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016; (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio; and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarters ended September 30, 2014 and December 31, 2014. As amended, the Secured Credit Facility includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which, as of the end of any quarter shall not be less than 1.05:1.00. As of June 30, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants through the maturity date.
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
All borrowings under the Secured Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of June 30, 2015, our annual interest rate was 3.44% on principal outstanding of $157.7 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%.
Line of Credit
On January 22, 2014, we entered into an agreement with Bank Hapoalim, as lender, for a revolving line of credit, or our revolving line of credit, in the aggregate principal amount of up to $10.0 million to be used for our working capital and general corporate purposes. Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

amended to extend the maturity date to January 4, 2016 and amend certain covenants. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations, or FFO, covenant which requires us to achieve FFO of at least $1.00 in each fiscal year. We are in compliance and expect to continue to remain in compliance with all covenants through the maturity date. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral, which is recorded in restricted cash on the condensed consolidated balance sheet. As of June 30, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of June 30, 2015, our annual interest rate was 3.44%.
Unsecured Notes Payable to Affiliates
On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to ELRH II in the principal amount of $10.0 million, or the ELRM Note. On December 20, 2013, we repaid $5.0 million of the outstanding principal amount on the ELRM Note by issuing to ELRH II 613,497 shares of restricted common stock. Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to ELRH II unsecured promissory notes in the aggregate principal amount of $616,000. Proceeds from the sale of the Landmark at Magnolia Glen property were used to repay $5.0 million on the notes, leaving a balance at June 30, 2015 of 616,000. The unsecured notes payable to affiliates matures on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.
In connection with our acquisition of the Landmark at Magnolia Glen property on October 19, 2012, we issued an unsecured note, or the Legacy Unsecured Note, payable in the amount of $500,000 to Legacy Galleria, LLC, or Legacy. As of December 31, 2014, the outstanding principal amount under the Legacy Unsecured Note was 500,000. Proceeds from the sale of the Landmark at Magnolia Glen property on May 28, 2015, were used to repay the remaining Legacy Unsecured Note in full. Interest was payable monthly at an annual rate based on a benchmark index from the OP unit distributions dividend rate or 3.68%. While we remain joint venture partners with an affiliate of Legacy in the Legacy at Stafford Landing property, as a result of our repayment in full of the Legacy Unsecured Note, we no longer deem Legacy to be a related party.
Deferred Financing Cost, Net
As of June 30, 2015 and December 31, 2014, we had $9.7 million and $10.7 million, respectively, in deferred financing costs, net of accumulated amortization of $11.7 million and $10.4 million, respectively. Deferred financing costs, net, are included in other assets, net, on our unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.
Amortization expense recorded on the deferred financing costs for the three months ended June 30, 2015 and 2014 was $1.3 million and $1.5 million, respectively, and for the six months ended June 30, 2015 and 2014 was $2.8 million and $3.4 million, respectively.

8.    Preferred Stock and Warrants to Purchase Common Stock
Series D Preferred Stock
As of June 30, 2015 and December 31, 2014, we had outstanding an aggregate of 17,446,385 shares and 20,976,300 shares, respectively, of our Series D Preferred Stock, to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, issued at $10.00 per share, for an aggregate amount of $174.5 million and $209.8 million, respectively. During the six months ended June 30, 2015, we redeemed 3,529,915 shares of the Series D Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using net proceeds from property dispositions and mortgage refinancings. In connection with these redemptions, we recorded $547,000 for the prepayment premiums paid and the write-off of unamortized deferred financing costs which is recorded in loss on debt and preferred stock extinguishment in our unaudited condensed consolidated statements of comprehensive operations.
Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

March 1, 2015, the Series D Current Dividend increased from 8.75% to 11% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series D Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series D Current Dividend on the 15th of each month. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our unaudited condensed consolidated statements of comprehensive operations. For the three months ended June 30, 2015 and 2014, we incurred $7.7 million and $7.9 million, respectively, and for the six months ended June 30, 2015 and 2014, we incurred $15.8 million and $15.6 million, respectively, of preferred dividends classified as interest expense related to the Series D Preferred Stock.
We are required to redeem all outstanding shares of the Series D Preferred Stock on June 28, 2016, subject to additional one-year extensions upon satisfaction of certain conditions, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the governing documents. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the governing documents. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock.
In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreements, including a public offering of the company’s common stock, we are obligated to redeem not less than 50% of the shares of the Series D Preferred Stock then outstanding, to the extent sufficient proceeds are raised. This redemption feature met the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. The Series D Preferred Stock and the derivative liability are presented together in the unaudited condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock in the amount of $169.4 million and $202.4 million as of June 30, 2015 and December 31, 2014, respectively. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three months ended June 30, 2015 and 2014 was $1.2 million and $1.0 million, respectively, and for the six months ended June 30, 2015 and 2014 was $2.3 million and $2.0 million, respectively.
The derivative was recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. For the three and six months ended June 30, 2014, we recorded a decrease in the fair value of the derivative of $5.7 million and $4.8 million, respectively. As of December 31, 2014, this derivative had no fair value. As of February 28, 2015, the derivative expired. The Series D Preferred Stock is presented in the unaudited condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock in the amount of $169.4 million and $202.4 million as of June 30, 2015 and December 31, 2014, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Series E Preferred Stock
As of June 30, 2015 and December 31, 2014, we had outstanding an aggregate of 6,154,722 shares and 7,400,000 shares, respectively, of our Series E Preferred Stock, to iStar and BREDS, issued at $10.00 per share, for an aggregate of $61.5 million and $74.0 million, respectively. The proceeds from the sale of the Series E Preferred Stock were used primarily to acquire and renovate additional properties. During the six months ended June 30, 2014, we redeemed 1,245,278 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using net proceeds from property dispositions and mortgage refinancings. In connection with these redemptions, we recorded $858,000 for the prepayment premiums paid and the write-off of unamortized deferred financing costs which is recorded in loss on debt and preferred stock extinguishment in our unaudited condensed consolidated statements of comprehensive operations.
Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend equal to 9.25% per annum compounded monthly, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

dividend payment date. Our failure to pay in full, in cash, any Series E Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series E Current Dividend on the 15th of each month. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our unaudited condensed consolidated statements of comprehensive operations. For the three months ended June 30, 2015 and 2014, we incurred $2.8 million and 2.6 million, respectively, and for the six months ended June 30, 2015 and 2014, we incurred $5.5 million and $4.9 million, respectively, of preferred dividends classified as interest expense related to the Series E Preferred Stock.
We are required to redeem all outstanding shares of Series E Preferred Stock on June 28, 2016, subject to additional one-year extensions upon satisfaction of certain conditions, for a cash payment to the holders of the Series E Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series E Preferred Stock governing documents. Based on the requirement of redemption for cash, the Series E Preferred Stock is classified as a liability in our unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. Failure to redeem the Series E Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the Series E Preferred Stock governing documents. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series E Preferred Stock.
In addition, in the event of a triggering event as described in the Series E Preferred Stock agreements, including a public offering of the company’s common stock, we are obligated to redeem not less than 50% of the shares of the Series E Preferred Stock then outstanding, to the extent sufficient proceeds are raised, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $6.0 million with a corresponding discount recorded to the value of the Series E Preferred Stock. The Series E Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series E Preferred Stock discount for the three months ended June 30, 2015 and 2014 was $613,000 and $535,000, respectively, and for the six months ended June 30, 2015 and 2014 was $1.2 million and $1.1 million, respectively.
The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. As of June 30, 2015 and December 31, 2014, the fair value of this derivative was $40,000 and $1.4 million, respectively, and the change in fair value for the three months ended June 30, 2015 and 2014 was $860,000 and $2.0 million, respectively. For the six months ended June 30, 2015 and 2014, the change in the fair value was $1.4 million for each period. The Series E Preferred Stock, the derivative liability and the fair value of the derivative are presented together in our unaudited condensed consolidated balance sheets as Series E cumulative non-convertible redeemable preferred stock with derivative in the amount of $59.0 million and $71.6 million, respectively, as of June 30, 2015 and December 31, 2014. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Summary of Rights of Series D Preferred and Series E Preferred Stock
The Series D Preferred Stock and the Series E Preferred Stock rank senior to our common stock with respect to, among other things, distribution rights, redemption rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company. In addition to other preferential rights, upon voluntary or involuntary liquidation, dissolution or winding up of our company, each holder of Series D Preferred Stock and Series E Preferred Stock is entitled to receive liquidating distributions in cash of certain expenses in an amount equal to $10.00 per share plus any accrued and unpaid dividends due under the agreement, before any distribution or payment is made to the holders of our company’s common stock.  Also, pursuant to the protective provisions of the governing documents designating the Series D Preferred Stock, or the Series D Preferred Stock agreements, and Series E Preferred Stock, or the Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock agreements and Series E Preferred Stock agreements, we are required to use any net proceeds from the sale of our properties or loan refinancings to redeem a portion of the Series D Preferred Stock and Series E Preferred Stock.
Holders of the shares of our Series D Preferred Stock and our Series E Preferred Stock vote together as a single class for the election of the iStar director and the BREDS director. In addition, subject to certain limitations, holders of the shares of our

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Series D Preferred Stock and Series E Preferred Stock will vote together as a single class with the holders of our company’s common stock on any matter presented to the common stockholders for their action or consideration at any meeting of stockholders or, to the extent permitted, by written consent in lieu of a meeting.  Subject to certain limitations, each holder of outstanding shares of our Series D Preferred Stock and Series E Preferred Stock shall be entitled to cast the number of votes equal to the quotient, rounded down to the nearest whole number of votes, obtained by dividing (A) the aggregate liquidation preference of the shares of Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter by (B) the book value per share (each as defined in our charter).  Effectively,  the holders of the shares of our Series D Preferred Stock and our Series E Preferred Stock could account for a quorum at any meeting of our company’s shareholders and, to the extent such holders, voted their respective shares in the same manner, such holders could effectively control the outcome of any matter submitted to the shareholders for approval.
Warrants to Purchase Common Stock
In connection with prior issuances of the Series A Preferred Stock and the Series B Preferred Stock, which were redeemed on June 28, 2013, we issued warrants to purchase an aggregate of $60.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80% of the public offering price of our common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering and in connection with a change of control. In general, the August 3, 2012 and February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on the later of August 3, 2015 and February 27, 2016; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition). See Note 16, Subsequent Events, for a discussion on the expiration of $50.0 million of the warrants to acquire common stock on August 3, 2015.
We measured the fair value of the warrants as of June 30, 2015 and December 31, 2014 resulting in our recording $71,000 and $663,000, respectively, reflected in security deposits, prepaid rent and other liabilities in our unaudited condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. For the three months ended June 30, 2015 and 2014, we recorded a decrease in the fair value of the warrants of $203,000 and $473,000, respectively, and for the six months ended June 30, 2015 and 2014, we recorded a decrease in the fair value of $592,000 and $1.2 million, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

9.	Commitments and Contingencies
Litigation

The company and certain of its affiliates were named as defendants in a fifth amended complaint filed on August 6, 2015 in the Superior Court of Orange County, California, styled Paul D. Bernstein et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, ROC REIT Advisors, LLC, or our former advisor, Mr. Olander, our CEO, president and interim CAO, and Mr. Remppies, our COO, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers.  The company believes that the plaintiffs' claims are without merit and intends to defend the matter vigorously. We have not accrued any amount for the possible outcome of this litigation because management does not believe that a material loss is probable or estimable at this time.
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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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
Acquisition Contingent Consideration
ELRM Transaction
We incurred certain contingent consideration in connection with the ELRM Transaction during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets of the Timbercreek Fund, our operating partnership agreed to issue up to $10.0 million in restricted OP units to ELRH. Additionally, ELRH and certain of its affiliates had the opportunity to earn additional consideration in the form of restricted OP units and a promissory note through a contingent consideration arrangement, which was based on two events: (i) projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates and (ii) funds raised at certain target dates to acquire properties in the Timbercreek Fund. As of December 31, 2014, all potential earnout opportunities available to the ELRM Parties or otherwise pursuant to the ELRM Transaction have been satisfied.
Our contingent consideration liability could change based on achieving the contingencies and the quarterly fair valuation. As of June 30, 2015 and December 31, 2014, we determined that there was no fair value of the acquisition contingent consideration. There was a decrease in the fair value of the contingent consideration of $1.3 million and $3.8 million for the three and six months ended June 30, 2014, which is recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation of assets and liabilities on a recurring basis.
Landmark at Andros Isles
On June 4, 2014, we completed the acquisition of Landmark at Andros Isles, which included acquisition contingent consideration with an initial estimated fair value of $2.7 million. The acquisition contingent consideration was based on a calculation of future net operating income (which included the payment of principal and interest on the mortgage loan payable as defined in the definitive agreements) over the four-year period subsequent to the acquisition, with a total payout not to exceed $4.0 million. There was no change in fair value for the three and six months ended June 30, 2014.
As of December 31, 2014, the estimated fair value of the acquisition contingent consideration was $2.9 million. During the first quarter of 2015 we recorded an increase in the fair value of $100,000 and on May 5, 2015, we settled the acquisition contingent consideration that was due in connection with the Landmark at Andros Isles acquisition for aggregate consideration of $3.9 million, of which $3.5 million was paid in cash and $400,000 was paid by issuing shares of our common stock at a per share value of $8.15. The remaining adjustment in the fair value of the acquisition contingent consideration of $900,000 was recorded in the second quarter of 2015. As of June 30, 2015, there is no remaining acquisition contingent consideration opportunity related to this acquisition. The change in fair value was recorded to the change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on our unaudited condensed consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
See Note 10, Related Party Transactions, and Note 16, Subsequent Events, for further discussion regarding the acquisition contingent consideration.
Support Payment Agreement
On December 20, 2013, we issued to ELRH II 1,226,994 shares of common stock in connection with (i) our acquisition of the Class A Units in Timbercreek Holding for $5.0 million and (ii) the initial pay down of $5.0 million of the ELRM Note.  In order for ELRH II to ensure it would receive equivalent value to the cash it would have received under the ELRM Note and

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

for the acquisition of the Class A Units, the Company entered into a support payment agreement with ELRH II, which agreement contains a price support mechanism. When the shares are no longer restricted, ELRH II is obligated, for a period of ten business days, to use commercially reasonable efforts to sell the shares at a price above $8.15 per share. In the event that ELRH II is not successful in selling the shares, ELRH II may give notice whereupon we have the option to either (i) issue additional shares of our common stock with a value that is equal to the difference between $8.15 per share multiplied by the 1,226,994 shares and the actual gross selling price received by ELRH II upon the sale of the shares or (ii) repurchase the shares for $8.15 per share in cash. If ELRH II fails to dispose of the shares as described above, our obligation to make the support payment will terminate. In the event a public offering and a listing of our capital stock, or an IPO, does not take place before March 14, 2018, we may call or ELRH II may put the shares to us and we would be obligated to repurchase the shares for $8.15 per share in cash. The support payment obligation was insignificant as of June 30, 2015 and December 31, 2014.

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
OP Units Issued
As of June 30, 2015, we had issued 30,988,076 OP units, among other issuances, with an aggregate value of $252.6 million to our related parties. Such OP units were issued, directly or indirectly, to entities affiliated with Messrs. Salkind and Israeli, two members of our board, and Mr. Edward Kobel, our chairman, in connection with the acquisition of various properties and the ELRM Transaction.
Tax Protection Agreements
We have entered into tax protection agreements with entities affiliated with Messrs. Salkind, Israeli and Kobel, or the Tax Protected Parties, who contributed certain multifamily apartment communities in connection with our acquisitions during the years ended 2014, 2013 and 2012. Pursuant to these agreements, our operating partnership has agreed, among other things, to indemnify the Tax Protected Parties against certain taxes incurred by them upon a sale, exchange or other disposition of the tax protected properties during a specified restricted period, or Tax Protection Period, plus an additional amount equal to the taxes incurred by the tax protected parties as a result of the indemnification payments. We have 31 tax protection agreements.  Subject to the terms thereof, each tax protection agreement provides tax protection for a term of seven years commencing on the date of closing of the contribution of the applicable contributed property.  Each year until expiration the Company’s tax protection obligation is reduced on a pro rata basis, or 1/7th annually.
Landmark at Andros Isles

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

On May 5, 2015, we settled the acquisition contingent consideration that was due in connection with the Landmark at Andros Isles acquisition for aggregate consideration of $3.9 million. The consideration was paid to DK Gateway Andros II LLC, an entity affiliated with our chairman, Mr. Kobel. See Note 9, Commitments and Contingencies, for a further discussion of our acquisition contingent consideration related to Landmark at Andros Isles.
On May 19, 2015, we redeemed 100,773 OP units, valued at $8.15 per unit, from DK Gateway Andros II LLC, in connection with obligations arising from the June 4, 2014 acquisition of the Landmark at Andros Isles.
Landmark at Magnolia Glen
On May 28, 2015, we redeemed 1,340,966 OP units, valued at $8.15, from Legacy as consideration for the waiver of the tax protection agreement upon the sale of Landmark at Magnolia Glen. While we remain joint venture partners with an affiliate of Legacy in the Legacy at Stafford Landing property, as a result of our repayment in full of the Legacy Unsecured Note, we no longer deem Legacy to be a related party. See Note 7, Debt, for a further discussion of our unsecured notes payable to affiliates and our repayment of the Legacy Unsecured Note.

Other
As of June 30, 2015 and December 31, 2014, we had $36,000 and $1.6 million outstanding, respectively, which were recorded in other receivables due from affiliates in our unaudited condensed consolidated balance sheets. The amounts outstanding represented amounts due from our managed properties owned by affiliated third parties as part of the normal operations of our property manager, which primarily consisted of management fee receivables.

As of June 30, 2015 and December 31, 2014, we had $136,000 and $117,000, respectively, which were recorded in other payables due to affiliates in our unaudited condensed consolidated balance sheets. The amounts outstanding represented payables due to our managed properties owned by affiliated third parties as part of the normal operations of our property manager.

11.	Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2015 and December 31, 2014, we had issued and outstanding (i) 17,446,385 and 20,976,300 shares, respectively, of Series D Preferred Stock and (ii) 6,154,722 and 7,400,000 shares, respectively, of Series E Preferred Stock. See Note 8, Preferred Stock and Warrants to Purchase Common Stock.

Common Stock
Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of June 30, 2015 and December 31, 2014, we had 25,788,316 and 25,628,526 shares, respectively, of our common stock issued and outstanding.
The following are the equity transactions with respect to our common stock during the six months ended June 30, 2015:

•	110,710 shares of common stock were issued pursuant to the DRIP (as defined below).

•	49,080 shares of common stock issued to DK Gateway Andros II LLC, in relation to the settlement of the Andros Isles contingent consideration.
Our distributions are subject to approval by our board. Our common stock distributions as of June 30, 2015 and December 31, 2014 was equivalent to $0.30 per share per annum for each period then ended.
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to shares of our common stock for the period by the weighted average number of shares of our common stock outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two-class method. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2015, and December 31, 2014, there were 144,187 and 192,316 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term investment plan units, or LTIP Units, could

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

potentially dilute the basic earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.
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
Since August 2012, we have made a series of acquisitions and issued common stock or common stock equivalents, or equivalents, at $8.15 per share. This price was determined to be a fair value based on negotiated transactions with advice from professionals. Accordingly, $8.15 is the per share price used for the issuance of shares pursuant to the DRIP until such time as our board provides a new estimate of share value. For the six months ended June 30, 2015, $902,000 in distributions were reinvested and 110,710 shares of our common stock were issued pursuant to the DRIP. Effective July 1, 2015, we suspended the DRIP, as determined by our board.
OP Units
As of June 30, 2015 and December 31, 2014, we had outstanding 40,005,007 and 41,446,746 OP units, respectively, issued to our non-controlling interest holders for consideration of $326.0 million and $337.8 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. The OP units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 12, Non-Controlling Interest, for additional information on our OP units.
LTIP Units
As of June 30, 2015 and December 31, 2014, we had issued 1,016,619 and 647,908 LTIP Units, respectively, under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. For the three months ended June 30, 2015 and 2014, we recognized compensation expense of $778,000 and $849,000, respectively, and for the six months ended June 30, 2015 and 2014, we recognized compensation expense of $778,000 and $1.1 million, respectively, related to the LTIP Units issued and outstanding. LTIP Unit compensation expense is included in general, administrative and other in our accompanying unaudited condensed consolidated statements of comprehensive operations.
2006 Incentive Award Plan
We adopted our 2006 Award Plan (as amended and restated from time to time) pursuant to which our board or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock or equivalents that may be issued pursuant to our 2006 Award Plan, together with the number of shares of common stock or equivalents issued under the 2012 Award Plan (as defined below), is an aggregate total of 2,000,000, subject to adjustment under specified circumstances.
Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2015 and 2014, we recognized compensation expense of $99,000 and $154,000, respectively, and for the six months ended June 30, 2015 and 2014, we recognized compensation expense of $197,000 and $168,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other in our accompanying unaudited condensed consolidated statements of comprehensive operations.
As of June 30, 2015 and December 31, 2014, there was $1.1 million and $1.3 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. As of June 30, 2015, this expense is expected to be recognized over a remaining weighted average period of 2.83 years.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

As of June 30, 2015 and December 31, 2014, the fair value of the nonvested shares of our restricted common stock was $1.2 million and $1.6 million, respectively, based upon $8.15 at grant date. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2015 and December 31, 2014, and the changes for the six months ended June 30, 2015, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - December 31, 2014	192,316	$8.18
Vested	(48,129)	$8.15
Balance - June 30, 2015	144,187	$8.19
2012 Other Equity-Based Award Plan
During 2012, our board adopted our 2012 Award Plan, which is intended to assist our company and our affiliates in recruiting and retaining individuals and other service providers with ability and initiative by enabling such persons or entities to participate in the future success of the company and its affiliates and to associate their interests with those of the company and its stockholders. The 2012 Award Plan is also intended to complement the purposes and objectives of the 2006 Award Plan through the grant of “other equity-based awards” under the 2012 Award Plan. Pursuant to the 2012 Award Plan, our board or our compensation committee may make grants of other equity-based awards to our independent directors, employees and certain consultants. Other equity-based awards are payable in cash, shares of common stock or other equity, or a combination thereof, and the terms and conditions of such other equity-based awards are determined by our board or our compensation committee, as applicable. The maximum aggregate number of shares of our common stock or equivalents that may be issued under the 2012 Award Plan, together with the number of shares of common stock or equivalents issued under the 2006 Award Plan, is an aggregate total of 2,000,000 shares, subject to adjustment under specified circumstances.
401(k) Savings Plan
We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed two months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 85% of the participant’s compensation, subject to limitations under the federal tax code on the annual amount of salary deferrals which may be made by any participant. The company may make discretionary matching contributions on the participant’s behalf up to a predetermined limit, which was 40% of salary deferrals for the first 5% of eligible compensation. The matching contribution made for the three months ended June 30, 2015 and 2014, was $42,000 and $25,000, respectively, and for the six months ended June 30, 2015 and 2014 it was $88,000 and $53,000, respectively. A participant’s salary deferral and the company's matched portion is 100% vested and nonforfeitable. Any administrative expenses under the savings plan that were paid by us were not significant for all periods presented.

12.	Non-Controlling Interests
Redeemable Non-Controlling Interests in Operating Partnership
As of both June 30, 2015 and December 31, 2014, we had issued and outstanding 40,005,007 and 41,446,746 OP units, respectively, for a total consideration of $326.0 million and $337.8 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. The following are the equity transactions for our OP units during the six months ended June 30, 2015:
• 1,340,966 OP units valued at $10.9 million were redeemed from Legacy from the net proceeds of the sale of Landmark at Magnolia Glen.
•100,773 OP units valued at $821,000 were redeemed from DK Gateway Andros II LLC, in connection with the acquisition of the Landmark at Andros Isles.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

For the six months ended June 30, 2015, there were no distributions reinvested in additional OP units held by non-controlling interest partners.
As of June 30, 2015 and December 31, 2014, we owned approximately 38.6% and 37.8% of the general partnership interest in our operating partnership, respectively, and the limited partners owned approximately 61.4% and 62.2%, respectively, of the limited partnership interests in our operating partnership.

Non-Controlling Interest Partners
Non-controlling interest partners represents interests of our joint venture partners in six consolidated properties as of June 30, 2015 and December 31, 2014 and is presented as part of equity in our unaudited condensed consolidated balance sheets. We consolidate an entity in which we own less than 100% but for which we hold the controlling financial interest. In addition, we consolidate any joint venture or partnership in which we are the general partner or managing member and the third party does not have the ability to participate substantially in the decision-making process or remove us as general partner or managing member, as the case may be, without cause.
As of June 30, 2015 and December 31, 2014, the amount of non-controlling interest of our partners was $26.2 million and $26.7 million, respectively. During the three months ended June 30, 2015 and 2014, we had net income attributable to non-controlling interest partners of $306,000 and $112,000, respectively.  During the six months ended June 30, 2015 and 2014, we had net (income)/loss attributable to non-controlling interest partners of $(497,000) and $1.4 million, respectively.

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

Interest Rate Caps and Interest Rate Swaps
We manage our interest rate risk through the use of derivative financial instruments. We do not enter into derivative transactions for trading or other speculative purposes. The interest rate derivatives that we primarily use are interest rate caps and interest rate swaps. We enter into these interest rate derivative transactions to reduce our exposure to fluctuations in interest rates on variable rate mortgage loans. We assess the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. The fair values of the hedging derivatives and non-designated derivatives that are in an asset position are recorded in other assets, net on the accompanying unaudited condensed consolidated balance sheets. The fair value of derivatives that are in a liability position are included in security deposits, prepaid rent and other liabilities on the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2015, we had entered into 11 interest rate cap agreements. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The fair value of our rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not designated by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the unaudited condensed consolidated statements of comprehensive operations. For the three months ended June 30, 2015 and 2014, the change in fair value resulted in an increase to interest expense of $150,000 and $208,000, respectively, and for the six months ended June 30, 2015 and 2014, the change in fair value resulted in an increase to interest expense of $199,000 and $305,000, respectively.
As of June 30, 2015, we had entered into three interest rate swap agreements pursuant to which we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date and have designated two of these as hedging derivatives and one as a non-designated hedge. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

For the two interest rate swaps that we have determined qualify as effective cash flow hedges, we have recorded the effective portion of cumulative changes in the fair value of the hedging derivatives in accumulated other comprehensive operations in the unaudited condensed consolidated statements of equity. Amounts recorded in accumulated other comprehensive operations will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $379,000 and $(408,000) in other comprehensive loss for the three months ended June 30, 2015 and 2014, respectively, and $23,000 and $(686,000) for the six months ended June 30, 2015 and 2014, respectively. The one interest rate swap is not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the unaudited condensed consolidated statements of comprehensive operations. For the three months ended June 30, 2015 and 2014, the change in fair value was a decrease to interest expense of $152,000 and $370,000, respectively, and for the six months ended June 30, 2015 and 2014, we decreased interest expense by $174,000 and $370,000, respectively.

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at June 30, 2015 and December 31, 2014, (in thousands, except interest rates):

	June 30, 2015			December 31, 2014
	Non- designated Hedges		Cash Flow Hedges	Non- designated Hedges		Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps
Notional balance	$222,577	$58,815	$32,100	$77,585	$58,815	$32,100
Weighted average interest rate(1)	2.28%	1.54%	2.16%	2.69%	1.54%	2.18%
Weighted average capped interest rate	4.38%	N/A	N/A	4.13%	N/A	N/A
Earliest maturity date	Jul-17	Sep-16	Jul-20	Jul-17	Sep-16	Jul-20
Latest maturity date	May-25	Sep-16	Aug-20	Jul-18	Sep-16	Aug-20
Estimated fair value, asset/(liability)	$181	$(938)	$(1,151)	$94	$(1,112)	$(1,175)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis
The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of June 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at June 30, 2015	Carrying Value at June 30, 2015
Liabilities
Mortgage loan payables, net(1)	$—	$992,118	$—	$992,118	$983,097
Unsecured notes payable to affiliates(2)	—	—	616	616	616
Secured Credit Facility(1)	—	157,680	—	157,680	157,664
Line of credit(1)	—	9,916	—	9,916	9,902
Warrants(3)	—	—	71	71	71
Series E preferred stock derivative(4)	—	—	40	40	40
Total liabilities at fair value	$—	$1,159,714	$727	$1,160,441	$1,151,390

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)	The fair value is not determinable due to the related party nature of the unsecured notes payable to affiliates.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(3)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

(4)
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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability, and Series E Preferred Stock derivative measured on a recurring basis for which the company has designated as Level 3 (in thousands):

	Acquisition Consideration Contingencies	Warrants	Series E Preferred Stock Derivative	Total
Balance at December 31, 2014	$2,900	$663	$1,400	$4,963
Additions	—	—	—	—
Change due to liability realized	—	—	—	—
Settlement of financial instruments	(3,900)	—	—	(3,900)
Changes in fair value(1)	1,340	(592)	(1,360)	(612)
Balance at June 30, 2015	$340	$71	$40	$451

(1)
Reflected in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on the unaudited condensed consolidated statements of comprehensive operations for the six months ended June 30, 2015.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2015.

14.	Business Combinations
2015 Property Acquisitions
We did not complete any acquisitions during the six months ended June 30, 2015.
2014 Property Acquisitions
For the six months ended June 30, 2014, we completed the acquisition of 13 consolidated properties, including six properties held through consolidated joint ventures, adding a total of 4,757 apartment units to our property portfolio. The aggregate purchase price was approximately $367.9 million, plus closing costs and acquisition fees of $2.0 million, which are included in acquisition-related expenses in our accompanying unaudited condensed consolidated statements of comprehensive operations. During the three months ended June 30, 2014, we recorded the correction of an immaterial error related to the quarter ended March 31, 2014 of $1.6 million and the reimbursement of $200,000 in previously recorded acquisition-related expenses related to a potential deal. This was partially offset by acquisition-related expenses of $117,000 incurred for the acquisition of Landmark at Andros Isles.

Results of operations for the property acquisitions are reflected in our accompanying unaudited condensed consolidated statements of comprehensive operations for the three and six months ended June 30, 2014 for the period subsequent to the acquisition dates. For the period from the acquisition dates through June 30, 2014, we recognized $19.9 million in revenues and $6.7 million in net loss for the newly-acquired properties.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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
In accordance with ASC Topic 805, we allocated the purchase price of the 13 properties to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2014.
Pro Forma Financial Data (Unaudited)
Assuming the acquisitions of the 13 consolidated properties that were acquired in six months ended June 30, 2014 had occurred on January 1, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the three and six months ended June 30, 2014 (in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$66,439	$130,708
Net loss	$(254)	$(27,495)
Net loss attributable to controlling interest	$(99)	$(10,668)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.01)	$(0.42)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15. Restructuring and Impairment Charges

In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. In conjunction with this, our board approved a shift in strategic direction of our company subsequent to the determination to enter into separation agreements with our three former executive officers. This shift is geared toward a focus on the long term equity capitalization of the company, an overall corporate expense reduction, and a reduction of our third party property management business. The plan is being accomplished via reassignment of internal operational duties, reduction in staff, elimination of a prior executive office, transferring of 11 of our 16 third party managed properties to affiliates of their owners (which occurred on April 1, 2015), changes in personnel, and the elimination of a focus on certain financing activities that were determined to not be in the best long term interests of our

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

shareholders. During the second quarter of 2015, four of our managed equity investment properties were sold and, since June 30, 2015, another one of our managed third party properties was sold by its owners and, therefore, we no longer manage such properties. Based on the reduction of future economic benefits, we determined that our goodwill should be further impaired.
During the year ended December 31, 2014, we recorded $8.0 million in charges directly attributable to these changes in restructuring and impairment charges in our consolidated statement of comprehensive operations. Of the $8.0 million in restructuring and impairment charges that we expensed, $2.0 million remained in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2014. During the three and six months ended June 30, 2015, we recorded $1.2 million and $1.6 million of restructuring and impairment charges, respectively, in which $64,000 and $462,000, respectively, related to additional accounting and legal fees in conjunction with restructuring and the remainder related to an impairment of goodwill in our accompanying unaudited condensed consolidated statements of comprehensive operations. During the six months ended June 30, 2015, we paid $425,000 for legal fees, $728,000 for severance and $357,000 of other accruals, leaving a remaining balance of $952,000 in accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheets as of June 30, 2015, which will be paid in full by February 2016.

16.	Subsequent Events
Refinancing of Mortgage Loan Payables
Between July 23 and July 30, 2015, we obtained 21 separate mortgage loans from CBRE Capital Markets, Inc. which will in turn be assigned to the Federal Home Loan Mortgage Corporation, or Freddie Mac, and serviced by GEMSA Loan Services, LP. Each of the 21 loans is secured by one of our existing consolidated properties. None of the loans are cross-collateralized or cross-defaulted with any others. Each of the new mortgage loans has a seven-year term maturing August 1, 2022 and accrues interest at either a (i) fixed rate equal to 4.20% or (ii) floating rate equal to one-month LIBOR plus 2.61%. After an initial two-year interest-only period, principal amortizes on each of the new loans based upon a 30-year amortization schedule. Each of the floating rate loans has a one-year prepayment lockout period. We have purchased interest rate caps for each floating rate loan. The aggregate balance of the new loans is approximately $457.9 million. We used a portion of the proceeds from the new loans to repay in full the approximately $305.5 million outstanding balance on the existing loans. We used substantially all of the remaining net proceeds to redeem a portion of our outstanding Series D Preferred Stock and Series E Preferred Stock, as discussed below.
Amendment No. 1 to Registration Statement
On July 2, 2015, we filed amendment number one to our S-11 registration statement with the United States Securities and Exchange Commission, which initiated the process of engaging in a potential IPO of the company’s Class A Common Stock. In connection with the IPO, we intend to effect a reverse stock split and recapitalization transaction in which, among other things, our outstanding shares of common stock will be redesignated as Class A Common Stock, Class B-1 Common Stock, Class B-2 Common Stock and Class B-3 Common Stock, par value $0.01 per share. However, we are unable to provide assurance that we will consummate such offering.
Warrant Expiration
The warrants issued on August 3, 2012 for $50.0 million worth of common stock expired on August 3, 2015, leaving warrants for $10.0 million worth of common stock outstanding.
Redemption of Series D and Series E Preferred Stock
On August 10, 2015, we used $130.0 million worth of loan refinancing proceeds to redeem a portion of our outstanding Series D Preferred Stock and Series E Preferred Stock. We used $96.8 million worth of proceeds to redeem 8,680,454 shares of the Series D Preferred Stock, at a price of $11.15 per share, including $1.15 per share to repay aggregated accumulated and unpaid distributions. We used $33.2 million worth of proceeds to redeem 3,062,283 shares of the
Series E Preferred Stock, at a price of $10.85 per share, including $0.85 per share to repay aggregated accumulated and unpaid distributions and a prepayment premium. Subsequent to the redemption, 8,765,931 shares of the Series D Preferred Stock and
3,092,439 shares of the Series E Preferred Stock remained outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Landmark Apartment Trust, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust, Inc. as of June 30, 2015, and the related condensed consolidated statements of comprehensive operations for the three and six-month periods ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014, and the condensed consolidated statement of equity for the six-month period ended June 30, 2015. These financial statements are the responsibility of the Company's management.

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
August 10, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. and its subsidiaries, including Landmark Apartment Trust Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Quarterly Report on Form 10-Q. Such unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2015 and December 31, 2014, together with our results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Some of our statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations, our financial statements and future prospects on a consolidated basis include, but are not limited to: the availability of financing and the attractiveness of its terms; changes in economic conditions generally and the real estate market specifically; changes in interest rates; competition in the real estate industry generally and the apartment community sub-industry specifically; the supply and demand for operating properties in our target market areas; legislative and regulatory changes, including changes to laws governing the taxation of REITs; and changes in GAAP, or in policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.
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
Between July 19, 2006 and July 17, 2011, we raised a total of $187.1 million in connection with our continuous offering of shares of our common stock. On February 24, 2011, our board adopted the DRIP, which was effective as of March 11, 2011. The DRIP is designed to offer our existing stockholders a simple and convenient method of purchasing additional shares of our common stock by reinvesting cash distributions. The DRIP offers up to 10,000,000 shares of our common stock for reinvestment for a maximum offering of up to $95.0 million. Pursuant to the DRIP, distributions are reinvested in shares of our common stock at a price equal to the most recently disclosed per share value, as determined by our board. Effective as of August 3, 2012, our board determined the fair value of our common stock is $8.15 per share. Accordingly, $8.15 is the per share price used for the purchases of shares pursuant to the DRIP until such time as our board provides a new estimate of share value. Effective July 1, 2015, we suspended the DRIP, as determined by our board.
On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain the Secured Credit Facility, in the original principal amount of $130.0 million, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit

Agreement, we increased the potential original principal amount under the Secured Credit Facility by an additional $50.0 million, therefore, the maximum principal amount was $180.0 million during the year ended December 31, 2014. The Secured Credit Facility was scheduled to mature on March 7, 2015. On March 6, 2015, the company and the lenders under the Secured Credit Facility entered into an amendment to extend the maturity date to March 31, 2015. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default including failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As of June 30, 2015, we had $157.7 million outstanding under the Secured Credit Facility and 13 of our properties were pledged as collateral. Although $14.1 million is currently available under the Secured Credit Facility, based on the maximum draw of $165.9 million during the year ended December 31, 2014, subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016.
On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS, shares of our Series D Preferred Stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. On March 1, 2015, the cumulative cash distribution, which is payable in cash on the 15th of each month, increased from 8.75% to 11% per annum compounded monthly. The remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. At December 31, 2014, we had issued and outstanding a total of 20,976,300 shares of the Series D Preferred Stock. During the six months ended June 30, 2015, we redeemed 3,529,915 shares of the Series D Preferred Stock using proceeds from the sales of apartment communities during 2014 and 2015, and proceeds from the refinancing of mortgage loan payables during the second quarter of 2015. As of June 30, 2015, we had 17,446,385 shares outstanding of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $174.5 million. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding, to the extent sufficient proceeds are raised.
On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our Series E Preferred Stock. Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly. At December 31, 2014 we had issued and outstanding a total of 7,400,000 shares of the Series E Preferred Stock. During the six months ended June 30, 2015, we redeemed 1,245,278 shares of the Series E Preferred Stock using proceeds from the sales of apartment communities during 2014 and 2015, and proceeds from the refinancing of mortgage loan payables during the second quarter of 2015. As of June 30, 2015, we had 6,154,722 shares outstanding of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $61.5 million. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding, to the extent sufficient proceeds are raised, at a price that, as of June 30, 2015, would have included a premium of $2.6 million. Such prepayment premium expires on September 7, 2015.
As of June 30, 2015, we consolidated 73 apartment communities, including six apartment communities held through consolidated joint ventures, with an aggregate of 22,116 apartment units, which had an aggregate gross carrying value of $1.8 billion. We refer to these apartment communities as our consolidated properties.
In addition to our consolidated properties, as of June 30, 2015, we managed and held minority interests in six managed equity investment properties, all of which are owned by the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these six apartment communities as our managed equity investment properties which have an aggregate of 1,991 apartment units at June 30, 2015. As of June 30, 2015, we managed an additional five apartment communities, consisting of a total of 1,780 apartment units that are owned by one or more third parties, including certain entities affiliated with ELRH, which we refer to as our managed third party properties. Since June 30, 2015, one of these managed third party properties was sold.
All of our consolidated and managed properties are managed by LATPM, LLC, or our property manager.

The table below shows the concentration of our consolidated, managed equity investment and managed third party properties as of June 30, 2015.

	Consolidated Properties		Managed Equity Investment Properties (1)		Managed Third Party Properties
State	Number of Properties	Number of Units	Number of Properties	Number of Units	Number of Properties	Number of Units
Texas
Dallas, TX	21	6,241	—	—	—	—
Austin, TX	3	974	—	—	—	—
San Antonio, TX	2	705	—	—	—	—
Houston, TX	2	602	—	—	—	—
Subtotal for Texas	28	8,522	—	—	—	—
Florida
Tampa Bay, FL	4	1,342	—	—	—	—
Orlando, FL	4	1,434	1	296	1	252
Melbourne, FL	2	436	—	—	—	—
Jacksonville, FL	3	870	1	232	3	882
Daytona Beach, FL	2	593	—	—	—	—
Subtotal for Florida	15	4,675	2	528	4	1,134
North Carolina
Charlotte, NC	9	2,411	—	—	—	—
Raleigh, NC	3	969	3	1,038	—	—
Greensboro, NC	1	240	—	—	—	—
Subtotal for North Carolina	13	3,620	3	1,038	—	—
Alabama
Birmingham, AL	2	560	—	—	—	—
Subtotal for Alabama	2	560	—	—	—	—
Georgia
Atlanta, GA (2)	7	2,549	—	—	1	646
Subtotal for Georgia	7	2,549	—	—	1	646
Tennessee
Nashville, TN	3	1,000	—	—	—	—
Subtotal for Tennessee	3	1,000	—	—	—	—
Virginia
Portsmouth, VA	2	394	—	—	—	—
Charlottesville, VA	—	—	1	425	—	—
Subtotal for Virginia	2	394	1	425	—	—
South Carolina
Columbia, SC	3	796	—	—	—	—
Subtotal for South Carolina	3	796	—	—	—	—
Total Properties	73	22,116	6	1,991	5	1,780

(1)
The company issued 613,497 shares of common stock in the fourth quarter of 2013, equal to a valuation of $5.0 million, to acquire a minority equity interest referred to as Class A Units in the Timbercreek Fund, which, as of June 30, 2015, indirectly owned 100% of six properties, each of which is managed by our property manager.

(2)	The owner of this managed third party property sold the property subsequent to June 30, 2015, after which we no longer managed the property.

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
Management Fee Income
The amount of management fee income generated by our property manager depends on our ability to maintain and increase the property management contracts with the third parties and increase the property management fees if possible. If we purchase one of our managed properties from a third party, then management fee income would decrease but would be offset by any rental income received. The amount of management fee income generated by our property manager also depends on our third parties’ ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from available lease terminations at the then-existing market rental rates. Negative trends in one or more of these factors, as well as a negative trend in overall market rental rates, could adversely affect our management fee income in future periods. Since January 1, 2015, (i) the owners transferred property management obligations with respect to, or sold, 12 of the 16 managed third party properties that we managed as of December 31, 2014, and (ii) four of our managed equity investment properties were sold and thus we no longer manage such properties. Due to these factors, we expect our management fee income and related expenses in future years to decrease.

Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, have increased the costs of compliance with corporate governance, reporting and disclosure practices, portions of which are now required of us. These costs may have a material adverse effect on our results of operations and cash flows and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.
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
Changes in our rental revenue and rental expenses were related to our operating properties and are primarily due to the change in the total number of our consolidated properties owned and the performance of our same store properties and non-mature properties in the portfolio (as defined below). Rental revenue includes rental income and other property revenues, which consist primarily of utility re-billings as well as administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. As of June 30, 2015, we consolidated 73 properties, including six properties held through consolidated joint ventures. As of June 30, 2014, we consolidated a total of 78 properties, including seven properties held through consolidated joint ventures.
Our recent operating strategy has included purchasing slightly older than typical properties with lower rental rates and renovating them, in an effort to give us the ability to begin to raise rates at a faster pace than the overall market. In addition, we also believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term. This strategy allows us to offer housing in our growth-oriented markets to more qualified renters within our markets. While these newly-acquired properties may be older than typical properties, they are well located and maintained and simply allow us to broaden our base of potential renters over a broader income demographic spectrum within our identified target markets.
The following table presents the average occupancy and the average monthly income per occupied unit for our consolidated properties, for the three and six months ended June 30, in each respective year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average Occupancy %	95.7%	94.0%	95.3%	94.3%
Average Revenue per Occupied Unit (1)	$956	$882	$948	$876

(1) Average revenue per occupied unit is calculated by taking the total revenue for the quarter or six months divided by the number of months in the period, multiplied by the average occupancy during the same time period.

The following tables present the rental revenue, rental expenses and net operating income, or NOI, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Rental revenues:
Same store properties	$47,785	$43,831	$3,954	9.0%
Non-mature properties	14,884	16,582	(1,698)	(10.2)%
Total rental revenues	$62,669	$60,413	$2,256	3.7%

Rental expenses:
Same store properties	$21,431	$19,898	$1,533	7.7%
Non-mature properties	7,196	7,584	(388)	(5.1)%
Total rental expenses	28,627	27,482	1,145	4.2%
NOI	$34,042	$32,931	$1,111	3.4%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Rental revenues:
Same store properties	$94,271	$86,952	$7,319	8.4%
Non-mature properties	31,420	32,590	(1,170)	(3.6)%
Total rental revenues	$125,691	$119,542	$6,149	5.1%

Rental expenses:
Same store properties	$41,607	$39,572	$2,035	5.1%
Non-mature properties	14,994	15,107	(113)	(0.7)%
Total rental expenses	56,601	54,679	1,922	3.5%
NOI	$69,090	$64,863	$4,227	6.5%

Same Store Properties
Our same store properties represent 60 of our consolidated properties that were either acquired or leased prior to January 1, 2014 and held on June 30, 2015.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Same store property NOI increased $2.4 million, or 10.1%, for the three months ended June 30, 2015 as compared to 2014. Same store rental revenues increased by $4.0 million, or 9.0%, for the three months ended June 30, 2015 as compared to 2014 driven by an increase in market rental rates and an increase in the average occupancy rate during the time period. Same store rental expenses increased by $1.5 million, or a lesser percent of 7.7%, for the three months ended June 30, 2015 as compared to 2014. Rental expenses as a percentage of rental revenue decreased from 45.4% for the three months ended June 30, 2014 to 44.8% for the three months ended June 30, 2015 due primarily to cost savings in our advertising and leasing expense and improved bad debt collection.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Same store property NOI increased $5.3 million, or 11.2%, for the six months ended June 30, 2015 as compared to 2014. Same store rental revenues increased by $7.3 million, or 8.4%, for the six months ended June 30, 2015 as compared to 2014. The increase in rental revenues was driven by an increase in market rental rates and an increase in the average occupancy percent for the time period. Same store rental expenses increased by $2.0 million, or a lesser percent of 5.1%, for the six months ended June 30, 2015 as compared to 2014. Rental expenses as a percentage of rental revenue decreased from 45.5% for the six months ended June 30, 2014 to 44.1% for the six months ended June 30, 2015 due primarily to cost savings in our advertising and leasing expense and improved bad debt collection.
Non-Mature Properties
Our non-mature properties consist of our consolidated properties that do not meet the criteria to be included in same store properties, which includes our newly-acquired properties and/or properties that were sold during the reporting period.
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Our non-mature property rental revenues decreased by $1.7 million, or 10.2%, for the three months ended June 30, 2015 as compared to 2014. Our non-mature property rental expenses decreased by $388,000, or 5.1%, for the three months ended June 30, 2015 as compared to 2014. Our decreases in rental revenues and rental expenses are primarily driven by the timing of the fluctuation in the number of properties we acquired or disposed of during those periods. The majority of our current consolidated portfolio had been acquired by January 1, 2014 and was therefore included in our same store sales.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Our non-mature property revenues decreased by $1.2 million, or 3.6%, for the six months ended June 30, 2015 as compared to 2014. Our non-mature property rental expenses decreased by $113,000, or 0.7%, for the six months ended June 30, 2015 as compared to 2014. Our decreases in rental revenues and rental expenses are primarily driven by the timing of the fluctuation in the number of properties we acquired or disposed of during those periods.
Management Fee Income
For the three months ended June 30, 2015 and 2014, our management fee income was $589,000 and $1.3 million, respectively, and for the six months ended June 30, 2015 and 2014, our management fee income was $1.6 million and $2.3 million, respectively. We provide property management services for affiliated and non-affiliated third party property owners. During the three months ended June 30, 2015, (i) the third party property owners transferred property management obligations with respect to 11 of the 16 managed third party properties that we managed, and (ii) four of our managed equity investment properties were sold and thus we no longer manage such properties. Due to these factors, we expect our management fee income in future years to decrease.
Reimbursed Income/Expense
For the three months ended June 30, 2015 and 2014, reimbursed income and expense was $1.4 million and $3.6 million, respectively, and for the six months ended June 30, 2015 and 2014, reimbursed income and expense was $4.9 million and $6.0 million, respectively. Our property manager served as a property manager for 11 and 23 properties owned by third parties, including certain affiliates, as of June 30, 2015 and 2014, respectively. Reimbursed expense represents the salaries and benefits for the management of such properties and the property insurance of such properties reimbursed to us by the affiliated and unaffiliated third parties. The actual reimbursement is recorded as reimbursed income. As noted above, during the three months ended June 30, 2015, (i) the third party property owners transferred property management obligations with respect to 11 of the 16 managed third party properties that we managed, and (ii) four of our managed equity investment properties were sold and thus we no longer manage such properties, which has resulted in a further decrease in reimbursed income and reimbursed expense.
General, Administrative and Other Expense
For the three months ended June 30, 2015 and 2014, general, administrative and other expense was $5.4 million for each period and for the six months ended June 30, 2015 and 2014, general, administrative and other expense was $11.5 million and $11.8 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recurring expense	$2,380	$2,095	$4,757	$4,393
Non-recurring / discretionary expense	971	1,102	2,159	2,551
Property management expense - consolidated properties	1,378	1,145	2,650	2,383
Property management expense - managed properties	633	1,087	1,919	2,442
Total general, administrative and other expense	$5,362	$5,429	$11,485	$11,769

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
The decrease in general, administrative and other expense of $67,000 and $284,000 for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively, was primarily due to a decrease in personnel expenses, which was partially offset by an increase in professional services.
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration
The change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration is due to our financial instruments, which includes acquisition contingent consideration for the ELRM Transaction, warrants, Series D Preferred Stock derivative, Series E Preferred Stock derivative, and acquisition contingent consideration for Andros Isles. For the three and six months ended June 30, 2015, we had increases/(decreases) in the fair value of our financial instruments of $177,000 and $(612,000), respectively, primarily due to the decrease in our warrants and Series E Preferred Stock derivative due to the expected timing of triggering events which was offset by an increase in the acquisition contingent consideration for Andros Isles in the second quarter of 2015, which has been fully settled.
For the three and six months ended June 30, 2014, we had decreases in the fair value of our financial instruments of $9.5 million and $11.2 million, respectively, primarily due to our financial instruments had significant changes due to the expected timing of triggering events.
Acquisition-Related Expenses
For the three and six months ended June 30, 2015, we incurred $98,000 of expenses related to the termination of a potential transaction. For the three and six months ended June 30, 2014, we incurred $(1.7) million and $2.0 million of acquisition-related expenses associated with the 13 properties (including six properties we purchased through consolidated joint ventures) purchased during the period. During the three months ended June 30, 2014, we recorded the correction of an immaterial error recorded in acquisition-related expense, net related to the quarter ended March 31, 2014 of $1.6 million and the reimbursement of $200,000 in previously recorded acquisition-related expense, net related to a potential transaction. This was partially offset by acquisition-related expenses of $117,000 incurred for an acquisition in the second quarter of 2014.
Depreciation and Amortization
For the three months ended June 30, 2015 and 2014, depreciation and amortization was $16.6 million and $23.6 million, respectively, and for the six months ended June 30, 2015 and 2014, depreciation and amortization was $34.5 million and $55.6 million, respectively.
For the three and six months ended June 30, 2015, depreciation and amortization decreased by $7.0 million and $21.1 million, respectively, as compared to the three and six months ended June 30, 2014, primarily due to in-place leases becoming fully amortized.
Restructuring and Impairment Charges
For the three and six months ended June 30, 2015, restructuring and impairment charges were $1.2 million and $1.6 million, respectively, primarily related to the impairment of goodwill of $1.2 million due to the reduction of future economic benefits related to four of our managed equity investment properties being sold and, since June 30 2015, one of our managed third party properties being sold by its owners. The remainder includes additional accounting and legal fees incurred during those periods related to the restructuring. We did not incur restructuring and impairment charges during the three and six months ended June 30, 2014.
Interest Expense, Net
For the three months ended June 30, 2015 and 2014, interest expense, net was $14.9 million and $15.9 million, respectively, and for the six months ended June 30, 2015 and 2014, interest expense, net was $30.7 million and $31.5 million, respectively.
The decrease in interest expense, net of $991,000 and $861,000 for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively, was primarily due to the reduction of the interest on the mortgage loans associated with the disposition of four consolidated properties during the six months ended June 30, 2015 and the interest rate swap fair market valuation adjustments that are recorded in interest expense.

Preferred Dividends Classified as Interest Expense
For three months ended June 30, 2015 and 2014, preferred dividends classified as interest expense was $10.4 million and $10.5 million, respectively, and for the six months ended June 30, 2015 and 2014, preferred dividends classified as interest expense was $21.2 million and $20.5 million, respectively.
The decrease in preferred dividends classified as interest expense of $51,000 for the three months ended June 30, 2015, as compared to 2014, is due to the redemptions of the Series D Preferred Stock and the Series E Preferred Stock during the three and six months ended June 30, 2015. The increase of $789,000 for the for the six months ended June 30, 2015 as compared to 2014, was due to the increase in preferred stock outstanding. We issued shares of our Series E Preferred Stock on January 7, 2014 and June 4, 2014. This increase was partially offset by the redemptions of the Series D Preferred Stock and the Series E Preferred Stock during the three and six months ended June 30, 2015.
Gain on Sale of Operating Properties
During the six months ended June 30, 2015, we sold four consolidated properties, Avondale by the Lakes on March 5, 2015, Landmark at Savoy Square on March 26, 2015, Courtyards on the River on April 30, 2015 and Landmark at Magnolia Glen on May 28, 2015 for a combined sales price of $116.1 million. Our net gain on the sale of the consolidated properties was $5.9 million, which included an expense of $1.7 million for a tax penalty incurred during the three months ended March 31, 2015 for a prior year disposition.
We sold two consolidated properties and recognized a gain on sale of operating properties of $7.0 million for each of the three and six months ended June 30, 2014.
Income/(Loss) and Gain on Sale from Unconsolidated Entities
During the three and six months ended June 30, 2015, we recognized income and gain on sale from unconsolidated entities of $3.0 million and $3.1 million, respectively, related to our non-controlling interest in two joint ventures, which own two managed equity investment properties and the activity related to the Timbercreek Fund. On June 24, 2015, we sold our 20% equity interest in the two joint ventures and recognized a gain on the sale of such unconsolidated entities of $3.0 million. During three and six months ended June 30, 2014, we recognized a loss of $938,000 and $1.2 million, respectively, related to our non-controlling interest in two joint ventures, which own two managed equity investment properties and the activity related to the Timbercreek Fund. The increase in income for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, was primarily due to intangible assets being fully amortized in 2014 and the equity investment dispositions.
Loss on Debt and Preferred Stock Extinguishment
During the three and six months ended June 30, 2015, we recognized a loss on debt and preferred stock extinguishment of $2.4 million and $4.6 million, respectively. For the three months ended June 30, 2015, in connection with the dispositions of two properties, we recorded $(1.0) million of income for the write-off of the unamortized portions of deferred financing costs and above/below market debt and $1.1 million of expense due to the prepayment premiums paid and the write-off of the unamortized portions of deferred financing costs in connection with the Series D Preferred Stock and Series E Preferred Stock redemptions. In addition, we paid a yield maintenance prepayment penalty and wrote-off the unamortized portions of deferred financing costs and above/below market debt related to our mortgage refinancings of $2.3 million.
For the six months ended June 30, 2015, in connection with the dispositions of four consolidated properties, we recorded $972,000, in a yield maintenance prepayment penalty and the write-off of the unamortized portions of deferred financing costs and above/below market debt and $1.4 million due to the prepayment premiums paid and the write-off of unamortized portions of deferred financing costs in connection with the Series D Preferred Stock and Series E Preferred Stock redemptions. In addition, we paid a yield maintenance prepayment penalty and the write-off of the unamortized portions of deferred financing costs and above/below market debt related to the mortgage refinancings of $2.3 million.
We incurred no loss on debt and preferred stock extinguishment in the three and six months ended June 30, 2014.
Income Tax (Expense)/Benefit
Due to the history of losses incurred by our property manager, it is expected that any future net deferred tax assets will be offset by a valuation allowance until such time, if ever, that the property manager establishes a pattern of profitability. In the quarter ended June 30, 2014, we determined that it is more likely than not that the deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. Accordingly, an income tax (expense)/benefit of $(220,000) and $223,000 was recognized for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, an income tax expense of $164,000 and $297,000, respectively, was recognized, which was all related to state income tax expense.
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
We are dependent upon our income from operations and other sources of funding, as noted above, to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and OP unit holders. We estimate that we will require approximately $42.8 million to pay interest and $262.9 million to pay principal on our outstanding indebtedness, including the maturing Secured Credit Facility (see discussion below on extension of the Secured Credit Facility), the revolving line of credit, and unsecured indebtedness in the next 12 months, based on rates in effect as of June 30, 2015.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including certain financial covenants, such as leverage and liquidity tests, and financial reporting requirements. See “– Financing” below.
As of June 30, 2015, we had $157.7 million outstanding under the Secured Credit Facility. Although $14.1 million is currently available under our Secured Credit Facility, based on a prior draw up to $165.9 million during the year ended December 31, 2014, and subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity date on January 4, 2016. As amended, the Secured Credit Facility includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which, as of the end of any quarter shall not be less than 1.05:1.00. As of June 30, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants until maturity. We have 13 of our properties pledged as collateral and as of June 30, 2015, our annual interest rate was 3.44%, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%.
On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10.0 million to be used for working capital and general corporate uses which matures on January 4, 2016. The revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) an FFO covenant, which requires the company to achieve FFO of at least $1.00 in each fiscal year. As of June 30, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants until maturity. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of June 30, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of June 30, 2015, our annual interest rate was 3.44%.
As of June 30, 2015, we were in compliance with all covenants and ratios on our outstanding indebtedness. We expect to remain in compliance with all covenants for the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity and capital resources and/or our ability to continue making dividend payments to our stockholders and OP unit holders.
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
As of December 31, 2014, we had issued and outstanding an aggregate of 20,976,300 in shares of our Series D Preferred Stock to iStar and BREDS for an aggregate of $209.8 million. During the six months ended June 30, 2015, we redeemed 3,529,915 shares of the Series D Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using funds from property sales and mortgage refinancings. Subsequent to the redemption and as of June 30, 2015, 17,446,385 shares of the Series D Preferred Stock remained outstanding for an aggregate of $174.5 million.
In the event of a public listing of our common stock, we are obligated to redeem no less than 50% of the Series D Preferred Stock outstanding, to the extent sufficient capital is raised. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in the unaudited condensed consolidated statements of comprehensive operations and for the three and six months ended June 30, 2015, we incurred $7.7 million and $15.8 million, respectively, related to the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly resulting in an increase to our cash interest paid.
As of December 31, 2014, we had issued and outstanding an aggregate of 7,400,000 shares of our Series E Preferred Stock to iStar and BREDS for an aggregate of $74.0 million. During the six months ended June 30, 2014 we redeemed 1,245,278 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using funds from property sales and mortgage refinancings. Subsequent to the redemptions and as of June 30, 2015, 6,154,722 shares of our Series E Preferred Stock remained outstanding for an aggregate of $61.5 million.
In the event of a public listing of our common stock prior, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding, to the extent sufficient capital is raised, at a price that as of June 30, 2015 would have included a premium of $2.6 million. Such prepayment premium expires on September 7, 2015. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our unaudited condensed consolidated statements of comprehensive operations. For the three and six months ended June 30, 2015, we incurred preferred dividends classified as interest expense of $2.8 million and $5.5 million, respectively, related to our Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution will increase from 9.25% to 11.25% per annum compounded monthly which will result in an increase to our cash interest paid.
Also, pursuant to the protective provisions of the Series D Preferred Stock and Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock and Series E Preferred Stock agreements, we are required to use any proceeds from a capital transaction, defined to include among other things, the sale of our properties or other investments or loan refinancings, to redeem all or a portion of the Series D Preferred Stock and Series E Preferred Stock.
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
As of June 30, 2015, we estimated that our expenditures for capital improvements will require approximately $5.0 million, for the remaining six months of 2015. As of June 30, 2015, we had $5.2 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or third party capital. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.

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
Cash Flows
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2015 were $4.7 million, which primarily related to the operations of our 73 consolidated properties during such period and the decrease in acquisition-related expenses of $1.9 million as compared to cash flows provided by operating activities of $7.6 million for the six months ended June 30, 2014, which primarily related to the operations of our 78 consolidated properties during such period.
Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2015 were $63.6 million compared to cash flows used in investing activities for the six months ended June 30, 2014 of $92.5 million.
For the six months ended June 30, 2015, cash flows provided by investing activities related to proceeds from the sale of four consolidated properties of $60.0 million, the return of investment from our unconsolidated entities of $9.3 million and the change in restricted cash for capital replacement reserves of $3.9 million, offset by capital expenditures of $6.1 million and the settlement of acquisition contingent consideration of $3.5 million.
For the six months ended June 30, 2014, cash flows used in investing activities related to the acquisition of our properties of $92.8 million and capital expenditures of $17.3 million, partially offset by proceeds from the sale of two properties of $13.9 million, the change in deposits on real estate acquisitions of $2.3 million and the change in restricted cash for capital replacement reserves of $1.0 million.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2015 were $56.5 million, compared to cash flows provided by financing activities of $95.8 million for the six months ended June 30, 2014.
For the six months ended June 30, 2015, cash flows used in financing activities related primarily to $127.3 million of payments on our mortgage loan payables, $47.8 million of payments to redeem preferred stock, payments of deferred financing costs of $3.3 million, the repurchase of OP units in the amount of $11.8 million, distributions paid to our common stockholders, OP unit holders, LTIP unit holders and non-controlling interest partners in the aggregate amount of $10.3 million, principal payments on our unsecured notes payable to affiliates of $5.5 million and principal payments on the Secured Credit Facility of $1.5 million, partially offset by proceeds from mortgage loan payables of $145.0 million and proceeds from the revolving line of credit of $6.0 million.
For the six months ended June 30, 2014, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $74.0 million, proceeds from mortgage loan payables of $16.1 million, borrowings on the Secured Credit Facility of $19.9 million and net proceeds from the revolving line of credit of $3.9 million. This was offset by $5.9 million of payments on our mortgage loan payables, payments for deferred financing costs of $2.8 million, and distributions to our common stockholders OP unit holders, LTIP holders and non-controlling interest partners in the aggregate amount of $9.4 million.

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
Our board approved the distribution rate to be an amount equal to a 3.00% annualized rate based upon a purchase price of $10.00 per share, and a 3.68% annualized rate, based upon our most recent estimated value of our shares of $8.15 per share. Our board authorizes distributions based on month-end record dates, which we pay monthly in arrears. Our distribution rate, if any, and payment frequency may vary from time to time. We have reduced our distribution rate in the past and may fail to pay distributions at the anticipated level, or at all, in the future. Effective July 1, 2015, we suspended the DRIP, as determined by our board.
For the six months ended June 30, 2015, we paid aggregate distributions of $3.9 million ($3.0 million in cash and $902,000 of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $4.7 million. For the six months ended June 30, 2014, we paid aggregate distributions of $3.8 million ($2.7 million in cash and $1.1 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $7.6 million. From our inception through June 30, 2015, we paid cumulative distributions of approximately $64.0 million ($40.7 million in cash and $23.3 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $42.1 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.
OP Units
The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the six months ended June 30, 2015, we paid aggregate distributions of $6.2 million in cash to holders of OP units in our operating partnership. For the six months ended June 30, 2014, we paid aggregate distributions of $5.8 million ($5.6 million in cash and $209,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. OP unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of OP units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.
LTIP Units
The LTIP Units rank pari passu with the OP units as to the payment of distributions. For the six months ended June 30, 2015 and 2014 , we paid aggregate distributions of $122,000 and $111,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.
Preferred Stock
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 8.75% per annum, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the Series D Current Dividend increased from 8.75% to 11%

per annum compounded monthly. For the six months ended June 30, 2015 and 2014 , we paid $13.6 million and $9.3 million, respectively, to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of June 30, 2015 and December 31, 2014, were approximately $18.5 million and $16.3 million, respectively.
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the Series E Current Dividend will increase from 9.25% to 11.25% per annum compounded monthly. For the six months ended June 30, 2015 and 2014, we paid $4.0 million and $4.3 million, respectively, in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of June 30, 2015 and December 31, 2014 were approximately $4.1 million and $2.6 million, respectively.
The Series D Preferred Stock and Series E Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.
Sources of Distributions
For the six months ended June 30, 2015 and 2014, we paid aggregate common stock distributions of $3.9 million and $3.8 million, respectively, which were paid 100% from cash flows for such periods. For the six months ended June 30, 2015 and 2014, our FFO was $1.6 million and $12.7 million, respectively, while our FFO as adjusted, was $32.2 million and $26.1 million, respectively. Therefore, our management believes our current common stock distribution policy is sustainable at this time. From our inception through June 30, 2015, we paid cumulative common stock distributions of $64.0 million. We paid $38.4 million of our cumulative aggregate common stock distributions, or 60.0%, from cash flows, and $25.6 million, or 40.0%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable. For a further discussion of FFO and FFO as adjusted, including a reconciliation of FFO and FFO as adjusted to net loss, see FFO and FFO as adjusted below.
Financing
Management reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of June 30, 2015, our aggregate borrowings, excluding the Series D Preferred Stock and Series E Preferred Stock, were 63.5% of the combined fair market value of all of our real estate and real estate-related investments.

Our Secured Credit Facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio and a minimum fixed charge coverage ratio, financial reporting requirements, limitations on liens, incurrence of debt, investments, mergers and asset dispositions, affirmative and negative covenants including covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the Secured Credit Facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Secured Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Secured Credit Facility being terminated and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. As of June 30, 2015, we had $157.7 million outstanding under the Secured Credit Facility, which matures on January 4, 2016 and includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00. Although $14.1 million is currently available under our Secured Credit Facility, based on a prior draw up to $165.9 million during the year ended December 31, 2014, subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity date on January 4, 2016.

Our revolving line of credit matures January 4, 2016 and includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a FFO covenant which requires the company to achieve FFO of at least $1.00 in each fiscal year. As of June 30, 2015, we had $9.9 million outstanding under the revolving line of credit, leaving $100,000 available to be drawn, with an annual interest rate of 3.44%.
Mortgage loan payables were $983.1 million ($978.5 million, excluding premium) as of June 30, 2015. As of June 30, 2015, we had 45 fixed rate and 17 variable rate mortgage loans with effective interest rates ranging from 1.78% to 6.58% per annum and a weighted average effective interest rate of 4.14% per annum.
On March 14, 2013, as part of the consideration for the ELRM Transaction, we entered into an unsecured note payable to ELRH II in the principal amount of $10.0 million, or the ELRM Note. On December 20, 2013, we repaid $5.0 million of the outstanding principal amount on the ELRM Note by issuing to ELRH II 613,497 shares of restricted common stock. Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to ELRH II unsecured promissory notes in the aggregate principal amount of $616,000. Proceeds from the sale of the Landmark at Magnolia Glen property were used to pay in full the ELRM Note, leaving a balance at June 30, 2015 of $616,000. The unsecured notes payable to affiliates matures on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.
For a discussion of our mortgage loan payables or our unsecured notes payable to affiliates, the Secured Credit Facility and revolving line of credit, see Note 7, Debt, to our accompanying unaudited condensed consolidated financial statements.
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
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. We estimate that we will require approximately $42.8 million to pay interest and $262.9 million to pay principal on our outstanding mortgages, including the maturing Secured Credit Facility, and unsecured indebtedness in the next 12 months, based on rates in effect as of June 30, 2015. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. As of June 30, 2015, we had 62 mortgage loan payables outstanding in the aggregate principal amount of $983.1 million ($978.5 million, excluding premium). As of June 30, 2015, we had $616,000 outstanding under our unsecured notes payable to affiliates, $157.7 million outstanding under our Secured Credit Facility and $9.9 million outstanding under our revolving line of credit.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including financial covenants, such as leverage and liquidity tests, and financial reporting requirements. As of June 30, 2015, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2015.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had investments in unconsolidated entities accounted for under the equity method. For information regarding our equity method investments, see Note 5, Investments in Unconsolidated Entities, to our accompanying unaudited condensed consolidated financial statements.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our revolving line of credit; and (ii) interest payments on our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our revolving line of credit, as of June 30, 2015 (in thousands):

	Payments Due by Period
	Remainder (2015)	(2016-2017)	(2018-2019)	(After 2019)	Total
Principal payments — fixed rate debt	$20,710	$286,837	$155,273	$148,103	$610,923
Interest payments — fixed rate debt	15,641	45,480	20,937	10,325	92,383
Principal payments — variable rate debt	32,014	234,380	11,172	258,205	535,771
Interest payments — variable rate debt (based on rates in effect as of June 30, 2015)	8,219	13,488	11,826	18,986	52,519
Total	$76,584	$580,185	$199,208	$435,619	$1,291,596
FFO and FFO as Adjusted
FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets, impairment on depreciable assets and adjustments for unconsolidated partnerships and joint ventures. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We also chose to exclude from the calculation of FFO a taxable (expense)/benefit from our Taxable REIT Subsidiary, or TRS, which is our property manager. During the three months ended June 30, 2015 and 2014, the taxable expense was $164,000 and $220,000, respectively, and during the six months ended June 30, 2015 and 2014, the taxable (expense)/benefit was $(297,000) and $223,000, respectively.
We also use FFO, as adjusted, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. FFO as adjusted, as defined by our company, represents, FFO excluding certain non-cash or non-routine items such as acquisition-related expenses, incentive compensation - LTIP units, fair value changes, restructuring and impairment charges, loss on debt and preferred stock extinguishment, expenses for preferred stock, amortization of net debt premium and amortization of below/above market leases. We exclude acquisition-related expenses, incentive compensation - LTIP units, fair value changes, restructuring charges, loss on debt and preferred stock extinguishment, amortization of net debt premium and amortization of below/above market leases because these are non-cash items that we believe do not present an accurate depiction of our FFO. In addition, we exclude expenses related to our preferred stock due to its classification as debt on our condensed consolidated balance sheets. Other REITs classify preferred stock and its related expenses as equity and, therefore, exclude it from their FFO calculation. In order to be comparable with other REITs, we adjust our preferred stock expenses in FFO as adjusted.

In addition to net income and cash flows from operations, as defined by GAAP, we believe both FFO and FFO as adjusted, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio in relation to management’s performance models, and in relation to the operating performance of other REITs. However, not all REITs calculate FFO and FFO as adjusted, the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and FFO as adjusted, should not be considered as alternatives to net income or to cash flows from operations, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
Our calculation of FFO and FFO as adjusted, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(4,040)	$(1,561)	$(9,551)	$(13,830)
Add:
Redeemable non-controlling interest	(6,401)	(2,665)	(15,302)	(21,814)
Non-controlling interest	306	112	497	(1,371)
Depreciation and amortization	16,578	23,567	34,464	55,611
Depreciation and amortization on unconsolidated entities	13	1,000	26	1,275
Gain on sale of operating properties	(3,566)	(6,998)	(5,863)	(6,998)
Gain on sale of unconsolidated entities	(2,988)	—	(2,988)	—
Income tax expense/(benefit) of TRS	164	220	297	(223)
FFO	$66	$13,675	$1,580	$12,650
Add:
Acquisition-related expenses	$98	$(1,707)	$98	$2,011
Incentive compensation — LTIP units	778	849	778	1,149
Fair value changes including interest rate caps and swap	175	(8,917)	(587)	(10,502)
Restructuring and impairment charges	1,225	—	1,624	—
Loss on debt and preferred stock extinguishment	2,366	—	4,635	—
Expenses for preferred stock	12,702	12,533	25,773	24,484
Amortization of net debt premium	(790)	(849)	(1,674)	(1,720)
Amortization of below market leases	—	(924)	(31)	(1,954)
FFO as adjusted	$16,620	$14,660	$32,196	$26,118
Weighted average shares of common stock and OP units outstanding — basic	65,829,768	64,918,872	65,968,060	64,187,777
Weighted average shares of common stock, OP units and common stock equivalents outstanding — diluted	67,598,697	66,674,594	67,677,582	66,014,385
Net loss per share of common stock attributable to common stockholders	$(0.16)	$(0.06)	$(0.37)	$(0.55)
FFO per share of common stock and OP units — basic	$—	$0.21	$0.02	$0.20
FFO per share of common stock, OP units, and common stock equivalents — diluted	$—	$0.21	$0.02	$0.19
FFO as adjusted per share of common stock and OP units — basic	$0.25	$0.22	$0.49	$0.41
FFO as adjusted per share of common stock, OP units, and common stock equivalents — diluted	$0.25	$0.22	$0.48	$0.40

The following table is our reconciliation of FFO and FFO as adjusted share information to weighted average shares of our common stock outstanding, basic and diluted, reflected on the unaudited condensed consolidated statements of comprehensive operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares of common stock and OP units outstanding — basic	65,829,768	64,918,872	65,968,060	64,187,777
Weighted average number of OP units outstanding	(40,247,464)	(39,624,222)	(40,440,176)	(38,929,094)
Weighted average number of shares of common stock outstanding — basic per the unaudited condensed consolidated statements of comprehensive operations	25,582,304	25,294,650	25,527,884	25,258,683
Weighted average number of shares of common stock, OP units, and common stock equivalents outstanding — diluted	67,598,697	66,674,594	67,677,582	66,014,385
Weighted average number of OP units outstanding	(40,247,464)	(39,624,222)	(40,440,176)	(38,929,094)
Weighted average number of LTIP Units	(801,592)	(588,092)	(725,175)	(535,813)
Weighted average number of unvested restricted shares of common stock	(165,914)	(111,236)	(177,806)	(66,236)
Weighted average number of unvested OP units	(665,719)	(885,699)	(738,315)	(1,019,442)
Weighted average number of unvested LTIP Units	(135,704)	(170,695)	(68,226)	(205,117)
Weighted average number of shares of common stock outstanding — diluted per the unaudited condensed consolidated statements of comprehensive operations	25,582,304	25,294,650	25,527,884	25,258,683
Net Operating Income
Our net income results are primarily from NOI generated from the operations of our apartment communities. NOI is a non-GAAP financial measure that we define as rental income and other property revenues less direct property rental expenses. Rental income represents gross market rent less adjustments for concessions and vacancy loss. Other property revenues consist primarily of utility re-billings as well as administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. Rental expenses include real estate taxes, insurance, personnel, utilities, repairs and maintenance, administrative and marketing. We believe that NOI is useful for investors as it provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of our properties. Additionally, we believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(10,135)	$(4,114)	$(24,356)	$(37,015)
General, administrative and other expense	5,362	5,429	11,485	11,769
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	177	(9,493)	(612)	(11,177)
Acquisition-related expense	98	(1,707)	98	2,011
Depreciation and amortization	16,578	23,567	34,464	55,611
Restructuring and impairment charges	1,225	—	1,624	—
Interest expense, net, including preferred dividends	25,366	26,408	51,921	51,993
Loss on debt and preferred stock extinguishment	2,366	—	4,635	—
(Income)/loss and gain on sale from unconsolidated joint ventures	(3,004)	938	(3,053)	1,169
Management fee income	(589)	(1,319)	(1,550)	(2,277)
Income tax expense/(benefit)	164	220	297	(223)
Net gain on the sale of depreciable properties	(3,566)	(6,998)	(5,863)	(6,998)
Net operating income	$34,042	$32,931	$69,090	$64,863
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
The table below presents, as of June 30, 2015, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$20,710	$180,811	$106,026	$78,130	$77,143	$148,103	$610,923	$633,415
Weighted average effective interest rate on maturing debt	5.37%	5.81%	5.32%	5.02%	5.06%	4.60%	5.22%	—
Variable rate debt — principal payments	$32,014	$229,831	$4,549	$5,504	$5,668	$258,205	$535,771	$526,914
Weighted average effective interest rate on maturing debt (based on rates in effect as of June 30, 2015)	3.71%	3.09%	2.34%	2.27%	2.27%	2.20%	2.68%	—
Mortgage loan payables were $983.1 million ($978.5 million, excluding premium) as of June 30, 2015. As of June 30, 2015, we had 45 fixed rate and 17 variable rate mortgage loans with effective interest rates ranging from 1.78% to 6.58% per annum and a weighted average effective interest rate of 4.14% per annum. As of June 30, 2015, we had $614.9 million ($610.3 million, excluding premium) of fixed rate debt, or 62.5% of mortgage loan payables at a weighted average interest rate of 5.22% per annum and $368.2 million of variable rate debt, or 37.5% of mortgage loan payables, at a weighted average effective interest rate of 2.34% per annum.
As of June 30, 2015, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $616,000, with a weighted average interest rate of 3.00% per annum. The maturity date is on the earliest of the fifth anniversary from the applicable initial date of issuance or the date of our company’s public offering of common stock on a national securities exchange.

As of June 30, 2015, we had $157.7 million outstanding under the Secured Credit Facility, with an effective interest rate of 3.44% per annum, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%, and a maturity of January 4, 2016.
As of June 30, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn and a maturity of January 4, 2016. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of June 30, 2015, our annual interest rate was 3.44%.
An increase in the variable interest rate on our 17 variable interest rate mortgage loans, revolving line of credit and our Secured Credit Facility constitutes a market risk. As of June 30, 2015, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $2.7 million, or 2.58%, however, we do manage our interest rate risk through the use of derivative financial instruments. The interest rate derivatives that we primarily use are interest rate caps and interest rate swaps.
In addition to changes in interest rates, the value of our properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of residents, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures, as of June 30, 2015, were effective.
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

PART II

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

The company and certain of its affiliates were named as defendants in a fifth amended complaint filed on August 6, 2015 in the Superior Court of Orange County, California, styled Paul D. Bernstein et al. v. NNN Realty Investors, LLC et al., alleging that the company, our operating partnership, ROC REIT Advisors, LLC, or our former advisor, Mr. Olander, our CEO, president and interim CAO, and Mr. Remppies, our COO, participated in fraudulent transfers of assets from an affiliate of Grubb & Ellis Company, thereby preventing such affiliate from satisfying contractual obligations to certain trusts in which plaintiffs invested.  The plaintiffs seek damages and injunctive relief setting aside these alleged transfers.  The company believes that the plaintiffs' claims are without merit and intends to defend the matter vigorously. In addition to the foregoing, we are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. We believe that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A.    Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 9, 2015, we issued 153,374 LTIP Units, valued at $8.15 per unit, to Mr. Olander as incentive compensation. The LTIP Units vested immediately as to 48% of the units upon grant and 26% of the units on each of the first two anniversaries of April 9, 2015.
On April 9, we issued 53,988 LTIP Units and 36,810 LTIP Units, valued at $8.15 per unit, to Mr. Olander and Mr. Remppies, respectively, as incentive compensation. The LTIP Units vested immediately upon grant.
On April 9, 2015, we issued 18,405 LTIP Units and 6,135 LTIP Units, valued at $8.15 per unit, to Mr. Remppies and Ms. Mechelle Lafon, respectively, as incentive compensation. The LTIP Units vested immediately as to 25% of the units upon grant and 25% of the units on each of the first three anniversaries of April 9, 2015.
On May 19, 2015, we issued 49,080 shares of our common stock, valued at $8.15 per share, to DK Gateway Andros II LLC, an entity affiliated with Mr. Kobel, as part of the acquisition contingent consideration settlement related to the Landmark at Andros Isles acquisition.
On May 19, 2015, we redeemed 100,773 OP units, valued at $8.15 per unit, from DK Gateway Andros II LLC, in connection with obligations arising from the June 4, 2014 acquisition of the Landmark at Andros Isles.
On May 28, 2015, we issued 100,000 LTIP Units, valued at $8.15 per unit, to Greg E. Brooks as one-time equity compensation. The LTIP Units will vest 25% on each of the first four anniversaries of May 18, 2015.
On May 28, 2015, we redeemed 1,340,966 OP units, valued at $8.15, from Legacy as consideration for the waiver of the tax protection agreement upon the sale of Landmark at Magnolia Glen.
On July 21, 2015, a total of 20,029 restricted OP units previously issued to the ELRM Parties were forfeited and cancelled, at a valuation of $8.15 per unit, pursuant to certain indemnification obligations of the ELRM Parties set forth in the Contribution Agreement.
The equity securities not registered under the Securities Act that have been issued and sold by the Company have been issued and sold in reliance on Section 4(a)(2) of the Securities Act and Regulation D.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of August, 2015.

Landmark Apartment Trust, Inc.

By:	/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr.
Chief Executive Officer and Director (principal executive officer)

By:	/s/ GREG E. BROOKS
Greg E. Brooks
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2
Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc.,(included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.4
Articles Supplementary designating the Series D Common Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc., (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.5
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.6
Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.7
Articles Supplementary designating the Series E Common Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc. (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.8
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.9
Articles of Amendment to Articles of Amendment and Restatement of Landmark Apartment Trust, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

3.10	Third Amended and Restated Bylaws, of Landmark Apartment Trust, Inc. (included as Exhibit 3.4 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.11
Amendment to Third Amended and Restated Bylaws, of Landmark Apartment Trust Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2014, and incorporated herein by reference)

3.12
Second Amendment to Third Amended and Restated Bylaws, of Landmark Apartment Trust, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on April 25, 2014, and incorporated herein by reference)

3.13
Third Amendment to Third Amended and Restated Bylaws, of Landmark Apartment Trust, Inc. (included as Exhibit 3.2 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

3.14	Agreement of Limited Partnership of NNN Apartment REIT Holdings, L.P. (included as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference)

3.15
First Amendment to Agreement of Limited Partnership of Grubb & Ellis Apartment REIT Holdings, L.P., dated June 3, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2010, and incorporated herein by reference)

3.16
Second Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011, and incorporated herein by reference)

3.17
Third Amendment to Agreement of Limited Partnership of Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

3.18
Fourth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.4 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.19
Fifth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.20
Sixth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.21
Seventh Amendment to Agreement of Limited Partnership of Landmark Apartment Trust of America Holdings, LP (included as Exhibit 3.5 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.22
Eighth Amendment to Agreement of Limited Partnership of Landmark Apartment Trust Holdings, LP (included as Exhibit 3.3 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

4.1
Second Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to our Registration Statement on Form S-3 (File No. 333-173104) filed March 25, 2011, and incorporated herein by reference)

4.2+
2006 Incentive Award Plan of Landmark Apartment Trust of America, Inc., as amended and restated effective May 13, 2014 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2014, and incorporated herein by reference)

4.3+	Amendment to the 2006 Incentive Award Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2015, and incorporated herein by reference)

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

4.10+	Apartment Trust of America, Inc. 2012 Other Equity-Based Award Plan (included as Exhibit 10.33 to our Current Report on Form 8-K filed on August 8, 2012, and incorporated herein by reference)

4.11+	Amendment to the 2012 Other Equity-Based Award Plan (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2015, and incorporated herein by reference)

4.12+	Form of Long Term Incentive Plan Unit Vesting Award Agreement (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.1+
First Amendment, dated May 7, 2015, to Employment Agreement, dated July 21, 2014, effective as of January 1, 2014, by and between Landmark Apartment Trust, Inc. and Stanley J. Olander, Jr. (included as Exhibit 10.3 to our Current Report on Form 8-K filed on May 13, 2015, and incorporated herein by reference)

10.2+
Employment Agreement, dated May 7, 2015, by and between Landmark Apartment Trust, Inc. and Gustav G. Remppies (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2015, and incorporated herein by reference)

10.3+
Employment Agreement, dated May 7, 2015, but effective May 18, 2015, by and between Landmark Apartment Trust, Inc. and Greg E. Brooks (included as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2015, and incorporated herein by reference)

10.4
Amendment, Waiver, and Termination of Tax Protection Agreement dated as of May 28, 2015 by and among Landmark Apartment Trust, Inc., Landmark Apartment Trust Holdings, LP, Elco North America Inc., and certain other parties named therein (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2015, and incorporated herein by reference)

10.5
Tax Protection Agreement dated as of May 28, 2015 by and among Landmark Apartment Trust, Inc., Landmark Apartment Trust Holdings, LP, Elco North America Inc. and certain other parties named therein (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2015, and incorporated herein by reference)

10.6
Amendment, Waiver, and Termination of Tax Protection Agreement dated as of May 28, 2015 by and among Landmark Apartment Trust, Inc., Landmark Apartment Trust Holdings, LP, and Legacy Galleria LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on June 3, 2015, and incorporated herein by reference)

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