Form 10-Q
period 2015-09-30
Landmark Apartment Trust, Inc.
filed 2015-11-06
CIK 1347523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 5, 2015, there were 30,183,363 shares of common stock of Landmark Apartment Trust, Inc. outstanding.

Landmark Apartment Trust, Inc.
(A Maryland Corporation)

PART I
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014
(In thousands, except for share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$1,562,552	$1,727,505
Cash and cash equivalents	14,276	8,999
Accounts receivable	8,269	5,390
Other receivables due from affiliates	—	1,627
Restricted cash	24,979	28,734
Goodwill	2,922	4,579
Investments in unconsolidated entities	2,566	8,962
Identified intangible assets, net	13,299	16,464
Other assets, net	17,687	18,089
Total assets	$1,646,550	$1,820,349
LIABILITIES AND EQUITY
Liabilities:
Mortgage loan payables, net	$1,118,756	$1,021,683
Secured credit facility	156,908	159,176
Line of credit	9,902	3,902
Unsecured notes payable to affiliates	616	6,116
Series D cumulative non-convertible redeemable preferred stock with derivative	72,425	202,380
Series E cumulative non-convertible redeemable preferred stock with derivative	24,914	71,578
Accounts payable and accrued liabilities	51,997	55,386
Other payables due to affiliates	140	117
Acquisition contingent consideration	—	2,900
Security deposits, prepaid rent and other liabilities	6,379	7,993
Total liabilities	1,442,037	1,531,231
Equity:
Stockholders’ equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 27,410,432 and 25,628,526 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	273	254
Additional paid-in capital	243,665	227,205
Accumulated other comprehensive loss	(477)	(340)
Accumulated deficit	(227,654)	(198,384)
Total stockholders’ equity	15,807	28,735
Redeemable non-controlling interests in operating partnership	162,529	233,652
Non-controlling interest partners	26,177	26,731
Total equity	204,513	289,118
Total liabilities and equity	$1,646,550	$1,820,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
For the Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$53,340	$53,364	$162,054	$157,931
Other property revenues	8,617	8,144	25,594	23,119
Management fee income	493	917	2,043	3,194
Reimbursed income	1,535	3,770	6,417	9,766
Total revenues	63,985	66,195	196,108	194,010
Expenses:
Rental expenses	30,139	28,794	86,740	83,473
Reimbursed expense	1,535	3,770	6,417	9,766
General, administrative and other expense	6,463	6,445	17,948	18,214
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(451)	(4,709)	(1,063)	(15,886)
Acquisition-related expenses	(10)	200	88	2,211
Depreciation and amortization	16,356	18,671	50,820	74,282
Write-off of deferred initial public offering costs	4,844	—	4,844	—
Restructuring and impairment charges	544	—	2,168	—
Total expenses	59,420	53,171	167,962	172,060
Other income/(expense):
Interest expense, net	(15,728)	(15,627)	(46,400)	(47,160)
Preferred dividends classified as interest expense	(6,631)	(10,872)	(27,880)	(31,332)
(Loss)/gain on sale of operating properties	(1,642)	487	4,221	7,485
Income/(loss) and gain on sale from unconsolidated entities	25	38	3,078	(1,131)
Loss on debt and preferred stock extinguishment	(15,338)	—	(19,973)	—
Loss before income tax	(34,749)	(12,950)	(58,808)	(50,188)
Income tax expense	(99)	(388)	(396)	(165)
Net loss	(34,848)	(13,338)	(59,204)	(50,353)
Less: Net loss attributable to redeemable non-controlling interest in operating partnership	21,502	8,308	36,804	30,122
Net (income)/loss attributable to non-controlling interest partners	(342)	(58)	(839)	1,313
Net loss attributable to common stockholders	$(13,688)	$(5,088)	$(23,239)	$(18,918)
Other comprehensive loss:
Change in cash flow hedges	(201)	240	(178)	(447)
Change in cash flow hedges attributable to redeemable non-controlling interests in operating partnership	227	(99)	218	131
Change in cash flow hedges attributable to non-controlling interest partners	(170)	(77)	(177)	253
Comprehensive loss attributable to common stockholders	$(13,832)	$(5,024)	$(23,376)	$(18,981)

Net loss per share of common stock attributable to common stockholders — basic and diluted	$(0.53)	$(0.20)	$(0.91)	$(0.75)
Weighted average number of shares of common stock outstanding — basic and diluted	25,677,699	25,357,926	25,578,371	25,292,290
Weighted average number of common units held by non-controlling interests — basic and diluted	39,339,011	40,542,206	40,069,087	39,472,774
Distributions declared per share of common stock	$0.08	$0.08	$0.23	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Non- Controlling Interests in Operating Partnership	Non- Controlling Interest Partners	Total Equity
	Number of Shares	Amount
Balance - December 31, 2014	25,628,526	$254	$227,205	$(340)	$(198,384)	$28,735	$233,652	$26,731	$289,118
Change in cash flow hedges	—	—	—	(137)	—	(137)	(218)	177	(178)
Issuance of vested and nonvested restricted common stock	1,654,412	17	13,466	—	—	13,483	—	—	13,483
Offering costs	—	—	(4)	—	—	(4)	—	—	(4)
Issuance of LTIP units	—	—	1,390	—	—	1,390	—	—	1,390
Amortization of nonvested restricted common stock and LTIP Units	—	—	570	—	—	570	—	—	570
Issuance of common stock under the DRIP	127,494	2	1,038	—	—	1,040	—	—	1,040
Distributions	—	—	—	—	(6,031)	(6,031)	(9,104)	(1,570)	(16,705)
Redemption of OP units	—	—	—	—	—	—	(24,997)	—	(24,997)
Net loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	—	—	—	(36,804)	—	(36,804)
Net income attributable to non-controlling interest partners	—	—	—	—	—	—	—	839	839
Net loss attributable to common stockholders	—	—	—	—	(23,239)	(23,239)	—	—	(23,239)
Balance - September 30, 2015	27,410,432	$273	$243,665	$(477)	$(227,654)	$15,807	$162,529	$26,177	$204,513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,204)	$(50,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs and debt discount)	52,779	76,901
Gain on sale of operating properties	(4,221)	(7,485)
Loss on debt and preferred stock extinguishment	19,973	—
Write-off of deferred initial public offering costs	4,844	—
Deferred income tax benefit	—	(435)
Accretion expense related to preferred stock	5,350	4,688
Changes in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(1,663)	(15,886)
Equity based compensation, net of forfeitures	1,219	1,590
Bad debt expense	1,477	1,932
Restructuring and impairment charges	1,657	—
(Income)/loss and gain on sale from unconsolidated entities	(3,078)	1,131
Changes in operating assets and liabilities:
Increase in operating assets	(5,135)	(10,435)
(Decrease)/increase in operating liabilities	(4,549)	15,074
Net cash provided by operating activities	9,449	16,722
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties, net	—	(131,025)
Proceeds from the sale of operating properties, net	66,264	17,478
Capital expenditures	(9,497)	(22,408)
Return of investment from unconsolidated entities	9,411	700
Change in deposits on real estate acquisitions	—	2,507
Change in restricted cash — capital replacement reserves	4,692	4,927
Net cash provided by/(used in) investing activities	70,870	(127,821)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of mortgage loan payables	602,857	41,059
Payments on mortgage loan payables	(435,023)	(8,708)
Proceeds on line of credit	6,000	3,902
Net (repayment)/proceeds on secured credit facility	(2,268)	19,176
Settlement of acquisition contingent consideration	(2,900)	—
Payments on unsecured notes payable to affiliates	(5,500)	—
Proceeds from the issuance of redeemable preferred stock	—	74,000
Redemption of preferred stock	(180,569)	—
Payment of deferred financing costs	(11,363)	(3,247)
Payment of prepayment premiums	(18,661)	—
Payment of offering costs	(4)	(14)
Repurchase of OP units	(11,750)	—
Redemption of OP units in sale of managed third party property	(163)	—
Distributions paid to common stockholders	(4,748)	(4,157)
Distributions paid to holders of LTIP Units	(199)	(173)
Distributions to non-controlling interest partners	(1,570)	(1,688)
Distributions paid to redeemable non-controlling interests in operating partnership	(9,181)	(8,715)
Net cash (used in)/provided by financing activities	(75,042)	111,435
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,277	336
Cash and cash equivalents — Beginning of period	8,999	4,349
Cash and cash equivalents — End of period	$14,276	$4,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest on mortgage loan payables and secured credit facility	$38,884	$39,130
Interest on preferred stock (1)	$35,590	$20,009
State income taxes	$396	$585
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$260	$—
Financing Activities:
Mortgage loan payables assumed with the acquisition of properties, net	$—	$181,118
Secured credit facility repayment at time of disposition of apartment community	$—	$4,444
Release of mortgage loan payable on the sale of properties	$65,605	$16,689
Unsecured notes payable to affiliate	$—	$166
Issuance of redeemable non-controlling interests in operating partnership for acquisition of properties and the ELRM Transaction including settlement of contingent consideration	$—	$65,237
Cancellation of redeemable non-controlling interest in operating partnership related to the ELRM transaction	$—	$481
Issuance of common stock in the settlement of acquisition contingent consideration	$400	$—
Issuance of common stock under the DRIP	$1,040	$1,549
Issuance of redeemable non-controlling interests in operating partnership due to reinvestment of distribution	$—	$244
Fair value of non-controlling interest partner's interest in acquired properties	$—	$26,501
Distributions declared but not paid on common stock	$685	$639
Distributions declared but not paid on redeemable non-controlling interest in operating partnership	$959	$1,036
Change in other comprehensive operations	$(178)	$(447)
(1) The nine months ended September 30, 2015 includes $18.1 million of accrued interest paid in connection with the partial redemption of the Series D Preferred Stock and the Series E Preferred Stock during that time period. See Note 8 - Preferred Stock and Warrants to Purchase Common Stock for further detail.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015
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
As of September 30, 2015, we consolidated 72 properties, including six properties held through consolidated joint ventures, with an aggregate of 21,796 apartment units, which had an aggregate gross carrying value of $1.7 billion. We refer to these properties as our consolidated properties. As of September 30, 2015, we also managed ten properties. Six of these properties, which had an aggregate of 1,991 apartment units at September 30, 2015, are owned by Timbercreek U.S. Multi-Residential Operating L.P., or the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek U.S. Multi-Residential (U.S.) Holding L.P., a Delaware limited partnership, or Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these six properties as our managed equity investment properties. The remaining four properties, which we refer to as our managed third party properties, as of September 30, 2015, had an aggregate of 1,134 apartment units, were owned by one or more third parties, including certain entities affiliated with Elco Landmark Residential Holdings, LLC, or ELRH. Since September 30, 2015, one of these managed third party properties was sold and we no longer managed such property.
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

2.	Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.
Certain prior year amounts have been reclassified to conform to the current year presentation due to the addition of property lease expense into general, administrative and other expenses.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Goodwill
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquired business, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. For the three and nine months ended September 30, 2015, we recorded $496,000 and $1.7 million, respectively, of impairment to goodwill, which was primarily due to the reduction of future economic benefits which is recorded in restructuring and impairment charges in our accompanying unaudited condensed consolidated statements of comprehensive operations. During the nine months ended September 30, 2015, we sold our equity interest in two of our managed equity investments while two of our managed equity investment properties and one of our managed third party properties were sold by their owners and, since September 30, 2015, another one of our managed third party properties was sold by its owner and, therefore, we no longer manage such properties. Utilizing the discounted cash flow method of the income approach, we estimated a fair market value to measure the impairment to goodwill, including a weighted probability of the expected loss of certain contracts in the future, which is a Level 3 fair value measurement. The transfer of 11 of our managed third party properties and the related reduction of future economic benefits was included in the annual goodwill impairment test as of December 31, 2014. No impairment was recorded for the nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, we had goodwill of $2.9 million and $4.6 million, respectively, included in our accompanying unaudited condensed consolidated balance sheets.
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
Our property manager is organized as a TRS and accordingly is subject to income taxation. During the second quarter of 2014, we determined that it is more likely than not that our deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. As of September 30, 2015 and December 31, 2014, the valuation allowance was $2.5 million and $1.1 million, respectively. It is expected that any future net deferred tax assets will continue to be offset by a valuation allowance until the property manager establishes a pattern of profitability. To the extent the property manager generates consistent income, we may reduce the valuation allowance in the period such determination is made.
Income tax expense of $99,000 and $396,000 was recognized for the three and nine months ended September 30, 2015, respectively, which consisted entirely of state income tax expense for each respective period.
As of September 30, 2015, total net operating loss carry forward for federal income tax purposes was approximately $67.0 million and $7.0 million for our company and our TRS, respectively. The net operating loss carry forwards will expire beginning in 2026 and 2031 for our company and our TRS, respectively.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued accounting standards update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. As originally issued, public entities were required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, on August 12, 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”), which delayed the new revenue standard’s effective date by one year.  An entity may adopt ASU 2014-09 using either a full retrospective approach for each

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

prior reporting period presented or a modified retrospective approach.  Under the latter approach an entity will (i) recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of its retained earnings or accumulated deficit during the annual reporting period that includes the date of initial application of ASU 2014-09 and (ii) provide certain supplemental disclosures during reporting periods that include the date of initial application of ASU 2014-09.  Early adoption of ASU 2014-09 was not initially permitted by public entities; however, ASU 2015-14 provides for early adoption by such entities but not before the original effective date of the new revenue standard.  Due to the complex analyses required under ASU 2014-09, we have not yet determined the impact thereof on our consolidated financial statements or the method of adoption that the Company will apply.
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
Our investments in our consolidated operating properties, net consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land	$267,267	$278,885
Land improvements	121,988	137,646
Building and improvements(1)	1,320,150	1,420,815
Furniture, fixtures and equipment	36,730	38,457
	1,746,135	1,875,803
Less: accumulated depreciation	(183,583)	(148,298)
	$1,562,552	$1,727,505

(1)	Includes $1.5 million and $2.5 million of direct construction costs in progress as of September 30, 2015 and December 31, 2014, respectively.
Depreciation expense for the three months ended September 30, 2015 and 2014 was $15.6 million and $15.4 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $47.7 million and $44.6 million, respectively.

Real Estate Acquisitions
We did not complete any acquisitions during the nine months ended September 30, 2015.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

4.	Real Estate Disposition Activities
During the nine months ended September 30, 2015, we sold the following five consolidated properties for a combined sales price of $135.3 million:

Property Name	Sale Date	Apartment Units
Avondale by the Lakes	March 5, 2015	304
Landmark at Savoy Square	March 26, 2015	182
Courtyards on the River	April 30, 2015	296
Landmark at Magnolia Glen	May 28, 2015	1,080
Landmark at Deerfield Glen	August 27, 2015	320
Total Units		2,182
As of the date of disposal, the properties had a net carrying value of $126.6 million. Four of the mortgage loans related to these dispositions, in the aggregate amount of $65.6 million, were directly assumed by the buyers. We incurred expenses and adjustments of $2.8 million associated with the dispositions. Our gain on the sale of the properties was $4.2 million, net of $1.7 million in taxes due during the first quarter of 2015 related to a tax protection agreement for a prior year disposition. The net proceeds from these dispositions were used to redeem our 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series D Preferred Stock, and our 9.25% Series E Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, or our Series E Preferred Stock, during the nine months ended September 30, 2015. Of the $20.0 million of loss on debt and preferred stock extinguishment as of September 30, 2015, $1.3 million related to our property dispositions including a yield maintenance prepayment penalty for the repayment of the mortgage debt paid directly to lenders and the write-off of the unamortized portions of deferred financing costs and above/below market debt.
On June 24, 2015, we sold our 20% equity interest in each of two of our managed equity investment properties, Landmark at Waverly Place and The Fountains, which comprised 750 units for $6.9 million, recognizing a gain on the sale of $3.0 million which is included in income/(loss) and gain on sale from unconsolidated entities in our unaudited condensed consolidated statements of comprehensive operations discussed further below in Note 5, Investments in Unconsolidated Entities.
During the nine months ended September 30, 2014, the following three properties were sold for a combined sales price of $40.5 million. Our gain on the sale of the apartment communities was $7.5 million.

Property Name	Sale Date	Apartment Units
Manchester Park	May 28, 2014	126
Bay Breeze Villas	June 30, 2014	180
Lofton Meadows	August 28, 2014	166
Total Units		472

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

5.	Investments in Unconsolidated Entities
As of September 30, 2015 and December 31, 2014, we held non-controlling interests in the following investments which are accounted for under the equity method (in thousands, except unit data):

Investment Description	Date Acquired	Number of Units	Total Investment at September 30, 2015	Total Investment at December 31, 2014	Percentage Ownership at September 30, 2015
Landmark at Waverly Place — Melbourne, FL	November 18, 2013	208	$—	$955	—%
The Fountains — Palm Beach Gardens, FL	December 6, 2013	542	—	3,460	—%
Timbercreek U.S. Multi-Residential (U.S.) Holding L.P. — 500,000 Class A Units	December 20, 2013	N/A	2,566	4,547	9.2%
Total investments			$2,566	$8,962

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
On December 20, 2013, in conjunction with the ELRM Transaction (as defined below), we purchased 500,000 Class A Units in Timbercreek Holding from Elco Landmark Residential Holdings II, LLC, or ELRH II, an entity affiliated with Mr. Michael Salkind and Mr. Avi Israeli, two members of our board of directors, or our board, for consideration in the amount of $5.0 million consisting of the issuance of 613,497 of shares of our common stock, therefore, becoming a limited partner in Timbercreek Holding. At September 30, 2015, we indirectly owned approximately 9.2% of the limited partnership interests in the Timbercreek Fund. During the nine months ended September 30, 2015, two of our managed equity investment properties were sold by the Timbercreek Fund. We received approximately $1.7 million of distributions in connection with the sale of the two properties, which resulted in a reduction to our investment in unconsolidated entities in our unaudited condensed consolidated balance sheet as of September 30, 2015. On March 14, 2013, we completed the acquisition of certain assets constituting the management operations of ELRH, and certain of its affiliates, or, collectively, the ELRM Parties, and acquired the management operations of the ELRM Parties, including certain property management contracts and the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. We refer to this acquisition as the ELRM Transaction.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6.	Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $0 and $788,000 as of September 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 0 months and three months as of September 30, 2015 and December 31, 2014, respectively)	$—	$591
Trade name and trade marks (indefinite lives)	200	200
Property management contracts, net of accumulated amortization of $7.8 million and $5.2 million as of September 30, 2015 and December 31, 2014, respectively (with a weighted average remaining life of 71.4 months and 80.4 months as of September 30, 2015 and December 31, 2014, respectively)	13,099	15,673
	$13,299	$16,464
As of September 30, 2015 and December 31, 2014, we had below market lease intangibles, net, of $0 and $31,000, respectively, which are classified as a liability in security deposits, prepaid rent and other liabilities in our unaudited condensed consolidated balance sheets. We amortize our net below market lease intangibles on a straight-line basis as an increase to rental income.
Amortization expense recorded on the identified intangible assets, net for the three months ended September 30, 2015 and 2014, was $868,000 and $3.3 million, respectively, and for the nine months ended September 30, 2015 and 2014, was $3.1 million and $29.7 million, respectively.

7.	Debt
The following is a summary of our secured and unsecured debt, net of premium at September 30, 2015 and
December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Mortgage loan payables — fixed	$676,058	$755,576
Mortgage loan payables — variable	439,680	257,932
Total secured fixed and variable rate debt	1,115,738	1,013,508
Premium, net	3,018	8,175
Total mortgage loan payables, net	1,118,756	1,021,683
Secured credit facility	156,908	159,176
Line of credit	9,902	3,902
Total secured fixed and variable rate debt, net	$1,285,566	$1,184,761
Unsecured notes payable to affiliates	$616	$6,116

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Scheduled payments and maturities of secured and unsecured debt at September 30, 2015 were as follows (in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities
2015	$2,745	$—	$—
2016 (2)	7,324	297,402	—
2017	10,799	64,483	—
2018	16,896	43,717	616
2019	16,248	61,458	—
Thereafter	46,827	714,649	—
	$100,839	$1,181,709	$616

(1)	Secured note payments are comprised of the normal principal payments for mortgage loan payables and the secured credit facility.

(2)	Includes the maturing debt related to the secured credit facility and the revolving line of credit in January 2016 of $156.2 million and $9.9 million, respectively.
Mortgage Loan Payables, Net
Mortgage loan payables were $1.119 billion ($1.116 billion, excluding premium) and $1.02 billion ($1.01 billion, excluding premium) as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had 40 fixed rate and 18 variable rate mortgage loans with effective interest rates ranging from 1.80% to 6.58% per annum and a weighted average effective interest rate of 3.78% per annum. As of September 30, 2015, we had $679.1 million ($676.1 million, excluding premium) of fixed rate debt, or 60.7% of mortgage loan payables, at a weighted average interest rate of 4.64% per annum and $439.7 million of variable rate debt, or 39.3% of mortgage loan payables, at a weighted average effective interest rate of 2.47% per annum. As of December 31, 2014, we had 54 fixed rate and 12 variable rate mortgage loans with effective interest rates ranging from 1.76% to 6.58% per annum, and a weighted average effective interest rate of 4.53% per annum. As of December 31, 2014, we had $763.8 million ($755.6 million, excluding premium) of fixed rate debt, or 74.8% of mortgage loan payables, at a weighted average interest rate of 5.22% per annum and $257.9 million of variable rate debt, or 25.2% of mortgage loan payables, at a weighted average effective interest rate of 2.52% per annum.
During the third quarter of 2015, we refinanced 21 separate mortgage loans. The aggregate balance of the new mortgage loan payables was $457.9 million as of September 30, 2015. The new mortgage loan payables have a 7-year term maturing August 1, 2022 and accrues interest at either a (i) fixed rate equal to 4.20% or (ii) floating rate equal to one-month LIBOR plus 2.61%. We purchased interest rate caps for each of these floating rate loans, which are not designated as hedges. We used the remaining net proceeds from the refinancings primarily to redeem a portion of our Series D Preferred Stock and our Series E Preferred Stock and to pay a portion of the unsecured notes payable to affiliates, as discussed below. Of the $20.0 million of loss on debt and preferred stock extinguishment, $15.9 million relates to yield maintenance prepayment penalties for the repayment of the mortgage debt paid and the write-off of the unamortized portion of deferred financing costs and above/below market debt for certain of the refinancings.
We are required by the terms of certain loan documents to meet certain financial covenants, including leverage and liquidity tests, and comply with certain financial reporting requirements. We are in compliance and expect to remain in compliance with all covenants for the next 12 months.
Most of the mortgage loan payables may be prepaid in whole but not in part, subject to applicable prepayment premiums and the terms of certain tax protection agreements to which we are a party. As of September 30, 2015, 32 of our mortgage loan payables had monthly interest-only payments, while 26 of our mortgage loan payables had monthly principal and interest payments.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Secured Credit Facility
The secured facility with Bank of America, N.A. and certain other lenders, or the Secured Credit Facility, is in the aggregate maximum principal amount of $180.0 million and the amount available is based on the lesser of the following: (i) the aggregate commitments of all lenders and (ii) a percentage of the appraised value for all properties. As of September 30, 2015, we had $156.9 million outstanding under the Secured Credit Facility and 13 of our properties were pledged as collateral. As of September 30, 2015, $14.1 million is currently available under the Secured Credit Facility, which is subject to compliance with applicable collateral requirements. We currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016.
On March 24, 2015, the Secured Credit Facility was amended to, among other things: (i) extend the maturity date to January 4, 2016; (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio; and (iii) waive existing events of default, including the failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarters ended September 30, 2014 and December 31, 2014. As amended, the Secured Credit Facility includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which, as of the end of any quarter shall not be less than 1.05:1.00. As of September 30, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants through the maturity date.
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
All borrowings under the Secured Credit Facility bear interest at an annual rate equal to, at our option, (i) the highest of (A) the federal funds rate, plus one-half of 1% and a margin that fluctuates based on our debt yield, (B) the rate of interest as publicly announced from time to time by Bank of America, N.A. as its prime rate, plus a margin that fluctuates based on our debt yield or (C) the Eurodollar Rate for a one-month interest period plus 1% and a margin that fluctuates based upon our debt yield or (ii) the Eurodollar Rate (as defined in the credit agreement) plus a margin that fluctuates based upon our debt yield. As of September 30, 2015, our annual interest rate was 3.44% on principal outstanding of $156.9 million, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%.
Line of Credit
On January 22, 2014, we entered into an agreement with Bank Hapoalim, as lender, for a revolving line of credit, or our revolving line of credit, in the aggregate principal amount of up to $10.0 million to be used for our working capital and general corporate purposes. Our revolving line of credit, which was originally scheduled to mature on January 22, 2015, was extended until March 6, 2015 and further extended until March 31, 2015. On March 24, 2015, the revolving line of credit was further amended to extend the maturity date to January 4, 2016 and amend certain covenants. As amended, the revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a funds from operations, or FFO, covenant which requires us to achieve FFO of at least $1.00 in each fiscal year. We are in compliance and expect to continue to remain in compliance with all covenants through the maturity date. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral, which is recorded in restricted cash on the condensed consolidated balance sheet. As of September 30, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of September 30, 2015, our annual interest rate was 3.44%.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Unsecured Notes Payable to Affiliates
Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we also issued to ELRH II unsecured promissory notes, of which an aggregate principal amount of $616,000, remains outstanding as of September 30, 2015. The unsecured notes payable to affiliates matures on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.
Deferred Financing Cost, Net
As of September 30, 2015 and December 31, 2014, we had $13.6 million and $10.7 million, respectively, in deferred financing costs, net of accumulated amortization of $10.4 million for each such period which not only includes amortization but is also net of additions and write-offs. Deferred financing costs, net, are included in other assets, net, on our unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.
Amortization expense recorded on the deferred financing costs for the three months ended September 30, 2015 and 2014 was $1.1 million and $1.8 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $4.0 million and $5.2 million, respectively.

8.    Preferred Stock and Warrants to Purchase Common Stock
Series D Preferred Stock
As of September 30, 2015 and December 31, 2014, we had outstanding an aggregate of 7,628,285 shares and 20,976,300 shares, respectively, of our Series D Preferred Stock, to iStar Apartment Holdings LLC, or iStar, and BREDS II Q Landmark LLC, or BREDS, issued at $10.00 per share, for an aggregate amount of $76.3 million and $209.8 million, respectively. During the nine months ended September 30, 2015, we redeemed 13,348,015 shares of the Series D Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using net proceeds from property dispositions and mortgage refinancings. In connection with these partial redemptions, we recorded $1.5 million for the prepayment premiums paid and the write-off of unamortized deferred financing costs which is recorded in loss on debt and preferred stock extinguishment in our unaudited condensed consolidated statements of comprehensive operations.
Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend, or the Series D Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the Series D Current Dividend increased from 8.75% to 11% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series D Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series D Current Dividend on the 15th of each month. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our unaudited condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2015 and 2014, we incurred $5.0 million and $8.1 million, respectively, and for the nine months ended September 30, 2015 and 2014, we incurred $20.8 million and $23.7 million, respectively, of preferred dividends classified as interest expense related to the Series D Preferred Stock.
We are required to redeem all outstanding shares of the Series D Preferred Stock on June 28, 2016, subject to additional one-year extensions upon satisfaction of certain conditions, for a cash payment to the holders of the Series D Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due under the governing documents. Based on the requirement of redemption for cash, the Series D Preferred Stock is classified as a liability in our unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. Failure to redeem the Series D Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the governing documents. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series D Preferred Stock. In addition, in connection with a change of control, the holders of the Series D Preferred Stock have the option to require that we redeem all of the shares outstanding.
In addition, in the event of a triggering event as defined in the Series D Preferred Stock agreements, including a public offering of the company’s common stock, we are obligated to redeem not less than 50% of the shares of the Series D Preferred

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Stock then outstanding, to the extent sufficient proceeds are raised. This redemption feature met the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $13.5 million with a corresponding discount recorded to the value of the Series D Preferred Stock. The Series D Preferred Stock discount is accreted to its face value through the redemption date as interest expense. The Series D Preferred Stock and the derivative liability are presented together in the unaudited condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock in the amount of $72.4 million and $202.4 million as of September 30, 2015 and December 31, 2014, respectively. Interest expense recorded for the accretion of the Series D Preferred Stock discount for the three months ended September 30, 2015 and 2014 was $1.2 million and $1.1 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $3.5 million and $3.1 million, respectively.
The derivative was recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2014, we recorded a decrease in the fair value of the derivative of $3.4 million and $8.2 million, respectively. As of December 31, 2014, this derivative had no fair value. As of February 28, 2015, the derivative expired. The Series D Preferred Stock is presented in the unaudited condensed consolidated balance sheets as Series D cumulative non-convertible redeemable preferred stock in the amount of $72.4 million and $202.4 million as of September 30, 2015 and December 31, 2014, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
Series E Preferred Stock
As of September 30, 2015 and December 31, 2014, we had outstanding an aggregate of 2,691,102 shares and 7,400,000 shares, respectively, of our Series E Preferred Stock, to iStar and BREDS, issued at $10.00 per share, for an aggregate amount of $26.9 million and $74.0 million, respectively. The proceeds from the sale of the Series E Preferred Stock were used primarily to acquire and renovate additional properties. During the nine months ended September 30, 2015, we redeemed 4,708,898 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using net proceeds from property dispositions and mortgage refinancings. In connection with these partial redemptions, we recorded $1.3 million for the prepayment premiums paid and the write-off of unamortized deferred financing costs which is recorded in loss on debt and preferred stock extinguishment in our unaudited condensed consolidated statements of comprehensive operations.
Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash dividend, or the Series E Current Dividend, is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the Series E Current Dividend increased from 9.25% to 11.25% per annum compounded monthly. We may, however, elect to pay up to the full amount of accrued dividends on each dividend payment date. Our failure to pay in full, in cash, any Series E Current Dividend on any applicable payment date will constitute an event of default, which could result in the dividend rate being increased to 19.97% per annum, of which 11% per annum compounded monthly will be due as the Series E Current Dividend on the 15th of each month. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our unaudited condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2015 and 2014, we incurred $1.6 million and 2.8 million, respectively, and for the nine months ended September 30, 2015 and 2014, we incurred $7.1 million and $7.6 million, respectively, of preferred dividends classified as interest expense related to the Series E Preferred Stock.
We are required to redeem all outstanding shares of Series E Preferred Stock on June 28, 2016, subject to additional one-year extensions upon satisfaction of certain conditions, for a cash payment to the holders of the Series E Preferred Stock in an amount per share equal to $10.00 plus any accrued and unpaid dividends due pursuant to the Series E Preferred Stock governing documents. Based on the requirement of redemption for cash, the Series E Preferred Stock is classified as a liability in our unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. Failure to redeem the Series E Preferred Stock by any mandatory redemption date (as extended) will trigger increases in dividends due under the Series E Preferred Stock governing documents. If an event of default occurs on our mortgage loan payables, the Secured Credit Facility or other indebtedness and is continuing after an applicable cure period, there will then be an event of default on the Series E Preferred Stock. In addition, in connection with a change of control, the holders of the Series E Preferred Stock have the option to require that we redeem all of the shares outstanding.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

In addition, in the event of a triggering event as described in the Series E Preferred Stock agreements, including a public offering of the company’s common stock, we are obligated to redeem not less than 50% of the shares of the Series E Preferred Stock then outstanding, to the extent sufficient proceeds are raised, at a certain premium. This redemption feature meets the requirements to be accounted for separately as a derivative financial instrument. We measured the fair value of this derivative at the issuance date and recorded a liability for approximately $6.0 million with a corresponding discount recorded to the value of the Series E Preferred Stock. The Series E Preferred Stock discount is accreted to its face value through the redemption date as interest expense. Interest expense recorded for the accretion of the Series E Preferred Stock discount for the three months ended September 30, 2015 and 2014 was $619,000 and $542,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $1.8 million and $1.6 million, respectively.
The derivative is recorded at fair value for each reporting period, with changes in fair value being recorded through change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. As of September 30, 2015 and December 31, 2014, the fair value of this derivative was $0 and $1.4 million, respectively, and the decrease in fair value for the three months ended September 30, 2015 and 2014 was $40,000 and $1.3 million, respectively. For the nine months ended September 30, 2015 and 2014, the decrease in the fair value was $1.4 million and $2.7 million, respectively. As of September 7, 2015, the derivative expired. The Series E Preferred Stock, the derivative liability and the fair value of the derivative are presented together in our unaudited condensed consolidated balance sheets as Series E cumulative non-convertible redeemable preferred stock with derivative in the amount of $24.9 million and $71.6 million, respectively, as of September 30, 2015 and December 31, 2014. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
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
Warrants to Purchase Common Stock
In connection with prior issuances of the Series A Preferred Stock and the Series B Preferred Stock, which were redeemed on June 28, 2013, we issued warrants to purchase an aggregate of $60.0 million in shares of our common stock at an exercise price per share of common stock equal to: (i) $9.00 if the warrants are being exercised in connection with a “change of control” (as such term is defined in the form of warrant); or (ii) the greater of $9.00 and 80% of the public offering price of our

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

common stock in our first underwritten public offering, in conjunction with which our common stock is listed for trading on the New York Stock Exchange if the warrants are being exercised during the 60-day period following such underwritten public offering. The warrants remained outstanding subsequent to the redemption of the Series A Preferred Stock and the Series B Preferred Stock and will become exercisable at any time and from time to time prior to their expiration following the completion of an underwritten public offering and in connection with a change of control. The warrants issued on August 3, 2012 for $50.0 million worth of common stock expired on August 3, 2015, leaving warrants issued on February 27, 2013 for $10.0 million worth of common stock outstanding. In general, the remaining February 27, 2013 warrants will immediately expire and cease to be exercisable upon the earliest to occur of: (i) the close of business on February 27, 2016; (ii) the close of business on the date that is 60 days after the completion of the underwritten public offering (or the next succeeding business day); (iii) the consummation of a “Qualified Company Acquisition” (as such term is defined in the form of warrant); and (iv) the cancellation of the warrants by our company, at its option or at the option of the warrant holder, in connection with a change of control (other than a Qualified Company Acquisition).
We measured the fair value of the warrants as of September 30, 2015 and December 31, 2014 resulting in our recording $0 and $663,000, respectively, reflected in security deposits, prepaid rent and other liabilities in our unaudited condensed consolidated balance sheets. The warrants are recorded at fair value for each reporting period with changes in fair value being recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2015 and 2014, we recorded a decrease in the fair value of the warrants of $71,000 and an increase of $37,000, respectively, and for the nine months ended September 30, 2015 and 2014, we recorded a decrease in the fair value of $663,000 and $1.2 million, respectively. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.

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
Acquisition Contingent Consideration
ELRM Transaction
We incurred certain contingent consideration in connection with the ELRM Transaction which was consummated during the first quarter of 2013. In consideration for the contribution to our operating partnership of ELRH’s economic rights to earn property management fees for managing certain real estate assets of the Timbercreek Fund, our operating partnership agreed to

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

issue up to $10.0 million in restricted limited partnership interests, or OP units, to ELRH. Additionally, ELRH and certain of its affiliates had the opportunity to earn additional consideration in the form of restricted OP units and a promissory note through a contingent consideration arrangement, which was based on two events: (i) projected fees that we would earn in connection with new property management agreements for properties that may be acquired by ELRH and certain of its affiliates and (ii) funds raised at certain target dates to acquire properties in the Timbercreek Fund. As of December 31, 2014, all potential earnout opportunities available to the ELRM Parties or otherwise pursuant to the ELRM Transaction had been satisfied.
As of September 30, 2015 and December 31, 2014, we determined that there was no fair value of the acquisition contingent consideration. There was a decrease in the fair value of the contingent consideration of $0 and $3.8 million for the three and nine months ended September 30, 2014, which is recorded in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration in our unaudited condensed consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation of assets and liabilities on a recurring basis.
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
As of December 31, 2014, the estimated fair value of the acquisition contingent consideration was $2.9 million. During the first quarter of 2015, we recorded an increase in the fair value of $100,000 and on May 5, 2015, we settled the acquisition contingent consideration that was due in connection with the Landmark at Andros Isles acquisition for aggregate consideration of $3.9 million, of which $3.5 million was paid in cash and $400,000 was paid by issuing shares of our common stock at a per share value of $8.15. The remaining adjustment in the fair value of the acquisition contingent consideration of $900,000 was recorded in the second quarter of 2015. As of September 30, 2015, there is no remaining acquisition contingent consideration opportunity related to this acquisition. The change in fair value was recorded to the change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on our unaudited condensed consolidated statements of comprehensive operations. See Note 13, Fair Value of Derivatives and Financial Instruments, for further discussion of our fair valuation on a recurring basis.
See Note 10, Related Party Transactions, for further discussion regarding the acquisition contingent consideration.
Support Payment Agreement
On December 20, 2013, we issued to ELRH II 1,226,994 shares of common stock in connection with (i) our acquisition of the Class A Units in Timbercreek Holding for $5.0 million and (ii) the initial pay down of $5.0 million of the ELRM Note.  In order for ELRH II to ensure it would receive equivalent value to the cash it would have received under the ELRM Note and for the acquisition of the Class A Units, the Company entered into a support payment agreement with ELRH II, which agreement contains a price support mechanism. When the shares are no longer restricted, ELRH II is obligated, for a period of ten business days, to use commercially reasonable efforts to sell the shares at a price above $8.15 per share. In the event that ELRH II is not successful in selling the shares, ELRH II may give notice whereupon we have the option to either (i) issue additional shares of our common stock with a value that is equal to the difference between $8.15 per share multiplied by the 1,226,994 shares and the actual gross selling price received by ELRH II upon the sale of the shares or (ii) repurchase the shares for $8.15 per share in cash. If ELRH II fails to dispose of the shares as described above, our obligation to make the support payment will terminate. In the event a public offering and a listing of our capital stock, or an IPO, does not take place before March 14, 2018, we may call or ELRH II may put the shares to us and we would be obligated to repurchase the shares for $8.15 per share in cash. Based on our expectation to enter into a merger agreement to be acquired and the consequential unlikelihood of an IPO occurring, we determined that the support payment obligation had no value as of September 30, 2015. The support payment agreement was insignificant as of December 31, 2014.

10.	Related Party Transactions
The transactions listed below cannot be construed to be at arm’s length and the results of our operations may be different than if such transactions were conducted with non-related parties.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

ELRH
ELRH previously paid to us the direct costs of certain employees that performed services on their behalf. As of December 31, 2014, we no longer had employees performing services on behalf of ELRH, therefore, this reimbursement arrangement ended as of such date. For the three and nine months ended September 30, 2014, we were reimbursed $148,000 and $697,000, respectively, by ELRH.
Timbercreek U.S. Multi-Residential Opportunity Fund #1
As part of the ELRM Transaction, we acquired the rights to earn property management fees and back-end participation for managing certain real estate assets acquired by the Timbercreek Fund. Also, during the period from the closing date of the ELRM Transaction and ending on the date that is 18 months thereafter, we had a commitment to purchase 500,000 Class A Units in Timbercreek Holding for consideration in the amount of $5.0 million. On December 20, 2013, we purchased the 500,000 Class A Units in Timbercreek Holding for consideration in the amount of $5.0 million, consisting of the issuance of 613,497 shares of our common stock, thereby becoming a limited partner in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. Messrs. Olander and Remppies serve on the Investment Committee of the Timbercreek Fund. The Timbercreek Fund is fully invested, no longer raising capital, and the sole purpose of its investment committee is to make capital decisions regarding the properties and to oversee future dispositions of assets.
OP Units Issued
As of September 30, 2015, we had issued 30,968,047 OP units, among other issuances, with an aggregate value of $252.4 million to our related parties. Such OP units were issued, directly or indirectly, to entities affiliated with Messrs. Salkind and Israeli, two members of our board, and Mr. Edward Kobel, our chairman, in connection with the acquisition of various properties and the ELRM Transaction. During the third quarter of 2015, 20,029 OP units, valued at $8.15 per OP unit, were forfeited by ELRH II, an entity affiliated with Messrs. Salkind and Israeli, in connection with the sale of one of our managed third party properties and in accordance with the terms of the ELRM Transaction documents.
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

Other
As of September 30, 2015 and December 31, 2014, we had $0 and $1.6 million outstanding, respectively, which were recorded in other receivables due from affiliates in our unaudited condensed consolidated balance sheets. The amounts outstanding represented amounts due from our managed properties owned by affiliated third parties as part of the normal operations of our property manager, which primarily consisted of management fee receivables.

As of September 30, 2015 and December 31, 2014, we had $140,000 and $117,000, respectively, which were recorded in other payables due to affiliates in our unaudited condensed consolidated balance sheets. The amounts outstanding represented payables due to our managed properties owned by affiliated third parties as part of the normal operations of our property manager.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

11.	Equity
Preferred Stock
Our charter authorizes us to issue 50,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2015 and December 31, 2014, we had issued and outstanding (i) 7,628,285 and 20,976,300 shares, respectively, of Series D Preferred Stock and (ii) 2,691,102 and 7,400,000 shares, respectively, of Series E Preferred Stock. See Note 8, Preferred Stock and Warrants to Purchase Common Stock.

Common Stock
Our charter authorizes us to issue up to 300,000,000 shares of our common stock. As of September 30, 2015 and December 31, 2014, we had 27,410,432 and 25,628,526 shares, respectively, of our common stock issued and outstanding.
The following are the equity transactions with respect to our common stock during the nine months ended September 30, 2015:

•	127,494 shares of common stock were issued pursuant to the DRIP (as defined below).

•	49,080 shares of common stock issued to DK Gateway Andros II LLC, in relation to the settlement of the Landmark at Andros Isles contingent consideration.

•
1,605,332 shares of common stock issued to certain of our limited partners, in response to a redemption request and pursuant to the terms of our operating partnership's limited partnership agreement, in exchange for an equal number of OP units.

Our distributions are subject to approval by our board. Our common stock distributions as of September 30, 2015 and December 31, 2014 was equivalent to $0.30 per share per annum for each period then ended.
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to shares of our common stock for the period by the weighted average number of shares of our common stock outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two-class method. Unvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2015 and December 31, 2014, there were 143,587 and 192,316 shares, respectively, of unvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. The long-term investment plan units, or LTIP Units, could potentially dilute the basic earnings per share in future periods but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Further, the warrants were not included in the computation of diluted earnings per share and also would have been anti-dilutive for the periods presented.
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
Since August 2012, we have made a series of acquisitions and issued common stock or common stock equivalents, or equivalents, at $8.15 per share. This price was determined to be a fair value based on negotiated transactions with advice from professionals. Accordingly, $8.15 is the per share price used for the issuance of shares pursuant to the DRIP until such time as our board provides a new estimate of share value. For the nine months ended September 30, 2015, $1.0 million in distributions were reinvested and 127,494 shares of our common stock were issued pursuant to the DRIP. Effective July 1, 2015, we suspended the DRIP, as determined by our board.
OP Units
As of September 30, 2015 and December 31, 2014, we had outstanding 38,379,646 and 41,446,746 OP units, respectively, issued to our non-controlling interest holders for consideration of $312.8 million and $337.8 million, respectively,

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

in relation to the acquisition of properties and the ELRM Transaction. The OP units issued as part of the ELRM Transaction are restricted and will vest in equal amounts over a period of five years, subject to certain accelerated vesting and cancellation provisions. See Note 12, Non-Controlling Interests, for additional information on our OP units.
LTIP Units
As of September 30, 2015 and December 31, 2014, we had issued 1,016,619 and 647,908 LTIP Units, respectively, under the 2012 Award Plan (as defined below), respectively, to certain of our executive officers as incentive compensation. For the three months ended September 30, 2015 and 2014, we recognized compensation expense of $145,000 and $174,000, respectively, and for the nine months ended September 30, 2015 and 2014, we recognized compensation expense of $922,000 and $1.3 million, respectively, related to the LTIP Units issued and outstanding. LTIP Unit compensation expense is included in general, administrative and other expense in our accompanying unaudited condensed consolidated statements of comprehensive operations.
As of September 30, 2015 and December 31, 2014, there was $1.3 million and $0, respectively, of total unrecognized compensation expense related to the unvested LTIP Units.
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
Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Any unvested shares will vest immediately upon a change of control (as defined in the 2012 Award Plan). Shares of restricted common stock have full voting rights and rights to dividends. For each of the three months ended September 30, 2015 and 2014, we recognized compensation expense of $100,000, and for the nine months ended September 30, 2015 and 2014, we recognized compensation expense of $297,000 and $268,000, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense is included in general, administrative and other expense in our accompanying unaudited condensed consolidated statements of comprehensive operations.
As of September 30, 2015 and December 31, 2014, there was $1.0 million and $1.3 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the unvested shares of our restricted common stock. As of September 30, 2015, this expense is expected to be recognized over a remaining weighted average period of 2.58 years.

As of September 30, 2015 and December 31, 2014, the fair value of the unvested shares of our restricted common stock was $1.2 million and $1.6 million, respectively, based upon $8.15 at grant date. A summary of the status of the unvested shares of our restricted common stock as of September 30, 2015 and December 31, 2014, and the changes for the nine months ended September 30, 2015, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - December 31, 2014	192,316	$8.18
Vested	(48,729)	$8.15
Balance - September 30, 2015	143,587	$8.19

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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
401(k) Savings Plan
We have a 401(k) savings plan, which is a voluntary defined contribution plan. Under the savings plan, every employee is eligible to participate, beginning on the date the employee has completed two months of continuous service with us. Each participant may make contributions to the savings plan by means of a pre-tax salary deferral, which may not be less than 1% or more than 85% of the participant’s compensation, subject to limitations under the federal tax code on the annual amount of salary deferrals which may be made by any participant. The company may make discretionary matching contributions on the participant’s behalf up to a predetermined limit, which was 40% of salary deferrals for the first 5% of eligible compensation. The matching contribution made for the three months ended September 30, 2015 and 2014, was $48,000 and $39,000, respectively, and for the nine months ended September 30, 2015 and 2014 it was $136,000 and $92,000, respectively. A participant’s salary deferral and the company's matched portion is 100% vested and nonforfeitable. Any administrative expenses under the savings plan that were paid by us were not significant for all periods presented.

12.	Non-Controlling Interests
Redeemable Non-Controlling Interests in Operating Partnership
As of both September 30, 2015 and December 31, 2014, we had issued and outstanding 38,379,646 and 41,446,746 OP units, respectively, for a total consideration of $312.8 million and $337.8 million, respectively, in relation to the acquisition of properties and the ELRM Transaction. The following are the equity transactions for our OP units during the nine months ended September 30, 2015:

•	1,340,966 OP units were redeemed from Legacy from the net proceeds of the sale of Landmark at Magnolia Glen.

•	100,773 OP units were redeemed from DK Gateway Andros II LLC in connection with the acquisition of the Landmark at Andros Isles.

•	20,029 OP units were forfeited by ELRH II, in connection with the sale of one of our managed third party properties.

•
1,605,332 OP units were redeemed for an equal number of common stock by certain of our limited partners in our operating partnership in response to a redemption request and pursuant to the terms of the limited partnership agreement.

For the nine months ended September 30, 2015, there were no distributions reinvested in additional OP units held by non-controlling interest partners.
As of September 30, 2015 and December 31, 2014, we owned approximately 41.0% and 37.8% of the general partnership interest in our operating partnership, respectively, and the limited partners owned approximately 59.0% and 62.2%, respectively, of the limited partnership interests in our operating partnership.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Non-Controlling Interest Partners
Non-controlling interest partners represents interests of our joint venture partners in six consolidated properties as of September 30, 2015 and December 31, 2014 and is presented as part of equity in our unaudited condensed consolidated balance sheets.
As of September 30, 2015 and December 31, 2014, the amount of non-controlling interest of our partners was $26.2 million and $26.7 million, respectively. During the three months ended September 30, 2015 and 2014, we had net income attributable to non-controlling interest partners of $342,000 and $58,000, respectively.  During the nine months ended September 30, 2015 and 2014, we had net (income)/loss attributable to non-controlling interest partners of $(839,000) and $1.3 million, respectively.

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
As of September 30, 2015, we had entered into 13 interest rate cap agreements. An interest rate cap involves the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. The fair value of our rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if the variable interest rate rises above the strike rate of the cap and is a Level 2 fair value calculation. These derivatives are not designated by us to be a hedge instrument, and the change in fair value is recorded to interest expense in the unaudited condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2015 and 2014, the change in fair value resulted in an increase to interest expense of $314,000 and $22,000, respectively, and for the nine months ended September 30, 2015 and 2014, the change in fair value resulted in an increase to interest expense of $513,000 and $327,000, respectively.
As of September 30, 2015, we had entered into two interest rate swap agreements pursuant to which we have agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date and have designated one of these as a hedging derivative and one as a non-designated hedge. The fair value of our swap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate rises above or below the strike rate of the future floating rate and is a Level 2 fair value calculation. On July 23, 2015, we closed one of our hedged interest rate swap agreements in relation to the repayment in full of the related mortgage loan payable using the proceeds from refinancing the mortgage.
For the one interest rate swap that we have determined qualifies as an effective cash flow hedge, we have recorded the effective portion of cumulative changes in the fair value of the hedging derivative in accumulated other comprehensive operations in the unaudited condensed consolidated statement of equity. Amounts recorded in accumulated other comprehensive operations will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the hedging derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, we recorded $(201,000) and $240,000 in other comprehensive (income)/loss for the three months ended September 30, 2015 and

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2014, respectively, and $(178,000) and $(447,000) for the nine months ended September 30, 2015 and 2014, respectively. One interest rate swap is not intended by us to be a hedge instrument and the change in fair value is recorded to interest expense in the unaudited condensed consolidated statements of comprehensive operations. For the three months ended September 30, 2015 and 2014, the change in fair value was a decrease to interest expense of $138,000 and $504,000, respectively, and for the nine months ended September 30, 2015 and 2014, a decrease to interest expense of $312,000 and $134,000, respectively.

The following table summarizes our derivative arrangements and the consolidated hedging derivatives at September 30, 2015 and December 31, 2014, (in thousands, except interest rates):

	September 30, 2015			December 31, 2014
	Non- designated Hedges		Cash Flow Hedge	Non- designated Hedges		Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swap	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps
Notional balance	$293,329	$58,815	$26,100	$77,585	$58,815	$32,100
Weighted average interest rate(1)	2.44%	1.48%	2.15%	2.69%	1.54%	2.18%
Weighted average capped interest rate	3.82%	N/A	N/A	4.13%	N/A	N/A
Earliest maturity date	Jun-18	Sep-16	Jul-20	Jul-17	Sep-16	Jul-20
Latest maturity date	May-19	Sep-16	Jul-20	Jul-18	Sep-16	Aug-20
Estimated fair value, asset/(liability)	$175	$(800)	$(1,352)	$94	$(1,112)	$(1,175)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis
The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of September 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at September 30, 2015	Carrying Value at September 30, 2015
Liabilities
Mortgage loan payables, net(1)	$—	$1,134,351	$—	$1,134,351	$1,118,756
Unsecured notes payable to affiliates(2)	—	—	616	616	616
Secured Credit Facility(1)	—	156,923	—	156,923	156,908
Line of credit(1)	—	9,909	—	9,909	9,902
Warrants(3)	—	—	—	—	—
Total liabilities at fair value	$—	$1,301,183	$616	$1,301,799	$1,286,182

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)	Management estimates the fair value to be equal to the book value.

(3)	The fair value of the warrants is estimated using the Monte-Carlo Simulation.

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The table below presents our liabilities measured/disclosed at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Estimate at December 31, 2014	Carrying Value at December 31, 2014
Liabilities
Mortgage loan payables, net(1)	$—	$1,061,988	$—	$1,061,988	$1,021,683
Unsecured notes payable to affiliates(2)	—	—	6,116	6,116	6,116
Secured Credit Facility(1)	—	159,207	—	159,207	159,176
Line of credit(1)	—	3,903	—	3,903	3,902
Acquisition contingent consideration-Landmark at Andros Isles(3)	—	—	2,900	2,900	2,900
Warrants(4)	—	—	663	663	663
Series E preferred stock derivative(5)	—	—	1,400	1,400	1,400
Total liabilities at fair value	$—	$1,225,098	$11,079	$1,236,177	$1,195,840

(1)	The fair value is estimated using borrowing rates available to us for debt instruments with similar terms and maturities.

(2)
Other than the $500,000 unsecured note issued to Legacy Galleria, LLC in connection with an acquisition of a certain property, or the Legacy Unsecured Note, management estimates the fair value to be equal to the book value. The fair value of the Legacy Unsecured Note is based on a benchmark index from the limited partnership unit distributions dividend rate; therefore, we consider the fair value of the Legacy Unsecured Note to be equal to the carrying value. The Legacy Unsecured Note was paid in full on May 28, 2015.

(3)
The fair value is based on management’s inputs and assumptions relating primarily to certain net operating income over a four-year period for Landmark at Andros Isles. There is no longer any potential contingent earnout consideration available in connection with the acquisition of this property.

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

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The table below provides a reconciliation of the fair values of acquisition contingent consideration, warrant liability, and Series E Preferred Stock derivative measured on a recurring basis for which the company has designated as Level 3 (in thousands):

	Acquisition Consideration Contingencies	Warrants	Series E Preferred Stock Derivative	Total
Balance at December 31, 2014	$2,900	$663	$1,400	$4,963
Additions	—	—	—	—
Change due to liability realized	—	—	—	—
Settlement of financial instruments	(3,900)	—	—	(3,900)
Changes in fair value(1)	1,000	(663)	(1,400)	(1,063)
Balance at September 30, 2015	$—	$—	$—	$—

(1)
Reflected in change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration on the unaudited condensed consolidated statements of comprehensive operations for the nine months ended September 30, 2015. As of September 7, 2015, the derivative expired.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2015.

14.	Business Combinations
2015 Property Acquisitions
We did not complete any acquisitions during the nine months ended September 30, 2015.
2014 Property Acquisitions
For the nine months ended September 30, 2014, we completed the acquisition of 14 consolidated properties, including six properties held through consolidated joint ventures, adding a total of 5,099 apartment units to our property portfolio. The aggregate purchase price was approximately $406.4 million, plus closing costs and acquisition fees of $2.2 million, which are included in acquisition-related expenses in our accompanying unaudited condensed consolidated statements of comprehensive operations.

Results of operations for the property acquisitions are reflected in our accompanying unaudited condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2014 for the period subsequent to the acquisition dates. For the period from the acquisition dates through September 30, 2014, we recognized $31.8 million in revenues and $8.2 million in net loss for the newly-acquired properties.

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
In accordance with ASC Topic 805, we allocated the purchase price of the 14 properties to the fair value of assets acquired and liabilities assumed, including allocating to the intangibles associated with the in-place leases, above/below market leases and assumed debt. The purchase price accounting is final with no adjustments since December 31, 2014.
Pro Forma Financial Data (Unaudited)
Assuming the acquisitions of the 14 consolidated properties that were acquired in the nine months ended September 30, 2014 had occurred on January 1, 2013, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted, would have been as follows for the three and nine months ended September 30, 2014 (in thousands, except per share data):

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

15. Restructuring and Impairment Charges
In late 2014, our audit committee initiated an investigation into certain operational and financial matters and engaged outside advisors to assist it in connection with the investigation. Upon consideration of the work conducted in the audit committee’s investigation and other factors, our board, upon the recommendation of the audit committee, determined to negotiate and enter into separation agreements with three former executives. In conjunction with this, our board approved a shift in strategic direction of our company subsequent to the determination to enter into separation agreements with our three former executive officers. This shift is geared toward a focus on the long term equity capitalization of the company, an overall corporate expense reduction, and a reduction of our third party property management business. The plan is being accomplished via reassignment of internal operational duties, reduction in staff, elimination of a prior executive office, transferring of 11 of our 16 third party managed properties to affiliates of their owners (which occurred on April 1, 2015), changes in personnel, and the elimination of a focus on certain financing activities that were determined to not be in the best long term interests of our shareholders. During the nine months ended September 30, 2015, we sold our equity interest in two of our managed equity

LANDMARK APARTMENT TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

properties while two of our managed equity investment properties and one of our managed third party properties were sold by their owners and, since September 30, 2015, another one of our managed third party properties was sold by its owner and, therefore, we no longer manage all of those properties. Based on the reduction of future economic benefits, we determined that our goodwill should be further impaired.
During the year ended December 31, 2014, we recorded $8.0 million in charges directly attributable to these changes in restructuring and impairment charges in our consolidated statement of comprehensive operations. Of the $8.0 million in restructuring and impairment charges that we expensed, $2.0 million remained in accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2014. During the three and nine months ended September 30, 2015, we recorded $544,000 and $2.2 million of restructuring and impairment charges, respectively, in which $48,000 and $510,000, respectively, related to additional accounting and legal fees in conjunction with restructuring and the remainder related to an impairment of goodwill in our accompanying unaudited condensed consolidated statements of comprehensive operations. During the nine months ended September 30, 2015, we paid $611,000 for legal fees, $1,105,000 for severance and $357,000 of other accruals, leaving a remaining balance of $437,000 in accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheets as of September 30, 2015, which will be paid in full by February 2016.

16.	Subsequent Events
Agreement and Plan of Merger

On October 22, 2015, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, to be acquired by Monument Partners, L.L.C., a Delaware limited liability company, or the Parent, an affiliate of Starwood Capital Group, and Milestone Apartments Real Estate Investment Trust, a Canadian real estate investment trust, for a purchase price of $8.17 in cash per share of our common stock or OP unit, respectively, without interest, or the Merger Consideration.

Transaction Structure

The Merger Agreement, by and among us, our operating partnership, Parent, Monument REIT Merger Sub, L.P., or REIT Merger Sub, a Delaware limited partnership and wholly-owned subsidiary of Parent, and Monument Partnership Merger Sub, L.P., or Partnership Merger Sub, a Virginia limited partnership and a wholly-owned subsidiary of REIT Merger Sub, provides that:

•
Partnership Merger Sub will merge with and into our operating partnership, with our operating partnership surviving as an indirect wholly-owned subsidiary of Parent; this transaction is referred to herein as the Partnership Merger; and

•
following the Partnership Merger, we will merge with and into REIT Merger Sub, with REIT Merger Sub surviving as a direct wholly-owned subsidiary of Parent; this transaction is referred to herein as the REIT Merger and, together with the Partnership Merger, as the Mergers.

At the effective time of the Partnership Merger, or the Partnership Merger Effective Time, each OP unit issued and outstanding immediately prior to the Partnership Merger Effective Time (other than those held by us, Parent or an affiliate of Parent) will be converted into the right to receive an amount in cash equal to $8.17, without interest, referred to herein as the Partnership per Share Merger Consideration.

Merger Consideration

At the effective time of the REIT Merger, or the REIT Merger Effective Time, each share of our common stock issued and outstanding immediately prior to the REIT Merger Effective Time (other than those held by any wholly-owned subsidiary of us or Parent) will be converted into the right to receive an amount in cash equal to $8.17, without interest, referred to herein as the REIT Per Share Merger Consideration.

Redemption of Preferred Shares

At the closing of the Mergers, each share of our Series D Preferred Stock and our Series E Preferred Stock issued and outstanding immediately prior to the REIT Merger Effective Time will be redeemed by us for a redemption price as determined in accordance with the Articles Supplementary designating the terms of the Preferred Stock.

Treatment of Equity Awards

Immediately prior to the Partnership Merger Effective Time, all LTIP units of our operating partnership will be fully vested (whether or not then vested or subject to any performance condition or any condition related to the book-up of the capital account associated with the LTIP Units that has not been satisfied), and will be considered to be outstanding OP units and subject to the right to receive the Partnership Per Share Merger Consideration (less applicable withholding taxes) at the Partnership Merger Effective Time.

Immediately prior to the REIT Merger Effective Time, each restricted share of our common stock will be fully vested (whether or not then vested or subject to any performance condition that has not been satisfied), and all shares of our common stock represented thereby will be considered outstanding and subject to the right to receive the REIT Per Share Merger Consideration (less applicable withholding taxes) at the REIT Merger Effective Time.

Representations, Warranties and Covenants

The Merger Agreement contains certain customary representations, warranties and covenants, including, among others, covenants by us to conduct our business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between signing and closing of the Mergers and covenants prohibiting us and our subsidiaries and representatives, from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.

Closing Conditions

The consummation of the Mergers is subject to certain closing conditions, including, among others:

•	approval of the Partnership Merger and the Merger Agreement by the affirmative vote of the company, in our capacity as the general partner of our operating partnership;

•
approval of the REIT Merger and the Merger Agreement by the affirmative vote of a majority of our outstanding shares of common stock and preferred stock as of the record date for the special meeting of our stockholders, voting together as a single class;

•	the absence of a material adverse effect on either us or Parent; and

•	the receipt by Parent of a tax opinion relating to our REIT status.

The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, REIT Merger Sub or Partnership Merger Sub.

Termination Rights

The Merger Agreement contains certain termination rights for both us and Parent. Under specified circumstances, we are entitled to terminate the Merger Agreement to accept a superior business combination proposal. Upon termination of the Merger Agreement to enter into a superior business combination proposal, or under certain other specified circumstances, we will be required to pay Parent a termination fee of $20.0 million. In certain circumstances where the Merger Agreement has been terminated but we are not required to pay a termination fee, we will be required to reimburse Parent for up to $5.0 million of expenses incurred in connection with the transaction (although if the termination fee later becomes payable, amounts reimbursed by us will be credited against the termination fee payable). In connection with the termination of the Merger Agreement by us or Parent under certain specified circumstances, Parent will be required to pay the company a termination fee of $50.0 million.

Voting Agreements

Concurrently with the execution of the Merger Agreement, certain of the holders of our common stock, and all of our directors and officers who hold our common stock, collectively referred to herein as the Covered Stockholders, in their capacities as stockholders of the company, entered into voting agreements with Parent, or the Voting Agreements. Pursuant to their respective Voting Agreement, each of the Covered Stockholders, who collectively have the power to vote approximately 18.8% of the shares of our common stock outstanding as of October 19, 2015, has agreed to vote all shares of our common stock beneficially owned by it in favor of adoption of the Merger Agreement and against any alternative proposal or any other action that is reasonably likely to adversely affect or interfere with the consummation of the transactions contemplated by the Merger Agreement.

In addition, concurrently with the execution of the Merger Agreement, the holders of our preferred stock entered into voting agreements with Parent, or the Preferred Stockholder Voting Agreements. Pursuant to their respective Preferred Stock Voting Agreement, each of the holders of our preferred stock has agreed to vote its shares of preferred stock in favor of adoption of the Merger Agreement in proportion to the number of votes of our common stock voted in favor of adoption of the Merger Agreement and to vote against any alternative proposal or any other action that is reasonably likely to adversely affect or interfere with the consummation of the transactions contemplated by the Merger Agreement in proportion to the number of votes of our common stock voted against such proposals or actions. The holders of the preferred stock have also agreed not to (i) solicit, provide information or enter into discussions concerning proposals relating to alternative business combination transactions, or (ii) solicit proxies, recommend or advise others to vote against the adoption of the Merger Agreement or indicate support or approval for any alternative business combination transaction.

Tax Protection Waivers

Concurrently with the execution of the Merger Agreement, some of the limited partners of our operating partnership with tax protection agreements executed waivers of their tax protection rights in connection with, and conditioned upon, the consummation of the transactions contemplated by the Merger Agreement.

Redemption of OP Units
On November 5, 2015, the Company issued a total of 2,772,931 shares of its common stock to certain of our limited partners. The shares of common stock were issued in connection with such limited partners’ redemption of a total of 2,772,931 OP units.

Sale of Managed Third Party Property

On October 9,2015, one of our managed third party properties was sold by its owner and we no longer manage that property. In connection with the sale, a total of 13,906 restricted OP units previously issued to the ELRM Parties were forfeited and canceled.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Landmark Apartment Trust, Inc.

We have reviewed the condensed consolidated balance sheet of Landmark Apartment Trust, Inc. as of September 30, 2015, and the related condensed consolidated statements of comprehensive operations for the three and nine-month periods ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, and the condensed consolidated statement of equity for the nine-month period ended September 30, 2015. These financial statements are the responsibility of the Company's management.

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
November 6, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us,” “our company,” or “our” refers to Landmark Apartment Trust, Inc. and its subsidiaries, including Landmark Apartment Trust Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto and other financial information that are a part of this Quarterly Report on Form 10-Q. Such unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2015 and December 31, 2014, together with our results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014.
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
On March 7, 2013, we entered into a credit agreement, or the Credit Agreement, to obtain the Secured Credit Facility, in the original principal amount of $130.0 million, with Bank of America, N.A., as administrative agent, and Citibank, as syndicated agent, and the lenders and guarantors party thereto. Subject to certain terms and conditions set forth in the Credit

Agreement, we increased the potential original principal amount under the Secured Credit Facility by an additional $50.0 million, therefore, the maximum principal amount was $180.0 million during the year ended December 31, 2014. On March 24, 2015, the Secured Credit Facility was further amended to, among other things: (i) extend the maturity date to January 4, 2016, (ii) amend certain covenants including the consolidated funded indebtedness to total asset value ratio and the consolidated fixed charge coverage ratio, and (iii) waive existing events of default including failure to comply with the consolidated funded indebtedness to total asset value ratio for the quarter ended December 31, 2014. As of September 30, 2015, we had $156.9 million outstanding under the Secured Credit Facility and 13 of our properties were pledged as collateral. Although $14.1 million is currently available under the Secured Credit Facility, based on the maximum draw of $165.9 million during the year ended December 31, 2014, subject to compliance with applicable collateral requirements, we currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016.
On June 28, 2013, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS, shares of our Series D Preferred Stock. Holders of the Series D Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. On March 1, 2015, the cumulative cash distribution, which is payable in cash on the 15th of each month, increased from 8.75% to 11% per annum compounded monthly. The remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. At December 31, 2014, we had issued and outstanding a total of 20,976,300 shares of the Series D Preferred Stock. During the nine months ended September 30, 2015, we redeemed 13,348,015 shares of the Series D Preferred Stock using proceeds from the sales of apartment communities during 2014 and 2015, and proceeds from the refinancing of mortgage loan payables during the second and third quarter of 2015. As of September 30, 2015, we had 7,628,285 shares outstanding of our Series D Preferred Stock, at a price of $10.00 per share, for an aggregate of $76.3 million. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series D Preferred Stock outstanding, to the extent sufficient proceeds are raised. In addition, in connection with a change of control, the holders of the Series D Preferred Stock have the option to require that we redeem all of the shares outstanding.
On January 7, 2014, we entered into a series of definitive agreements pursuant to which we agreed to issue and sell for cash to iStar and BREDS shares of our Series E Preferred Stock. Holders of our Series E Preferred Stock are entitled to cumulative cash dividends of 14.47% per annum, compounded monthly. A portion of the cumulative cash distribution is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution increased from 9.25% to 11.25% per annum compounded monthly. At December 31, 2014 we had issued and outstanding a total of 7,400,000 shares of the Series E Preferred Stock. During the nine months ended September 30, 2015, we redeemed 4,708,898 shares of the Series E Preferred Stock using proceeds from the sales of apartment communities during 2014 and 2015, and proceeds from the refinancing of mortgage loan payables during the second and third quarter of 2015. As of September 30, 2015, we had 2,691,102 shares outstanding of Series E Preferred Stock, at a price of $10.00 per share, for an aggregate of $26.9 million. In the event of a public listing of our common stock, we would be obligated to redeem no less than 50% of the Series E Preferred Stock outstanding, to the extent sufficient proceeds are raised. In addition, in connection with a change of control, the holders of the Series E Preferred Stock have the option to require that we redeem all of the shares outstanding.
As of September 30, 2015, we consolidated 72 apartment communities, including six apartment communities held through consolidated joint ventures, with an aggregate of 21,796 apartment units, which had an aggregate gross carrying value of $1.7 billion. We refer to these apartment communities as our consolidated properties.
In addition to our consolidated properties, as of September 30, 2015, we managed and held minority interests in six managed equity investment properties, all of which are owned by the Timbercreek Fund, in which we own an indirect minority interest through our investment in Timbercreek Holding. Timbercreek Holding is a limited partner in the Timbercreek Fund. We refer to these six apartment communities as our managed equity investment properties which have an aggregate of 1,991 apartment units at September 30, 2015. As of September 30, 2015, we managed an additional four apartment communities, consisting of a total of 1,134 apartment units that are owned by one or more third parties, including certain entities affiliated with ELRH, which we refer to as our managed third party properties. Since September 30, 2015, one of these managed third party properties was sold and we no longer manage the property.
All of our consolidated and managed properties are managed by LATPM, LLC, or our property manager.

The table below shows the concentration of our consolidated, managed equity investment and managed third party properties as of September 30, 2015.

	Consolidated Properties		Managed Equity Investment Properties (1)		Managed Third Party Properties
State	Number of Properties	Number of Units	Number of Properties	Number of Units	Number of Properties	Number of Units
Texas
Dallas, TX	21	6,241	—	—	—	—
Austin, TX	3	974	—	—	—	—
San Antonio, TX	2	705	—	—	—	—
Houston, TX	2	602	—	—	—	—
Subtotal for Texas	28	8,522	—	—	—	—
Florida
Tampa Bay, FL	4	1,342	—	—	—	—
Orlando, FL (2)	4	1,434	1	296	1	252
Melbourne, FL	2	436	—	—	—	—
Jacksonville, FL	3	870	1	232	3	882
Daytona Beach, FL	2	593	—	—	—	—
Subtotal for Florida	15	4,675	2	528	4	1,134
North Carolina
Charlotte, NC	9	2,411	—	—	—	—
Raleigh, NC	3	969	3	1,038	—	—
Greensboro, NC	1	240	—	—	—	—
Subtotal for North Carolina	13	3,620	3	1,038	—	—
Alabama
Birmingham, AL	1	240	—	—	—	—
Subtotal for Alabama	1	240	—	—	—	—
Georgia
Atlanta, GA	7	2,549	—	—	—	—
Subtotal for Georgia	7	2,549	—	—	—	—
Tennessee
Nashville, TN	3	1,000	—	—	—	—
Subtotal for Tennessee	3	1,000	—	—	—	—
Virginia
Portsmouth, VA	2	394	—	—	—	—
Charlottesville, VA	—	—	1	425	—	—
Subtotal for Virginia	2	394	1	425	—	—
South Carolina
Columbia, SC	3	796	—	—	—	—
Subtotal for South Carolina	3	796	—	—	—	—
Total Properties	72	21,796	6	1,991	4	1,134

(1)
The company issued 613,497 shares of common stock in the fourth quarter of 2013, equal to a valuation of $5.0 million, to acquire a minority equity interest referred to as Class A Units in the Timbercreek Fund, which, as of September 30, 2015, indirectly owned 100% of six properties, each of which is managed by our property manager.

(2)	The owner of the managed third party property sold the property subsequent to September 30, 2015 and we no longer manage such property.

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
Management Fee Income
The amount of management fee income generated by our property manager depends on our ability to maintain and increase the property management contracts with the third parties and increase the property management fees if possible. If we purchase one of our managed properties from a third party, then management fee income would decrease but would be offset by any rental income received. The amount of management fee income generated by our property manager also depends on our third parties’ ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from available lease terminations at the then-existing market rental rates. Negative trends in one or more of these factors, as well as a negative trend in overall market rental rates, could adversely affect our management fee income in future periods. Since January 1, 2015, (i) the owners transferred property management obligations with respect to, or sold, 13 of the 16 managed third party properties that we managed as of December 31, 2014, and (ii) four of our managed equity investment properties were sold and thus we no longer manage such properties. Due to these factors, we expect our management fee income and related expenses in future years to decrease.

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
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution equal to 9.25% per annum is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution increased from 9.25% to 11.25% per annum compounded monthly.
Proposed Acquisition by Monument Partners, L.L.C.
On October 22, 2015, we entered into the Merger Agreement to be acquired by Parent, an affiliate of Starwood Capital Group, and Milestone Apartments Real Estate Investment Trust, a Canadian real estate investment trust, for a Merger Consideration of $8.17 in cash per share of our common stock or OP unit, respectively, without interest. The Mergers are expected to close in the first quarter of 2016.
The Merger Agreement, by and among us, our operating partnership, Parent, REIT Merger Sub and Partnership Merger Sub provides that:

•	Partnership Merger Sub will merge with and into our operating partnership, with our operating partnership surviving as an indirect wholly-owned subsidiary of Parent; and

•	following the Partnership Merger, we will merge with and into REIT Merger Sub, with REIT Merger Sub surviving as a direct wholly-owned subsidiary of Parent.
At the Partnership Merger Effective Time, each OP unit issued and outstanding immediately prior to the Partnership Merger Effective Time (other than those held by us, Parent or an affiliate of Parent) will be converted into the right to receive an amount in cash equal to $8.17, without interest, referred to herein as the Partnership Per Share Merger Consideration.
The consummation of the Mergers is subject to certain closing conditions, including, among others:

•	approval of the Partnership Merger and the Merger Agreement by the affirmative vote of the company, in our capacity as the general partner of our operating partnership;

•
approval of the REIT Merger and the Merger Agreement by the affirmative vote of a majority of the outstanding shares of our common stock and preferred stock as of the record date for the special meeting of our stockholders, voting together as a single class;

•	the absence of a material adverse effect on either us or Parent; and

•	the receipt by Parent of a tax opinion relating to our REIT status.
The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, REIT Merger Sub or Partnership Merger Sub.
The Merger Agreement contains certain termination rights for both us and Parent. Under specified circumstances, we are entitled to terminate the Merger Agreement to accept a superior business combination proposal. Upon termination of the Merger Agreement to enter into a superior business combination proposal, or under certain other specified circumstances, we will be required to pay Parent a termination fee of $20.0 million. In certain circumstances where the Merger Agreement has been terminated but we are not required to pay a termination fee, we will be required to reimburse Parent for up to $5.0 million of expenses incurred in connection with the transaction (although if the termination fee later becomes payable, amounts reimbursed by us will be credited against the termination fee payable). In connection with the termination of the Merger Agreement by us or Parent under certain specified circumstances, Parent will be required to pay us a termination fee of $50.0 million.
Results of Operations
Our continuing operating results are primarily comprised of income derived from our portfolio of properties and, to a lesser degree, from our income derived by our property manager in connection with management services performed for properties owned by affiliated third parties.
Changes in our rental revenue and rental expenses were related to our operating properties and are primarily due to the change in the total number of our consolidated properties owned and the performance of our same store properties and non-mature properties in the portfolio (as defined below). Rental revenue includes rental income and other property revenues, which consist primarily of utility re-billings as well as administrative, application and other fees charged to residents, including amounts recorded in connection with early lease terminations. As of September 30, 2015, we consolidated 72 properties, including six properties held through consolidated joint ventures. As of September 30, 2014, we consolidated a total of 78 properties, including seven properties held through consolidated joint ventures.
Our recent operating strategy has included purchasing slightly older properties with lower rental rates and renovating them, in an effort to give us the ability to begin to raise rates at a faster pace than the overall market. In addition, we also believe that the economic and demographic characteristics of the geographic locations in which we own properties are favorable for increasing rental rates in the near term. This strategy allows us to offer housing in our growth-oriented markets to more qualified renters within our markets. Although these newly-acquired properties may be older than typical properties, we believe they are well located and maintained and simply allow us to broaden our base of potential renters over a broader income demographic spectrum within our identified target markets.
The following table presents the average occupancy and the average monthly income per occupied unit for our consolidated properties, for the three and nine months ended September 30, in each respective year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average Occupancy %	95.6%	93.5%	95.4%	94.2%
Average Revenue per Occupied Unit (1)	$982	$910	$960	$882

(1) Average revenue per occupied unit is calculated by taking the total revenue for the quarter or nine months divided by the number of months in the period, multiplied by the average occupancy during the same time period.

The following tables present the rental revenue, rental expenses and net operating income, or NOI, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Rental revenues:
Same store properties	$48,037	$44,120	$3,917	8.9%
Non-mature properties	13,920	17,388	(3,468)	(19.9)%
Total rental revenues	$61,957	$61,508	$449	0.7%

Rental expenses:
Same store properties	$22,063	$20,400	$1,663	8.2%
Non-mature properties	8,076	8,394	(318)	(3.8)%
Total rental expenses	30,139	28,794	1,345	4.7%
NOI	$31,818	$32,714	$(896)	(2.7)%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Rental revenues:
Same store properties	$140,596	$129,501	$11,095	8.6%
Non-mature properties	47,052	51,549	(4,497)	(8.7)%
Total rental revenues	$187,648	$181,050	$6,598	3.6%

Rental expenses:
Same store properties	$62,651	$58,909	$3,742	6.4%
Non-mature properties	24,089	24,564	(475)	(1.9)%
Total rental expenses	86,740	83,473	3,267	3.9%
NOI	$100,908	$97,577	$3,331	3.4%

Same Store Properties
Our same store properties represent 59 of our consolidated properties that were either acquired or leased prior to January 1, 2014 and held on September 30, 2015.
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Same store property NOI increased $2.3 million, or 9.5%, for the three months ended September 30, 2015 as compared to 2014. Same store rental revenues increased by $3.9 million, or 8.9%, for the three months ended September 30, 2015 as compared to 2014 driven by an increase in market rental rates and an increase in the average occupancy rate during the time period. Same store rental expenses increased by $1.7 million, or a lesser percent of 8.2%, for the three months ended September 30, 2015 as compared to 2014. Rental expenses as a percentage of rental revenue decreased from 46.2% for the three months ended September 30, 2014 to 45.9% for the three months ended September 30, 2015 due primarily to cost savings in our advertising and leasing expense and improved bad debt collection.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Same store property NOI increased $7.4 million, or 10.4%, for the nine months ended September 30, 2015 as compared to 2014. Same store rental revenues increased by $11.1 million, or 8.6%, for the nine months ended September 30, 2015 as compared to 2014. The increase in rental revenues was driven by an increase in market rental rates and an increase in the average occupancy percent for the time period. Same store rental expenses increased by $3.7 million, or a lesser percent of

6.4%, for the nine months ended September 30, 2015 as compared to 2014. Rental expenses as a percentage of rental revenue decreased from 45.5% for the nine months ended September 30, 2014 to 44.6% for the nine months ended September 30, 2015 due primarily to cost savings in our advertising and leasing expense and improved bad debt collection.
Non-Mature Properties
Our non-mature properties consist of our consolidated properties that do not meet the criteria to be included in same store properties, which includes our newly-acquired properties and/or properties that were sold during the reporting period.
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Our non-mature property rental revenues decreased by $3.5 million, or 19.9%, for the three months ended September 30, 2015 as compared to 2014. Our non-mature property rental expenses decreased by $318,000, or 3.8%, for the three months ended September 30, 2015 as compared to 2014. Our decreases in rental revenues and rental expenses are primarily driven by the timing of the fluctuation in the number of properties we acquired or disposed of during those periods. The majority of our current consolidated portfolio had been acquired by January 1, 2014 and was therefore included in our same store sales.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Our non-mature property revenues decreased by $4.5 million, or 8.7%, for the nine months ended September 30, 2015 as compared to 2014. Our non-mature property rental expenses decreased by $475,000, or 1.9%, for the nine months ended September 30, 2015 as compared to 2014. Our decreases in rental revenues and rental expenses are primarily driven by the timing of the fluctuation in the number of properties we acquired or disposed of during those periods.
Management Fee Income
For the three months ended September 30, 2015 and 2014, our management fee income was $493,000 and $917,000, respectively, and for the nine months ended September 30, 2015 and 2014, our management fee income was $2.0 million and $3.2 million, respectively. We provide property management services for affiliated and non-affiliated third party property owners. During the nine months ended September 30, 2015, (i) the owners transferred property management obligations with respect to, or sold, 12 of the 16 managed third party properties that we managed as of December 31, 2014, and (ii) four of our managed equity investment properties were sold and thus we no longer manage such properties. In addition, one managed third party property was sold by its owner subsequent to September 30, 2015 and we no longer manage the property. Due to these factors, we expect our management fee income in future years to decrease.
Reimbursed Income/Expense
For the three months ended September 30, 2015 and 2014, reimbursed income and expense was $1.5 million and $3.8 million, respectively, and for the nine months ended September 30, 2015 and 2014, reimbursed income and expense was $6.4 million and $9.8 million, respectively. Our property manager served as a property manager for 10 and 26 properties owned by third parties, including certain affiliates, as of September 30, 2015 and 2014, respectively. Reimbursed expense represents the salaries and benefits for the management of such properties and the property insurance of such properties reimbursed to us by the affiliated and unaffiliated third parties. The actual reimbursement is recorded as reimbursed income. As noted above, during the nine months ended September 30, 2015, (i) the third party property owners transferred property management obligations with respect to, or sold, 12 of the 16 managed third party properties that we managed, and (ii) four of our managed equity investment properties were sold and thus we no longer manage such properties, which has resulted in a further decrease in reimbursed income and reimbursed expense. One additional managed third party property was sold by its owner subsequent to September 30, 2015 and we no longer manage the property.

General, Administrative and Other Expense
For the three months ended September 30, 2015 and 2014, general, administrative and other expense was $6.5 million and $6.4 million, respectively, and for the nine months ended September 30, 2015 and 2014, general, administrative and other expense was $17.9 million and $18.2 million, respectively. General, administrative and other expense consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recurring expense	$2,330	$3,332	$7,087	$7,758
Non-recurring / discretionary expense	1,756	1,177	3,915	3,696
Property management expense - consolidated properties	1,260	1,251	3,910	3,634
Property management expense - managed properties	1,117	685	3,036	3,126
Total general, administrative and other expense	$6,463	$6,445	$17,948	$18,214
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
General, administrative and other expense were relatively unchanged for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, general, administrative and other expense had a slight decrease of $266,000 which was primarily due to a decrease in consulting expenses.
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration
The change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration is due to our financial instruments, which includes acquisition contingent consideration for the ELRM Transaction, warrants, Series D Preferred Stock derivative, Series E Preferred Stock derivative, and acquisition contingent consideration for Landmark at Andros Isles. For the three and nine months ended September 30, 2015, we had decreases in the fair value of our financial instruments of $451,000 and $1.1 million, respectively, primarily due to the decrease in our warrants and Series E Preferred Stock derivative due to the expected timing and probability of triggering events which was offset by an increase in the acquisition contingent consideration for Landmark at Andros Isles recognized in the second quarter of 2015, which has been fully settled.
For the three and nine months ended September 30, 2014, we had decreases in the fair value of our financial instruments of $4.7 million and $15.9 million, respectively, primarily due to the expected timing of triggering events.
Acquisition-Related Expenses
For the three and nine months ended September 30, 2015, we recorded a reduction of $(10,000) for a refund of previous fees paid and an expense of $88,000 related to the termination of a potential transaction, respectively. For the three and nine months ended September 30, 2014, we incurred $200,000 and $2.2 million, respectively, of acquisition-related expenses associated with the 14 properties (including six properties we purchased through consolidated joint ventures) purchased during the period.
Depreciation and Amortization
For the three months ended September 30, 2015 and 2014, depreciation and amortization was $16.4 million and $18.7 million, respectively, and for the nine months ended September 30, 2015 and 2014, depreciation and amortization was $50.8 million and $74.3 million, respectively.
For the three and nine months ended September 30, 2015, depreciation and amortization decreased by $2.3 million and $23.5 million, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to in-place leases becoming fully amortized.

Write-off of Deferred Initial Public Offering Costs
For the three and nine months ended September 30, 2015, we wrote-off $4.8 million of deferred IPO costs that were incurred and initially deferred related to the costs of the company preparing for an IPO. Since we have determined at this time not to proceed with an IPO, these costs have been expensed in our unaudited condensed consolidated statements of comprehensive operations.
Restructuring and Impairment Charges
For the three and nine months ended September 30, 2015, restructuring and impairment charges were $544,000 and $2.2 million, respectively, primarily related to the impairment of goodwill of $1.7 million due to the reduction of future economic benefits related to four of our managed equity investment properties being sold and one of our managed third party properties being sold by its owners. The remainder includes additional accounting and legal fees incurred during those periods related to the restructuring. We did not incur restructuring and impairment charges during the three and nine months ended September 30, 2014.
Interest Expense, Net
For the three months ended September 30, 2015 and 2014, interest expense, net was $15.7 million and $15.6 million, respectively, and for the nine months ended September 30, 2015 and 2014, interest expense, net was $46.4 million and $47.2 million, respectively.
The increase in interest expense, net of $101,000 for the three months ended September 30, 2015, as compared to 2014, is primarily due to the addition of 13 new interest rate cap agreements during the second and third quarter of 2015 in connection with mortgage refinancings and fully amortizing above and below market debt in the prior year, partially offset by the reduction of the interest on the mortgage loans associated with the dispositions of properties during that time period. The decrease of $760,000 for the nine months ended September 30, 2015 as compared to 2014, was primarily due to the reduction of the interest on the mortgage loans associated with the dispositions of five consolidated properties during the nine months ended September 30, 2015, partially offset by an increase in interest related to the secured credit facility and the revolving line of credit due to increased borrowings for those time periods.
Preferred Dividends Classified as Interest Expense
For the three months ended September 30, 2015 and 2014, preferred dividends classified as interest expense was $6.6 million and $10.9 million, respectively, and for the nine months ended September 30, 2015 and 2014, preferred dividends classified as interest expense was $27.9 million and $31.3 million, respectively.
The decrease in preferred dividends classified as interest expense of $4.3 million and $3.4 million for the three and nine months ended September 30, 2015, respectively, as compared to three and nine months ended September 30, 2014, respectively, is due to the partial redemptions of the Series D Preferred Stock and the Series E Preferred Stock during such time periods.
(Loss)/Gain on Sale of Operating Properties
During the nine months ended September 30, 2015, we sold five consolidated properties, Avondale by the Lakes on March 5, 2015, Landmark at Savoy Square on March 26, 2015, Courtyards on the River on April 30, 2015, Landmark at Magnolia Glen on May 28, 2015, and Landmark at Deerfield Glen on August 27, 2015, for a combined sales price of $135.3 million. During the three months ended September 30, 2015, we recorded a loss on the sale of Landmark at Deerfield Glen property of $1.6 million, and during the nine months ended September 30, 2015, our net gain on the sale of the consolidated properties was $4.2 million, which included an expense of $1.7 million for a tax penalty incurred during the first quarter of 2015 for a prior year disposition.
We sold three consolidated properties and recognized a gain on sale of operating properties of $487,000 and $7.5 million, respectively, for the three and nine months ended September 30, 2014.
Income/(Loss) and Gain on Sale from Unconsolidated Entities
During the three and nine months ended September 30, 2015, we recognized income from unconsolidated entities of $25,000 and $3.1 million, respectively, related to our non-controlling interest in two joint ventures, which owned two managed equity investment properties and the activity related to the Timbercreek Fund. On June 24, 2015, we sold our 20% equity interest in the two joint ventures and recognized a gain on the sale of such unconsolidated entities of $3.0 million. During the three and nine months ended September 30, 2014, we recognized income/(loss) of $38,000 and $(1.1) million, respectively, related to our non-controlling interest in two joint ventures, which owned two managed equity investment properties and the activity related to the Timbercreek Fund. The increase in income for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was primarily due to intangible assets being fully amortized in 2014 and the equity investment dispositions.
Loss on Debt and Preferred Stock Extinguishment
During the three and nine months ended September 30, 2015, we recognized a loss on debt and preferred stock extinguishment of $15.3 million and $20.0 million, respectively. For the three months ended September 30, 2015, in connection with the disposition of one consolidated property, we recorded $305,000 of loss for the write-off of the unamortized portions of deferred financing costs and above/below market debt and $1.4 million of expense due to the prepayment premiums paid and the write-off of the unamortized portions of deferred financing costs in connection with the Series D Preferred Stock and Series E Preferred Stock partial redemptions. In addition, we paid a yield maintenance prepayment penalty and wrote-off the unamortized portions of deferred financing costs and above/below market debt related to our mortgage refinancings of $13.7 million.
For the nine months ended September 30, 2015, in connection with the dispositions of five consolidated properties, we recorded $1.3 million in a yield maintenance prepayment penalty and the write-off of the unamortized portions of deferred financing costs and above/below market debt and $2.8 million due to the prepayment premiums paid and the write-off of unamortized portions of deferred financing costs in connection with the Series D Preferred Stock and Series E Preferred Stock redemptions. In addition, we paid a yield maintenance prepayment penalty and the write-off of the unamortized portions of deferred financing costs and above/below market debt related to mortgage refinancings of $15.9 million.
We incurred no loss on debt and preferred stock extinguishment in the three and nine months ended September 30, 2014.
Income Tax (Expense)/Benefit
Due to the history of losses incurred by our property manager, it is expected that any future net deferred tax assets will be offset by a valuation allowance until such time, if ever, that the property manager establishes a pattern of profitability. In the quarter ended June 30, 2014, we determined that it is more likely than not that the deferred tax assets will not be realized due to losses incurred by the property manager and recorded a valuation allowance on its deferred tax assets. Accordingly, an income tax expense of $388,000 and $165,000 was recognized for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, an income tax expense of $99,000 and $396,000, respectively, was recognized, which was all related to state income tax expense.
Liquidity and Capital Resources
Generally, our sources of funds will primarily include cash generated from operations, additional borrowings, refinancing existing loans and the issuance of equity securities. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months. Due to the significant debt maturities coming due in the next 12 months, we are exploring opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. If we are unable to refinance such existing debt or otherwise raise new funds to replace such existing capital resources, or if we are unable to do so on favorable terms, such inability could have a materially adverse effect upon us.
We are dependent upon our income from operations and other sources of funding, as noted above, to provide capital required to meet our principal demands for funds, including operating expenses, principal and interest due on our outstanding indebtedness and preferred shares outstanding, and distributions to our stockholders and OP unit holders. We estimate that we will require approximately $43.0 million to pay interest and $232.1 million to pay principal on our outstanding indebtedness, including the maturing Secured Credit Facility (see discussion below on extension of the Secured Credit Facility), the revolving line of credit, and unsecured indebtedness in the next 12 months, based on rates in effect as of September 30, 2015.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including certain financial covenants, such as leverage and liquidity tests, and financial reporting requirements. See “– Financing” below.
As of September 30, 2015, we had $156.9 million outstanding under the Secured Credit Facility. As of September 30, 2015, $14.1 million is currently available under the Secured Credit Facility, which is subject to compliance with applicable collateral requirements. We currently do not expect to borrow any additional amounts prior to its maturity on January 4, 2016. As amended, the Secured Credit Facility includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed, as of the end of any quarter, 75% of total asset value and (ii) a consolidated fixed charge coverage ratio, which, as of the end of any quarter shall not be less than 1.05:1.00. As of

September 30, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants until maturity. We have 13 of our properties pledged as collateral and as of September 30, 2015, our annual interest rate was 3.44%, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%.
On January 22, 2014, we entered into an agreement with Bank Hapoalim to extend to us a revolving line of credit in the aggregate principal amount of up to $10.0 million to be used for working capital and general corporate uses which matures on January 4, 2016. The revolving line of credit includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) an FFO covenant, which requires the company to achieve FFO of at least $1.00 in each fiscal year. As of September 30, 2015, we were in compliance with all such requirements. We expect to remain in compliance with all covenants until maturity. We have pledged $1.5 million in cash and equity interest in certain of our subsidiaries as collateral. As of September 30, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of September 30, 2015, our annual interest rate was 3.44%.
As of September 30, 2015, we were in compliance with all covenants and ratios on our outstanding indebtedness. We expect to remain in compliance with all covenants for the next 12 months. If we are unable to obtain financing in the future, it may have a material effect on our financial condition, operating results, liquidity and capital resources and/or our ability to continue making dividend payments to our stockholders and OP unit holders.
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
As of December 31, 2014, we had issued and outstanding an aggregate of 20,976,300 in shares of our Series D Preferred Stock to iStar and BREDS for an aggregate amount of $209.8 million. During the nine months ended September 30, 2015, we redeemed 13,348,015 shares of the Series D Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using funds from property sales and mortgage refinancings. Subsequent to the partial redemptions and as of September 30, 2015, 7,628,285 shares of the Series D Preferred Stock remained outstanding for an aggregate of $76.3 million.
In the event of a public listing of our common stock, we are obligated to redeem no less than 50% of the Series D Preferred Stock outstanding, to the extent sufficient capital is raised. Series D Preferred Stock dividends are recorded as preferred dividends classified as interest expense in the unaudited condensed consolidated statements of comprehensive operations and for the three and nine months ended September 30, 2015, we incurred $5.0 million and $20.8 million, respectively, related to the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly resulting in an increase to our cash interest paid.
As of December 31, 2014, we had issued and outstanding an aggregate of 7,400,000 shares of our Series E Preferred Stock to iStar and BREDS for an aggregate amount of $74.0 million. During the nine months ended September 30, 2015 we redeemed 4,708,898 shares of the Series E Preferred Stock and paid all accrued interest related to those shares to iStar and BREDS, using funds from property sales and mortgage refinancings. Subsequent to the partial redemptions and as of September 30, 2015, 2,691,102 shares of our Series E Preferred Stock remained outstanding for an aggregate of $26.9 million.
In the event of a public listing of our common stock prior, we are obligated to redeem no less than 50% of the Series E Preferred Stock outstanding, to the extent sufficient capital is raised. Series E Preferred Stock dividends are recorded as preferred dividends classified as interest expense in our unaudited condensed consolidated statements of comprehensive operations. For the three and nine months ended September 30, 2015, we incurred preferred dividends classified as interest expense of $1.6 million and $7.1 million, respectively, related to our Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution increased from 9.25% to 11.25% per annum compounded monthly resulting in an increase to our cash interest paid.

Also, pursuant to the protective provisions of the Series D Preferred Stock and Series E Preferred Stock agreements, we may not, without the prior written consent of iStar and BREDS, take certain corporate actions, including, but not limited to, amending our charter or bylaws or entering into material contracts. In addition, under the terms of the Series D Preferred Stock and Series E Preferred Stock agreements, we are required to use any proceeds from a capital transaction, defined to include among other things, the sale of our properties or other investments or loan refinancings, to redeem all or a portion of the Series D Preferred Stock and Series E Preferred Stock. Also, in connection with a change of control, the holders of the Series D Preferred Stock have the option to require that we redeem all of the shares outstanding.
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
As of September 30, 2015, we estimated that our expenditures for capital improvements will require approximately $6.6 million for the remainder of the year. As of September 30, 2015, we had $4.2 million of restricted cash in loan impounds and reserve accounts for such capital expenditures and are required by the majority of our debt agreements to continue to add amounts to our loan impounds and reserve accounts on a monthly basis. Any capital expenditures in excess of amounts in our loan impounds and reserve accounts will be paid with net cash from operations, third party capital, or we may choose to not proceed with certain non-mandatory projects. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms or at all to fund such expenditures.
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
Cash Flows
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2015 were $9.4 million, compared to cash flows provided by operating activities of $16.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, cash flows provided by operating activities primarily related to the operations of our 72 consolidated properties during such period, which was partially offset by a decrease in operating liabilities of $4.5 million. For the nine months ended September 30, 2014, cash flow from operations primarily related to the operations of our 78 consolidated properties.
Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2015 were $70.9 million compared to cash flows used in investing activities for the nine months ended September 30, 2014 of $127.8 million.
For the nine months ended September 30, 2015, cash flows provided by investing activities related to proceeds from the sale of five consolidated properties of $66.3 million, the return of investment from our unconsolidated entities of $9.4 million, and the change in restricted cash for capital replacement reserves of $4.7 million, offset by capital expenditures of $9.5 million.
For the nine months ended September 30, 2014, cash flows used in investing activities related to the acquisition of our properties of $131.0 million and capital expenditures of $22.4 million, partially offset by proceeds from the sale of operating properties of $17.5 million, the change in deposits on real estate acquisitions of $2.5 million and the change in restricted cash for capital replacement reserves of $4.9 million.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2015 were $75.0 million, compared to cash flows provided by financing activities of $111.4 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, cash flows used in financing activities related primarily to $435.0 million of payments on our mortgage loan payables, $180.6 million of payments to redeem preferred stock, payments of deferred financing costs of $11.4 million, payments of prepayment premiums of $18.7 million, the repurchase of OP units in the amount of $11.8 million, distributions paid to our common stockholders, OP unit holders, LTIP holders and non-controlling interest partners in the aggregate amount of $15.7 million, principal payments on our unsecured notes payable to affiliates of $5.5 million, the settlement of acquisition contingent consideration of $2.9 million, and principal payments on the Secured Credit Facility of $2.3 million, partially offset by proceeds from mortgage loan payables of $602.9 million and proceeds from the revolving line of credit of $6.0 million.
For the nine months ended September 30, 2014, cash flows provided by financing activities related primarily to the proceeds from the issuance of redeemable preferred stock of $74.0 million, proceeds from mortgage loan payables of $41.1 million, borrowings on the Secured Credit Facility of $19.2 million and net proceeds from the revolving line of credit of $3.9 million. This was offset by $8.7 million of payments on our mortgage loan payables, payments for deferred financing costs of $3.2 million, and distributions to our common stockholders OP unit holders, LTIP holders and non-controlling interest partners in the aggregate amount of $14.7 million.
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
For the nine months ended September 30, 2015, we paid aggregate distributions of $5.8 million ($4.8 million in cash and $1.0 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $9.4 million. For the nine months ended September 30, 2014, we paid aggregate distributions of $5.7 million ($4.2 million in cash and $1.5 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cash flows provided by operating activities of $16.7 million. From our inception through September 30, 2015, we paid cumulative distributions of approximately $65.9 million ($42.5 million in cash and $23.4 million of which was reinvested in shares of our common stock pursuant to the DRIP), as compared to cumulative cash flows provided by operating activities of $46.8 million. The cumulative distributions paid in excess of our cash flows provided by operating activities were paid primarily from net proceeds from our public offerings of common stock. Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders.
OP Units
The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We, as the general partner of our operating partnership, will determine the amounts of such distributions in our sole discretion. For the nine months ended September 30, 2015, we paid aggregate distributions of $9.2 million in cash to holders of OP units in our operating partnership. For the nine months ended September 30, 2014, we paid aggregate distributions of $9.0 million ($8.7 million in cash and $244,000 of which was reinvested in OP units) to holders of OP units in our operating partnership. Distributions accrue at month-end and are payable monthly in arrears. OP unit distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. The distribution rights of the holders of OP units in our operating partnership are subject to the rights, preferences and priorities with respect to distributions to holders of preferred partnership units.
LTIP Units
The LTIP Units rank pari passu with the OP units as to the payment of distributions. For the nine months ended September 30, 2015 and 2014, we paid aggregate distributions of $199,000 and $173,000, respectively, to holders of our LTIP Units. Distributions were paid at a rate of $0.025 per unit, which is equal to the distribution rate paid to the common stockholders. Distributions accrue at month-end and are payable monthly in arrears.
Preferred Stock
Holders of shares of our Series D Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series D Preferred Stock. On March 1, 2015, the cumulative cash distribution increased from 8.75% to 11% per annum compounded monthly. For the nine months ended September 30, 2015 and 2014, we paid $28.1 million and $14.0 million, respectively, to holders of the Series D Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series D Preferred Stock as of September 30, 2015 and December 31, 2014, were approximately $9.0 million and $16.3 million, respectively.
Holders of shares of our Series E Preferred Stock are entitled to cumulative distributions of 14.47% per annum based upon a $10.00 per share value. A portion of the cumulative cash distribution is payable in cash on the 15th day of each month while the remaining amount is accrued and must be paid prior to the redemption of the Series E Preferred Stock. On October 1, 2015, the cumulative cash distribution increased from 9.25% to 11.25% per annum compounded monthly. For the nine months ended September 30, 2015 and 2014, we paid $7.5 million and $6.0 million, respectively, in distributions to holders of the Series E Preferred Stock. The aggregate accumulated distributions accrued but not paid to holders of the Series E Preferred Stock as of September 30, 2015 and December 31, 2014 were approximately $2.2 million and $2.6 million, respectively.
The Series D Preferred Stock and Series E Preferred Stock rank senior to our common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our company.
Sources of Distributions
For the nine months ended September 30, 2015 and 2014, we paid aggregate common stock distributions of $5.8 million and $5.7 million, respectively, which were paid 100% from cash flows for such periods. For the nine months ended September 30, 2015 and 2014, our FFO was $(17.7) million and $15.5 million, respectively, while our FFO as adjusted, was $12.9 million and $3.4 million, respectively. Therefore, our management believes our current common stock distribution policy is sustainable at this time. From our inception through September 30, 2015, we paid cumulative common stock distributions of $65.9 million. We paid $40.3 million of our cumulative aggregate common stock distributions, or 61.2%, from cash flows, and $25.6 million, or 38.8%, from proceeds from our public offerings of common stock. The payment of common stock distributions from sources other than cash flow provided by operating activities reduces the amount of proceeds available for investment and operations and may cause us to incur additional interest expense as a result of borrowed funds, if applicable. For a further discussion of FFO and FFO as adjusted, including a reconciliation of FFO and FFO as adjusted to net loss, see FFO and FFO as adjusted below.

Financing
Management reviews our aggregate borrowings, both secured and unsecured, at least quarterly to ensure that such borrowings are reasonable in relation to the combined fair market value of all of our real estate and real estate-related investments. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. We compute our leverage at least quarterly on a consistently-applied basis. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of September 30, 2015, our aggregate borrowings, excluding the Series D Preferred Stock and Series E Preferred Stock, were 65.4% of the combined fair market value of all of our real estate and real estate-related investments.

Our Secured Credit Facility contains representations, warranties, covenants, terms and conditions customary for transactions of this type, including a maximum leverage ratio and a minimum fixed charge coverage ratio, financial reporting requirements, limitations on liens, incurrence of debt, investments, mergers and asset dispositions, affirmative and negative covenants including covenants to preserve corporate existence and comply with laws, covenants on the use of proceeds of the Secured Credit Facility and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Secured Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Secured Credit Facility being terminated and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. As of September 30, 2015, we had $156.9 million outstanding under the Secured Credit Facility, which matures on January 4, 2016 and includes certain financial covenants, including a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of each quarter, 75% of total asset value and a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00. As of September 30, 2015, $14.1 million is currently available under our Secured Credit Facility, which is subject to compliance with applicable collateral requirements. We currently do not expect to borrow any additional amounts prior to its maturity date on January 4, 2016.
Our revolving line of credit matures January 4, 2016 and includes certain financial covenants, including (i) a consolidated leverage ratio which requires that consolidated funded indebtedness may not exceed as of the end of any quarter, 75% of total asset value, (ii) a consolidated fixed charge coverage ratio, which as of the end of any quarter shall not be less than 1.05:1.00 and (iii) a FFO covenant which requires the company to achieve FFO of at least $1.00 in each fiscal year. As of September 30, 2015, we had $9.9 million outstanding under the revolving line of credit, leaving $100,000 available to be drawn, with an annual interest rate of 3.44%.
Mortgage loan payables were $1.119 billion ($1.116 billion, excluding premium) as of September 30, 2015. As of September 30, 2015, we had 40 fixed rate and 18 variable rate mortgage loans with effective interest rates ranging from 1.80% to 6.58% per annum and a weighted average effective interest rate of 3.78% per annum.
Between May 2013 and October 2014, as part of the earnout consideration in connection with the ELRM Transaction, we issued to ELRH II unsecured promissory notes in the aggregate principal amount of $616,000. The unsecured notes payable to affiliates matures on the earliest of the fifth anniversary from the applicable date of issuance or the date of our company’s initial public offering on a national securities exchange. Simple interest is payable monthly or can be accrued until maturity at an annual rate of 3.00% at our option.
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
Debt Service Requirements
One of our principal liquidity needs is the payment of interest and principal on our outstanding indebtedness. We estimate that we will require approximately $43.0 million to pay interest and $232.1 million to pay principal on our outstanding mortgages, including the maturing Secured Credit Facility, and unsecured indebtedness in the next 12 months, based on rates in effect as of September 30, 2015. We plan to investigate opportunities to extend, refinance or raise funds to repay each of these instruments prior to their respective maturities. As of September 30, 2015, we had 58 mortgage loan payables outstanding in the aggregate principal amount of $1.119 billion ($1.116 billion, excluding premium). As of September 30, 2015, we had $616,000 outstanding under our unsecured notes payable to affiliates, $156.9 million outstanding under our Secured Credit Facility and $9.9 million outstanding under our revolving line of credit.
We are required by the terms of the applicable mortgage loan documents, the Secured Credit Facility and the revolving line of credit to comply with various covenants, including financial covenants, such as leverage and liquidity tests, and financial reporting requirements. As of September 30, 2015, we were in compliance with all such requirements and we expect to remain in compliance with all such requirements during the fiscal year ending 2015.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayments of our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our revolving line of credit; and (ii) interest payments on our mortgage indebtedness, unsecured notes payable to affiliates, the Secured Credit Facility and our revolving line of credit, as of September 30, 2015 (in thousands):

	Payments Due by Period
	Remainder (2015)	(2016-2017)	(2018-2019)	(After 2019)	Total
Principal payments — fixed rate debt	$1,317	$113,682	$124,905	$436,770	$676,674
Interest payments — fixed rate debt	7,826	57,964	44,576	42,097	152,463
Principal payments — variable rate debt	1,428	266,326	14,030	324,706	606,490
Interest payments — variable rate debt (based on rates in effect as of September 30, 2015)	4,191	18,247	16,034	25,105	63,577
Total	$14,762	$456,219	$199,545	$828,678	$1,499,204
FFO and FFO as Adjusted
FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts and widely recognized by investors and analysts as one measure of operating performance of a REIT. The FFO calculation excludes items such as real estate depreciation and amortization, gains and losses on the sale of real estate assets, impairment on depreciable assets and adjustments for unconsolidated partnerships and joint ventures. Historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for a REIT using the historical accounting for depreciation is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general, administrative and other expenses, and interest expenses. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We also chose to exclude from the calculation of FFO a taxable (expense)/benefit from our Taxable REIT Subsidiary, or TRS, which is our property manager. During the three months ended September 30, 2015 and 2014, the taxable expense was $99,000 and $388,000, respectively, and during the nine months ended September 30, 2015 and 2014, the taxable expense was $396,000 and $165,000, respectively.
We also use FFO, as adjusted, as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. FFO as adjusted, as defined by our company, represents, FFO excluding certain non-cash or non-routine items such as acquisition-related expenses, incentive compensation - LTIP units, fair value changes, write-off of deferred initial public offering costs, restructuring and impairment charges, loss on debt and preferred stock extinguishment, accretion expense of preferred stock, amortization of net debt premium and amortization of below/above market leases. We exclude acquisition-related expenses, incentive compensation - LTIP units, fair value changes, restructuring charges, loss on debt and preferred stock extinguishment, amortization of net debt premium and amortization of below/above market leases and accretion expense of preferred stock derivative because these are non-cash items that we believe do not present an accurate depiction of our FFO.
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

Our calculation of FFO and FFO as adjusted, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the following table for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(13,688)	$(5,088)	$(23,239)	$(18,918)
Add:
Redeemable non-controlling interest	(21,502)	(8,308)	(36,804)	(30,122)
Depreciation and amortization	15,783	17,827	49,137	70,611
Depreciation and amortization on unconsolidated entities	—	13	26	1,288
Loss/(gain) on sale of operating properties	1,642	(487)	(4,221)	(7,485)
Gain on sale of unconsolidated entities	(22)	—	(3,010)	—
Income tax expense of TRS	99	388	396	165
FFO	$(17,688)	$4,345	$(17,715)	$15,539
Add:
Acquisition-related expenses	$(10)	$200	$88	$2,211
Incentive compensation — LTIP units	145	174	922	1,323
Fair value changes including interest rate caps and swap	(42)	(4,994)	(629)	(15,640)
Write-off of deferred initial public offering costs	4,844	—	4,844	—
Restructuring and impairment charges	544	—	2,168	—
Loss on debt and preferred stock extinguishment	15,338	—	19,973	—
Accretion expense of preferred stock derivative	1,846	1,614	5,350	4,688
Amortization of net debt premium	(354)	(852)	(2,028)	(2,572)
Amortization of below market leases	—	(198)	(31)	(2,152)
FFO as adjusted	$4,623	$289	$12,942	$3,397
Weighted average shares of common stock and OP units outstanding — basic	65,016,710	65,900,132	65,647,458	64,765,064
Weighted average shares of common stock, OP units and common stock equivalents outstanding — diluted	66,810,174	67,802,872	67,385,269	66,617,205
Net loss per share of common stock attributable to common stockholders	$(0.53)	$(0.20)	$(0.91)	$(0.75)
FFO per share of common stock and OP units — basic	$(0.27)	$0.07	$(0.27)	$0.24
FFO per share of common stock, OP units, and common stock equivalents — diluted	$(0.26)	$0.06	$(0.26)	$0.23
FFO as adjusted per share of common stock and OP units — basic	$0.07	$—	$0.20	$0.05
FFO as adjusted per share of common stock, OP units, and common stock equivalents — diluted	$0.07	$—	$0.19	$0.05

The following table is our reconciliation of FFO and FFO as adjusted share information to weighted average shares of our common stock outstanding, basic and diluted, reflected on the unaudited condensed consolidated statements of comprehensive operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of shares of common stock and OP units outstanding — basic	65,016,710	65,900,132	65,647,458	64,765,064
Weighted average number of OP units outstanding	(39,339,011)	(40,542,206)	(40,069,087)	(39,472,774)
Weighted average number of shares of common stock outstanding — basic per the unaudited condensed consolidated statements of comprehensive operations	25,677,699	25,357,926	25,578,371	25,292,290
Weighted average number of shares of common stock, OP units, and common stock equivalents outstanding — diluted	66,810,174	67,802,872	67,385,269	66,617,205
Weighted average number of OP units outstanding	(39,339,011)	(40,542,206)	(40,069,087)	(39,472,774)
Weighted average number of LTIP Units	(818,460)	(647,907)	(756,612)	(573,588)
Weighted average number of unvested restricted shares of common stock	(143,754)	(192,661)	(166,331)	(108,838)
Weighted average number of unvested OP units	(633,090)	(891,477)	(702,854)	(976,198)
Weighted average number of unvested LTIP Units	(198,160)	(170,695)	(112,014)	(193,517)
Weighted average number of shares of common stock outstanding — diluted per the unaudited condensed consolidated statements of comprehensive operations	25,677,699	25,357,926	25,578,371	25,292,290
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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(34,848)	$(13,338)	$(59,204)	$(50,353)
General, administrative and other expense	6,463	6,445	17,948	18,214
Change in fair value of preferred stock derivatives/warrants and acquisition contingent consideration	(451)	(4,709)	(1,063)	(15,886)
Acquisition-related expense	(10)	200	88	2,211
Depreciation and amortization	16,356	18,671	50,820	74,282
Write-off of deferred initial public offering costs	4,844	—	4,844	—
Restructuring and impairment charges	544	—	2,168	—
Interest expense, net, including preferred dividends	22,359	26,499	74,280	78,492
Loss on debt and preferred stock extinguishment	15,338	—	19,973	—
(Income)/loss and gain on sale from unconsolidated joint ventures	(25)	(38)	(3,078)	1,131
Management fee income	(493)	(917)	(2,043)	(3,194)
Income tax expense	99	388	396	165
Loss/(gain) on the sale of depreciable properties	1,642	(487)	(4,221)	(7,485)
Net operating income	$31,818	$32,714	$100,908	$97,577
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
The table below presents, as of September 30, 2015, the principal amounts and weighted average effective interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands, except weighted average effective interest rates):

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$1,317	$42,215	$71,467	$54,323	$70,582	$436,770	$676,674	$698,661
Weighted average effective interest rate on maturing debt	4.95%	5.65%	5.11%	4.80%	5.24%	4.34%	4.63%	—
Variable rate debt — principal payments	$1,428	$262,511	$3,815	$6,906	$7,124	$324,706	$606,490	$602,523
Weighted average effective interest rate on maturing debt (based on rates in effect as of June 30, 2015)	3.00%	3.18%	2.38%	2.45%	2.45%	2.40%	2.74%	—
Mortgage loan payables were $1.119 billion ($1.116 billion, excluding premium) as of September 30, 2015. As of September 30, 2015, we had 40 fixed rate and 18 variable rate mortgage loans with effective interest rates ranging from 1.80% to 6.58% per annum and a weighted average effective interest rate of 3.78% per annum. As of September 30, 2015, we had $679.1 million ($676.1 million, excluding premium) of fixed rate debt, or 60.7% of mortgage loan payables at a weighted average interest rate of 4.64% per annum and $439.7 million of variable rate debt, or 39.3% of mortgage loan payables, at a weighted average effective interest rate of 2.47% per annum. The company has interest rate caps and swaps related to a portion of the mortgage loans above. See Note 13 , Fair Value of Derivatives and Financial Instruments.
As of September 30, 2015, we had unsecured notes payable to affiliates outstanding in the aggregate principal amount of approximately $616,000, with a weighted average interest rate of 3.00% per annum. The maturity date is on the earliest of the fifth anniversary from the applicable initial date of issuance or the date of our company’s public offering of common stock on a national securities exchange.
As of September 30, 2015, we had $156.9 million outstanding under the Secured Credit Facility, with an effective interest rate of 3.44% per annum, which represents the Eurodollar Rate, based on a one-month interest period plus a margin of 3.25%, and a maturity of January 4, 2016.
As of September 30, 2015, we had $9.9 million outstanding under our revolving line of credit with $100,000 available to be drawn and a maturity of January 4, 2016. Our revolving line of credit bears an annual interest rate equal to LIBOR plus a 3.25% margin. As of September 30, 2015, our annual interest rate was 3.44%.
An increase in the variable interest rate on our 18 variable interest rate mortgage loans, revolving line of credit and our Secured Credit Facility constitutes a market risk. As of September 30, 2015, a 0.50% increase in one-month LIBOR would have increased our overall annual interest expense by $3.0 million, or 3.06%, however, we do manage our interest rate risk through the use of derivative financial instruments. The interest rate derivatives that we primarily use are interest rate caps and interest rate swaps.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operations our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures, as of September 30, 2015, were effective.
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
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K, as filed with the SEC on March 24, 2015.
The REIT Merger is subject to approval by our stockholders
In order for the REIT Merger to be completed, our stockholders must approve the REIT Merger and the other transactions contemplated by the Merger Agreement. Approval of the REIT Merger requires (i) the affirmative vote of a majority of the shares of our common stock and our preferred stock outstanding as of the record date for our special meeting.
If the Mergers do not occur, we may incur payment obligations to Parent.
If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Parent a termination fee of $20.0 million and/or up to $5.0 million in expense reimbursement.
Failure to complete the Mergers could negatively affect our future business and financial results.
If the Mergers are not completed, our ongoing businesses could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•	being required, under certain circumstances, to pay to Parent a termination fee of $20.0 million and/or up to $5.0 million in expense reimbursement;

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.
If the Mergers are not completed, these risks could materially affect our business and financial results.
The pendency of the Mergers could adversely affect our business and operations.
Prior to the effective time of the Mergers, some of our tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. Similarly, current and prospective employees experience uncertainty about their future roles following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, knowingly encourage or knowingly facilitate any third-party proposals to acquire all or a significant part of us. With respect to any bona fide third-party acquisition proposal, we generally are required to offer to modify the terms of the Merger Agreement in response to such proposal before our board may withdraw or modify its recommendation to our stockholders in response to such acquisition proposal. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a substantial termination fee and/or expense reimbursement to Parent.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
If the Mergers are not consummated by March 31, 2016, either we or Parent may terminate the Merger Agreement.
Either we or Parent may terminate the Merger Agreement if the Mergers have not been consummated by March 31, 2016. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Mergers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 21, 2015, a total of 20,029 restricted OP units previously issued to the ELRM Parties were forfeited and canceled, at a valuation of $8.15 per unit, pursuant to certain indemnification obligations of the ELRM Parties set forth in Asset Purchase and Contribution Agreement, or the Contribution Agreement, entered into in connection with the ELRM Transaction.
On September 29, 2015, a total of 1,605,332 shares of common stock were issued to certain of our limited partners. The shares of common stock were issued in connection with such limited partners' redemption of a total of 1,605,332 OP units.
On October 8, 2015, a total of 13,906 restricted OP units previously issued to the ELRM Parties were forfeited and canceled, at a valuation of $8.15 per unit, pursuant to certain indemnification obligations of the ELRM Parties set forth in the Contribution Agreement.
On November 5, 2015, a total of 2,772,931 shares of common stock were issued to certain of our limited partners. The shares of common stock were issued in connection with such limited partners’ redemption of a total of 2,772,931 OP units.
The equity securities not registered under the Securities Act that have been issued and sold by the company have been issued and sold in reliance on Section 4(a)(2) of the Securities Act and Regulation D.
Item 3. Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5(a). Other Information.
On September 29, 2015, a total of 1,605,332 shares of common stock were issued to certain of our limited partners. The shares of common stock were issued in connection with such limited partners' redemption of a total of 1,605,332 OP units.
On November 5, 2015, a total of 2,772,931 shares of common stock were issued to certain of our limited partners. The shares of common stock were issued in connection with such limited partners’ redemption of a total of 2,772,931 OP units.
Item 5 (b). Material Changes to Proceedings by Which Security Holders May Recommend Nominees.
None.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, as applicable, in this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of November, 2015.

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

2.1
Agreement and Plan of Merger by and among Landmark Apartment Trust, Inc., Landmark Apartment Trust Holdings LP, Monument Partners, L.L.C., Monument REIT Merger Sub, L.P. and Monument Partnership Merger Sub, L.P., dated October 22, 2015 (included as Exhibit 2.1 to our Current Report on Form 8-K filed on October 22, 2015, and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Landmark Apartment Trust of America, Inc., dated June 17, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2013, and incorporated herein by reference)

3.2
Articles Supplementary designating the 8.75% Series D Cumulative Non-Convertible Preferred Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc.,(included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.3
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2013, and incorporated herein by reference)

3.4
Articles Supplementary designating the Series D Common Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc., (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 5, 2013, and incorporated herein by reference)

3.5
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock, dated September 9, 2013 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013, and incorporated herein by reference)

3.6
Articles Supplementary designating the 9.25% Series E Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.1 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.7
Articles Supplementary designating the Series E Common Stock, par value $0.01 per share, of Landmark Apartment Trust of America, Inc. (included as Exhibit 3.2 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.8
Articles of Amendment amending certain provisions of the Articles Supplementary for the designation of the 8.75% Series D Cumulative Non-Convertible Preferred Stock (included as Exhibit 3.3 to our Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

3.9
Articles of Amendment to Articles of Amendment and Restatement of Landmark Apartment Trust, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K filed on October 29, 2014, and incorporated herein by reference)

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

10.1	Form of Tax Protection Waiver (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2015, and incorporated herein by reference)

15.1*	Acknowledgement letter of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Denotes management contract or compensatory plan or arrangement.